Form 10-Q
period 1996-03-30
INTEGRATED CIRCUIT SYSTEMS INC
filed 1996-05-14
CIK 874689

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               __________________

                                   FORM 10-Q
                               __________________

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 30, 1996

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.


                        Commission File Number: 0-19299

                        ________________________________

                        INTEGRATED CIRCUIT SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                Pennsylvania                          23-2000174
      (STATE OR OTHER JURISDICTION OF               (IRS EMPLOYER
       INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

                         2435 Boulevard of the Generals
                         Norristown, Pennsylvania 19403
                    (Address of principal executive offices)

                                 (610) 630-5300
              (Registrant's telephone number including area code)

                        ________________________________



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           YES  [X]          NO  [_]

  As of May 10, 1996, there were 11,319,248 outstanding shares of the Registrant's Common Stock, no par value.

===============================================================================

                        INTEGRATED CIRCUIT SYSTEMS, INC.

                                     INDEX

                                                                       Page
                                                                      Number
                                                                      ------
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets:
         March 30, 1996 and June 30, 1995                                 3

         Consolidated Statements of Operations:
         Three and Nine Months Ended March 30, 1996 and March 31, 1995    4

         Consolidated Statements of Cash Flows:
         Nine Months Ended March 30, 1996 and March 31, 1995              5

         Notes to Consolidated Financial Statements                       6

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              8

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                               13

Signatures                                                              14

Exhibit 11                                                              15

PART  I.  FINANCIAL INFORMATION

ITEM  1.    CONSOLIDATED FINANCIAL STATEMENTS


           INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARY COMPANIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                          ($ and shares in thousands)

                                          March  30,   June 30,
                                             1996        1995
                                          ----------   --------
                                          (Unaudited)
ASSETS

Current Assets:
   Cash and cash equivalents                 $24,466    $ 9,960
   Marketable securities - current             4,566     12,525
   Accounts receivable, net                   14,422     18,825
   Inventory, net                             18,938     15,504
   Deferred income taxes                       3,938      3,550
   Prepaid income taxes                          213        410
   Other current assets                        3,094      3,073
                                             -------    -------
      Total current assets                    69,637     63,847
                                             -------    -------

Property and equipment, net                   13,591     13,358
Deposits on purchase contracts and
 facility lease                                6,065      4,240
Goodwill                                       1,896        409
Other assets                                     219        328
                                             -------    -------
      Total assets                           $91,408    $82,182
                                             =======    =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Note payable to bank                      $ 4,648    $     -
   Current portion of long-term
    obligations                                  157        294
   Accounts payable                            7,008      5,863
   Accrued expenses and other current
    liabilities                                3,519      5,759
                                             -------    -------
      Total current liabilities               15,332     11,916
                                             -------    -------

Long-term debt, less current portion           1,661      3,480
Deferred income taxes                          1,017        997
                                             -------    -------
      Total liabilities                       18,010     16,393
                                             -------    -------
Minority interest                              4,568      3,305

Shareholders' Equity:
   Preferred stock, authorized 5,000
    shares, non issued                             -          -
   Common stock, no par value,
    authorized 50,000 shares;
    issued and outstanding 11,317 and
    11,110 shares as of March  30, 1996
    and June 30, 1995, respectively           31,826     29,449
   Retained earnings                          37,004     33,035
                                             -------    -------
      Total shareholders' equity              68,830     62,484
                                             -------    -------
      Total liabilities and
       shareholders' equity                  $91,408    $82,182
                                             =======    =======

           See accompanying notes to consolidated financial statements

           INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             ($ and shares in thousands, except for per share data)
                                  (Unaudited)



                                            Three months ended      Nine months ended
                                          March 30,   March 31,   March 30,   March 31,
                                             1996        1995        1996        1995
                                          --------    --------    --------    ---------
Revenues:                                   $17,349     $27,793     $78,762     $76,225

Cost and expenses:
   Cost of sales                             13,964      13,428      47,340      35,958
   Research and development expense           3,080       2,837       8,994       8,476
   Sales and marketing expense                3,164       3,276       9,794       9,880
   General and administrative expense         1,891       2,219       5,314       6,170
   Non-recurring charges:
       Change in business strategies              -       3,822           -       3,822
       Discontinued product lines                 -       3,606           -       3,606
       Facility closing                           -           -       1,757           -
       Write off of in-process research
        and development costs                     -       4,092       1,500       4,092
                                            -------     -------     -------     -------
   Operating income (loss)                   (4,750)     (5,487)      4,063       4,221
                                            -------     -------     -------     -------

Interest and other income                      (452)       (323)     (1,120)       (924)
Interest expense                                123         304         555         701
                                            -------     -------     -------     -------
      Income (loss) before income taxes
       and minority interest                 (4,421)     (5,468)      4,628       4,444
                                            -------     -------     -------     -------
Income taxes                                 (1,918)       (632)      1,672       3,085
Minority interest                              (417)        341      (1,012)        341
                                            -------     -------     -------     -------
      Net income (loss)                     $(2,086)    $(5,177)    $ 3,968     $ 1,018
                                            =======     =======     =======     =======
Net income (loss) per common share           $(0.18)     $(0.47)      $0.34       $0.09
                                            =======     =======     =======     =======
Common and common equivalent shares          11,317      11,055      11,586      10,992


           See accompanying notes to consolidated financial statements.

           INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (Unaudited)

                                            Nine months ended
                                          March 30,   March 31,
                                             1996        1995
                                        -----------------------
Cash flows from operating activities:
   Net income                               $ 3,969     $ 1,018
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Non-recurring charge - facility
       closing                                1,757           -
      Depreciation and amortization           2,310       2,503
      Write-off of in-process research
       and development costs                  1,500       4,092
      Minority interest in net income        (1,012)        519
      (Gain) loss on disposition of
       assets                                    32           -
      Deferred income taxes                    (369)     (2,742)
      Tax benefit of stock option
       exercises                                427         282
      Accounts receivable                     3,203       2,487
      Inventory                              (3,503)     (3,372)
      Other assets, net                      (1,737)     (2,116)
      Accounts payable, accrued
       expenses and other current
       liabilities                           (2,066)        739
      Income taxes payable                      197         408
                                            -------     -------
         Net cash provided by operating
          activities                          4,708       3,818
                                            -------     -------

Cash flows from investing activities:
   Capital expenditures                      (2,569)     (2,354)
   Sales, maturities (purchase) of
    marketable securities                     7,846       2,384
   Net assets acquired                         (334)     (1,766)
                                            -------     -------

         Net cash provided by  (used
          in) investing activities            4,943      (1,736)
                                            -------     -------

Cash flows from financing activities:
   Net borrowing under line of credit
    agreement                                 2,964       1,146
   Repayments of long-term debt                (153)       (287)
   Exercise of stock options                  2,043         749
                                            -------     -------
         Net cash provided by (used in)
          financing activities                4,854       1,608
                                            -------     -------
Net increase in cash and cash
 equivalents                                 14,505       3,690
Cash and cash equivalents:
   Beginning of period                        9,960         887
                                            -------     -------
   End of period                            $24,465     $ 4,577
                                            =======     =======
Supplemental disclosures of cash flow
 information:
   Cash payments during the period for:
      Interest                              $   334     $   256
                                            =======     =======
      Income taxes                          $ 1,387     $ 6,100
                                            =======     =======
Supplemental disclosures of non-cash
 investing activities:
      Issuance of Turtle Beach common
       stock - acquisition of
       Value Media                          $ 2,673     $     -
                                            =======     =======

         See accompanying notes to consolidated financial statements.

           INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  INTERIM ACCOUNTING POLICY

The accompanying consolidated financial statements have not been audited. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at March 30, 1996 and results of operations and cash flows for the interim periods presented. Certain items have been restated to conform to current period presentation.


Certain footnote information has been condensed or omitted from these consolidated financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995. Results of operations for the three month and nine month periods ended March 30, 1996 are not necessarily indicative of results to be expected for the full year.


(2)  CONSOLIDATION POLICY

The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries (wholly and majority-owned), after elimination of all significant intercompany accounts and transactions.


(3)  SUBSIDIARY'S ACQUISITION AND CONSOLIDATION

In January 1996, Turtle Beach Systems, Inc. ("Turtle Beach"), a majority owned subsidiary of the Company issued 500,000 shares of its common stock, valued at $2.67 per share, to the Company as consideration of the cancellation by the Company of indebtedness in the principal amount of $1,325,000 owing to the Company by Turtle Beach. In February 1996, the Company purchased from Value Media, Inc., a minority stockholder in Turtle Beach, 183,700 shares of common stock of Turtle Beach for a cash payment of $490,479. At March 30, 1996, the Company owned 80.8% of the common stock of Turtle Beach.

(4) INVENTORY

Inventory is valued at the lower of cost or market using the first-in, first-out
(FIFO) method. The components of inventories are as follows (in thousands):


                       March  30,  June 30,
                          1996       1995
                       ----------  --------

Work-in-process           $ 7,511   $ 9,407
Finished parts             11,427     6,097
                          -------   -------
    Total inventory       $18,938   $15,504
                          =======   =======

(5)  NET INCOME PER COMMON SHARE

Primary earnings per common share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options to purchase common stock (using the treasury stock method based on average price over the period). Fully diluted earnings per share is based on the weighted average number of shares and equivalent shares outstanding (using the treasury stock method based on ending price, if higher), unless anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth, for the periods indicated, certain cost, expense and income items as a percentage of total revenues. The table and the subsequent discussion should be read in conjunction with the financial statements and the notes thereto:

                                                 Three months ended                  Nine months ended
                                            March 30,      March 31,               March 30,    March  31,
                                              1996            1995                   1996         1995
                                            ---------      ---------               ---------    ----------
Revenue                                         100.0%     100.0%                    100.0%     100.0%

Cost and expenses:
   Cost of sales                                 80.5       48.3                      60.2       47.2
   Research and development expense              17.8       10.2                      11.4       11.1
   Sales and marketing expense                   18.2       11.8                      12.4       13.0
   General and administrative expense            10.9        8.0                       6.7        8.1
   Change in business strategies                    -       13.7                         -        5.0
   Discontinued product line                        -       13.0                         -        4.7
   Facility closing                                 -          -                       2.2          -
   Write-off of in-process research and
    development costs                               -       14.7                       1.9        5.4
                                                -----      -----                     -----      -----
   Operating income  (loss)                     (27.4)     (19.7)                      5.2        5.5

Interest and other (income)                      (2.6)      (1.1)                     (1.4)      (1.2)
Interest expense                                  0.7        1.1                       0.7        0.9
                                                -----      -----                     -----      -----
Income  (loss) before income taxes
   and minority interest                        (25.5)     (19.7)                      5.9        5.8
Income tax expense                              (11.1)      (2.3)                      2.1        4.0
Minority interest                                (2.4)       1.2                      (1.3)       0.5
                                                -----      -----                     -----      -----
Net income (loss)                               (12.0%)    (18.6%)                     5.0%       1.3%
                                                =====      =====                     =====      =====

Third Quarter 1996 as compared to Third Quarter 1995

Consolidated revenue decreased by 37.6% or $10.4 million for the third quarter ended March 30, 1996 as compared to the prior year quarter. The decrease in revenue was primarily attributable to a general softness in the PC component business and continued impact of declining orders in the frequency timing generator (FTG) business and was partially offset by increased revenue contribution from Turtle Beach.

The Company's FTG component revenue decreased by 53.8% or $6.8 million for the third quarter of fiscal 1996 as compared to the prior year quarter. Total FTG component revenue contributed 33.5% of consolidated revenue for the third quarter in fiscal 1996 which represented a decline with respect to 45.3% for the prior year quarter.

Timing and communication component revenue, which includes data communications and power, decreased by 48.3% or $1.3 million for the third quarter of fiscal
1996, as compared to the prior year quarter.   Timing and communications
component revenue comprised 7.8% of consolidated revenue for the third quarter of fiscal 1996 versus 9.4% for the prior year quarter.

Multimedia revenue which includes revenue from the Company's majority owned subsidiary ARK Logic, Inc. ("ARK Logic") and other integrated circuit components for PC graphics, audio and video applications decreased by 48.0% or $2.3 million in the third quarter of fiscal 1996 as compared to the prior year quarter. Multimedia revenue comprised 14.3% of consolidated revenue for the third quarter of fiscal 1996, as compared to 17.2% for the prior year quarter.

Revenue from custom ASIC components decreased by 27.9% or $1.3 million during the third quarter of fiscal 1996, as compared to the prior year quarter. ASIC component revenue comprised 20.0% of consolidated revenue for the third quarter of fiscal 1996 versus 17.3% for the prior year quarter.

Revenues from Turtle Beach increased by 40.6% or $1.2 million during the third quarter of fiscal 1996, as compared to the prior year quarter. The increased revenue reflects gain in certain product lines acquired from Value Media, Inc. in the second quarter of fiscal 1996. Turtle Beach contributed 24.4% of consolidated revenue in the second quarter of fiscal 1996, as compared to 10.8% in the prior year quarter.

Foreign revenue (which includes shipments of ICs to offshore subsidiaries of US multinational companies) was 55.6% of total revenue for the third quarter of fiscal 1996, which remains largely unchanged from the 56.0% of total revenue in the prior year quarter.

Cost of sales as a percentage of total revenue was 80.5% for the third quarter of fiscal 1996, as compared to 48.3% in the prior year quarter. The increase in the cost of sales percentage was primarily due to an average selling price
(ASP) decline in the FTG and Multimedia product lines and the impact of reduced revenues on fixed manufacturing overhead.

Research and development expense increased to 17.8% of total revenue for the third quarter of fiscal 1996 from 10.2% in the prior year quarter. The increase reflects reduced revenue and increased efforts on new product development. While sales, general and administrative expenses nominally decreased as compared to the prior year period, they increased significantly as a percentage of revenues due to reduced revenues during the quarter.

Net loss for the third quarter fiscal 1996 was $2.1 million or $0.18 per share, as compared to net loss of $5.2 million (including one-time charge of $8.9 million, tax effected) or $0.47 per share.

Nine Months Ended March 30, 1996 as compared to Nine Months Ended March 31, 1995

Consolidated revenue increased by 3.3% or $2.5 million for the nine months ended March 30, 1996, as compared to the prior year period. The increase in revenue was primarily attributable to increases in revenue from Turtle Beach and multimedia components, partially offset by the decreases in revenue associated with FTG and ASIC components.

The Company's FTG component revenue decreased 9.3% or $3.4 million for the nine months of fiscal 1996, as compared to prior year period. Total FTG component revenue contributed 41.8% of consolidated revenue for the nine months of fiscal 1996, which represented a decline with respect to 47.6% of consolidated revenue for the prior year period.

Timing and communication component revenue decreased by 8.1% or $500,000 for the
nine months of fiscal 1996, as compared to the prior year period.   Timing and
communications component revenue comprised 7.2% of consolidated revenue for the nine months of fiscal 1996, as compared to 8.1% for the prior year period.

Multimedia component revenue increased by 29.6% or $2.7 million for the nine months ended March 30, 1996, as compared to the prior year period. The increase reflects the acquisition of ARK Logic in the third quarter of fiscal 1995. Multimedia revenue contributed 15.2% to the consolidated revenue during fiscal 1996 as compared to 12.1% in the prior year period.

Revenue from custom ASIC components decreased by 17.9% or $2.8 million during the nine months of fiscal 1996, as compared to the prior year period. ASIC component revenue comprised 16.3% of consolidated revenue for the nine months ended March 30, 1996, versus 20.5% for the prior year period.

Revenues from Turtle Beach increased by 72.8% or $6.5 million during the nine months of fiscal 1996, as compared to the prior year period. The increase is primarily due to the acquisition of the upgrade kit product line of Value Media, Inc. in the second quarter of fiscal 1996. Turtle Beach contributed 19.6% of consolidated revenue in fiscal 1996, as compared to 11.7% in the prior year period.

Foreign revenue (which includes shipments of ICs to offshore subsidiaries of US multinational companies) was 60.5% of total revenue for the nine months ended March 30, 1966, as compared to 57.2% of total revenue in the prior year period.

Costs of sales as a percentage of total revenue was 60.1% for the nine months of fiscal 1996, as compared to 47.2% in the prior year period. The increase in the cost of sales percentage reflects the dilutive impact of revenue gains at Turtle Beach and Multimedia components, as well as a decline in average sales price for the FTG and Multimedia product lines.

Research and development expense increased slightly to $9.0 million for the nine months of fiscal 1996 from $8.5 million in the prior period. The increase is primarily attributable to increased investment in new products. Sales, general and administrative expenses, as a percentage of revenues, declined to 19.1% from 21.1% in fiscal 1996, as compared to the prior year period.

Income Taxes

The Company's effective income tax rate was 36.2% for the nine months ended March 30, 1996, as compared to 69.4% in the prior year period. The non-tax deductible intangible write-offs related to the acquisition of ARK Logic taken in the third quarter of 1995 resulted in the unusually high tax rate in the prior period. Excluding the tax impact of these write-offs, the Company's effective tax rate would have been 36.9%.

Industry Factors

The Company continues to experience pricing pressures and increased competition in its more mature, lower performance products. The Company's strategy has been to develop new products and introduce them ahead of the competition in order to be selected for design into products of leading OEMs. The Company's newer components, which include advanced motherboard FTG components, timing and communication components and PC multimedia audio and graphics components, are examples of this strategy. There can, however, be no assurance that the Company will continue to be successful in these efforts or that further competitive pressures will not have a material impact on revenue growth or profitability.

The Company's backlog as of March 30, 1996  was $24.9 million, as compared to
$28.0 million in the prior year period.   The  reduction in  backlog is
primarily attributable to order slowdown and inventory scheduling adjustments by customers in the personal computer market. The Company includes in its backlog customer released orders which may be canceled generally with 60 days advance notice without significant penalty to the customers. Accordingly, the Company believes that its backlog, at any particular time, should not be used as a measure of future revenues.

The semiconductor and personal computer industry, in which the Company participates, is generally characterized by rapid technological change, intense competitive pressure, and, as a result, product price erosion. The Company's operating results can be impacted significantly by the introduction of new products, new manufacturing technologies, rapid changes in the demand for products, decreases in the average selling price over the life of a product and the Company's dependence on third-party wafer suppliers. The Company's operating results are subject to quarterly fluctuations as a result of a number of factors, including competitive pressures on selling prices, availability of wafer supply, fluctuation in yields, changes in the mix of products sold, the timing and success of new product introductions and the scheduling of orders by customers. The Company believes that its future quarterly operating results may also fluctuate as a result of Company-specific factors, including pricing pressures on its more mature FTG components as well as the competitive pressure and lower gross margins for its multimedia products, continuing demand for its custom ASIC products and acceptance of the Company's newly introduced ICs and board level and software products, and market acceptance of its customers' products. Due to the effect of these factors on future operations, past performance may be a limited indicator in assessing potential future performance.

Liquidity and Capital Resources

At March 30, 1996, the Company's principal sources of liquidity included cash and cash equivalents of $24.5 million and $4.6 million of short-term investments. The investments primarily consist of marketable securities with various maturities up to one year. During the first nine months of fiscal 1996, cash flow from operating activities totaled $4.7 million reflecting favorable operating income and reduced tax payments. During this quarter, the Company repaid $1.8 million of its mortgage loan to reduce interest expense, and placed a $2 million deposit with Chartered Semiconductor in accordance with the wafer purchase agreement.

Expenditures for property and equipment totaled $2.6 million in the first nine months of fiscal 1996, as compared to $2.4 million in the first nine months of fiscal 1995. Expenditures in fiscal 1996 were primarily for work stations and computer-aided design software for use in new product development and for state-of-the-art test equipment.

The Company believes that existing sources of liquidity and funds expected to be generated from operations will provide adequate cash to fund the Company's anticipated working capital needs over the short term. Further expansion of the Company's business or the completion of any material strategic acquisitions may require additional funds which, to the extent not provided by internally generated sources, could require the Company to seek access to debt or equity markets.

Update on impact of one-time charges taken in FY 1995 and FY 1996

The Company's Form 10-K for the fiscal year ending June 30, 1995 discussed a one-time charge of $11.5 million taken during the third quarter of fiscal 1995. The Company believes that the actions associated with this charge will generate annual savings in excess of $5 million. These savings are expected to be generated primarily through a reduction of salary and associated overhead and expenses as a result of approximately 70 fewer employees and consultants at the Company's various facilities. This reduction affects substantially all employee groups and will require the payment of approximately $2.1 million in severance over the twelve month period ending March 31, 1996. The actions contemplated by this charge have largely been accomplished and a substantial portion of the expected savings has been realized. The full impact of such savings will not, however, be realized until fiscal 1997. The Company does not currently expect these savings will be materially offset by anticipated increased expenses or reduced revenue associated with the activities leading to this charge. In addition, as of the date of this filing, the Company has recovered approximately $250,000 by disposing of certain of the assets which were written off. Of the total charge, approximately $9 million was related to non-cash items. The charge is not expected to affect future cash outflows other than for the severance payments offset by any recovery of assets written-off.

The Company's Form 10-Q for the second quarter of fiscal 1996 ending December 30, 1995, discusses a one-time charge of $2.7 million taken during the second quarter of fiscal 1996. The subject charge, however, includes severance of $0.3 million to be paid over the remainder of fiscal 1996, relating to the reduction of approximately 20 employees as a result of the closing of Turtle Beach's York facility. In addition, the charge includes a reserve for terminating the lease for the York facility and a write-off of fixed and other assets as a result of the closure of the York facility. The Company expects to generate annual savings of approximately $600 thousand, primarily as a result of the reductions in personnel and associated overhead. The full impact of such savings will not, however, be realized until first quarter of fiscal year 1997. The Company does not currently expect these savings to be materially offset by anticipated increased expenses or reduced revenue associated with the activities leading to this charge. Of the total charge, approximately $2 million was related to non-cash items. The charge is not expected to affect future cash outflows other than for the severance payments offset by any recovery of assets written-off.

PART  II.  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     Exhibit
     Number    Description

     11 Computation of Net Income Per Share for the three and nine months ended March 30, 1996 and March 31, 1995


     (b)  Reports on Form 8-K:

             None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 13, 1996      INTEGRATED CIRCUIT SYSTEMS, INC.



                                    By:  /S/ David W. Sear
                                         --------------------------------------
                                         David W. Sear
                                         President and Chief Executive Officer



Date:  May 13, 1996                 By:  /S/ Hock E. Tan
                                         -------------------------------------
                                         Hock E. Tan
                                         Senior Vice President
                                         (principal financial & accounting
                                          officer)