Form 10-K
period 1996-06-29
INTEGRATED CIRCUIT SYSTEMS INC
filed 1996-09-26
CIK 874689

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
  [x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended June 29,1996
                                OR
  [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 0-19299

                       Integrated Circuit Systems, Inc.
           (Exact name of registrant as specified in its character)

       Pennsylvania                                          23-2000174
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

2435 Boulevard of the Generals, Norristown, Pennsylvania     19403
  (Address of principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code:  (610) 630-5300

          Securities registered pursuant to Section 12(b) of the Act:
                                      None
          Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                                (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X    No
                                               ------     ------

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

   Aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of September 6, 1996, based on the closing sales price, was $113,096,775. Such calculation excludes the shares of Common Stock beneficially held by directors and certain officers of the registrant but does not reflect a determination that persons are affiliates for any other purpose. The number of shares outstanding of the registrant's Common Stock as of September 6, 1996: 11,392,050 shares

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 25, 1996 are incorporated by reference into Part III.

================================================================================

                                    PART I

Item 1.  BUSINESS
                                    General
                                    -------

Integrated Circuit Systems, Inc. (the "Company") was incorporated in Pennsylvania in 1976, and began by designing and marketing custom application specific integrated circuits ("ASICs") for various industrial customers. In particular the Company was noted for its unique expertise in designing ASICs which combined both analog and digital or "mixed-signal" technology. By 1988, the Company had adopted a strategy of developing proprietary integrated circuits ("ICs") to capitalize on its complex mixed-signal design technology and pioneered the market for frequency timing generators ("FTGs") which provide the timing signals or "clocks" necessary to synchronize high performance electronic systems. FTGs replaced the multiple crystal oscillators and other peripheral circuitry previously used to generate and synchronize timing signals, thus providing savings in board space, power consumption and cost. The Company's initial FTG products were used in video graphics applications in personal computers ("PCs"), but its FTG product line soon expanded to include ICs for the main circuit boards of the PC (commonly referred to as the "motherboards") and PC peripheral devices such as disk drives, audio cards and laser printers. More recently the Company has further extended the use of its mixed-signal expertise to develop and market products for multimedia and data communication applications.

In the second quarter of fiscal 1993, the Company acquired Avasem Corporation ("Avasem"), a privately held company providing FTGs primarily for PC
motherboards, as well as other custom mixed signal IC components.   In the first
quarter of fiscal 1994, the Company acquired Turtle Beach Systems, Inc., a privately held company engaged in the design, development and marketing of sound board and software products primarily for the PC multimedia market. These acquisitions were structured as tax-free reorganizations and were accounted for as pooling of interests. Accordingly, all financial information has been restated to reflect the combined operations of these companies. In the third quarter of fiscal 1995, the Company acquired a 51% interest in ARK Logic, Inc., a privately held company developing graphic accelerator engines. In the second quarter of fiscal 1996, the Company's Turtle Beach subsidiary acquired the PC multimedia and communications peripheral product lines of Value Media, Inc., a privately held company that developed and marketed multimedia peripheral kits for PCs. Through its Turtle Beach subsidiary the Company integrates its multimedia ICs with additional hardware and software, and markets multimedia peripheral kits for PCs. The latter two acquisitions were accounted for using the purchase method, and accordingly such operations are now included in the Company's consolidated financial statements from the respective dates of acquisition. The company considers its various design, manufacture and marketing activities to be a single industry segment.

The Company's initial public offering of Common Stock occurred in June 1991, at which time the Company's Common Stock commenced trading on the Nasdaq National Market under the symbol ICST.


                       Products and Product Applications
                       ---------------------------------

Frequency Timing Generators
The Company's FTG customers are predominately PC original equipment manufacturers ("OEMs"). As of fiscal 1996, these major OEM customers include:
Intel, Compaq, IBM, Hewlett-Packard and DEC.

Motherboard and Peripheral Applications. The Company supplies a broad line of FTG products for use in motherboard and peripheral applications, which provide the numerous frequency outputs required for both general and specific timing functions required by the motherboards and the peripherals of computer systems. These FTGs control multiple functions by providing and synchronizing the timing of the computer system, including signals from the video screen, graphics controller, memory, keyboard, microprocessor, disk drives and communication ports. The Company has expanded its presence in this market and the products designed for these applications currently contribute most of the Company's FTG revenues.

During fiscal 1995 the Company experienced increased demand for its FTG motherboard and peripheral products driven by industry growth in higher performance desktop and portable computing, and a new generation of FTGs for the Pentium, PowerPC, and NexGen microprocessor-based motherboards. Such demand however slowed during fiscal 1996, reflecting an aging product line and a general softness in the PC component industry.

New Applications. The Company intends to increase its presence in high frequency/performance FTGs for timing and graphics applications, which applications comprised less than 10% of its total FTG revenue in fiscal 1996. Such applications will likely include new products for wireless communications and other non-PC markets.


Multimedia Products
PC multimedia applications enable the user to input, create, manipulate and combine different forms of data including audio and video (i.e., images, text, graphics and animation). The Company's customers in the multimedia market are
predominately add-in board makers.   including Jaton, Hercules, Aztech and
Diamond Multimedia.

Turtle Beach Systems.   With the acquisition of Turtle Beach in July 1993, the
Company expanded its product offerings to include a family of high performance PC sound board and software products used to record, edit and play back digitally recorded sound on IBM compatible computers. Turtle Beach marketed these products for professional audio and music applications through the PC distribution channel and consumer mass merchandisers. The Company originally intended to incorporate proprietary audio chipsets and software under development in the Company into new Turtle Beach sound card products. However, with the recent redirection of the Company's multimedia product strategy to integrate audio into the video/graphic environment, the original intent is no longer appropriate.

The Company is exploring alternatives which will enable Turtle Beach to be separately measured in both financial and business terms, while maximizing the return on the Company's investment in Turtle Beach for the Company's
shareholders.   During the third quarter of fiscal 1995 the Company took a one-
time charge of $3.5 million as part of downsizing Turtle Beach, replaced certain management personnel and discontinued Turtle Beach's non-SoundBlaster compatible business. During the second quarter of fiscal 1996 the Company took a one-time charge of $2.3 million in connection with the relocation of the Turtle Beach business from York, PA to Fremont, CA, and a write-off of in-process R&D in connection with its purchase of the peripheral product lines of Value Media, Inc. While Turtle Beach continued to significantly increase its revenue during fiscal 1996, the PC audio business remains a challenge for the Company and there can be no assurance that break-even performance for Turtle Beach can be reliably achieved or sustained.

ARK Logic. The Company acquired a majority interest in ARK Logic in the third of quarter of fiscal 1995. ARK Logic offers a family of graphic user interface controller chips with built-in high performance graphic accelerator engines. A suite of software drivers supporting PC operating systems has also been developed by ARK Logic. These devices utilize external RAMDAC and video clock generators which are compatible with the Company's GENDAC (FTG integrated with a RAMDAC/TM/) family of integrated generators.

During the later part of fiscal 1996 ARK Logic introduced a fully integrated single chip controller incorporating the Company's GENDAC technology, full motion video functionality and ARK Logic's graphics core logic. ARK Logic expects to introduce its next generation video graphics controller in early fiscal 1997. In addition, ARK Logic is continuing development of a full PC multimedia solution in a single chip which includes 3-D rendering capabilities as well as 2-D video graphics and audio, which is expected to be introduced in late fiscal 1997.

Timing & Communications
The Company has developed and since late fiscal 1995 marketed transceiver chipsets for data communications applications, including ATM and SONET. New product introductions continued in fiscal 1996 to address these and other rapidly growing communication opportunities in Fast Ethernet. During the fourth quarter 1996 the Company introduced and sampled prototypes for a single chip, CMOS, 10/100 megabyte PHYceiver product for Fast Ethernet applications. This unique product has generated significant interest among OEMs supplying 100 megabyte solutions to the networking industry. The Company believes that transition to Fast Ethernet in the LAN marketplace continues to offer opportunities for the Company's communication products. In addition, the Company continues to have a significant presence in high frequency performance timing for workstation applications. New products were introduced last year for laser engine and line locking applications, which have subsequently won acceptance at major office product, telecommunications and imaging OEMs.


Custom ICs
The Company has developed and sold custom mixed-signal ICs to a broad range of customers and market applications. Custom ICs are typically sold pursuant to development and production contracts which generally provide for partial reimbursement of development costs and a minimum production commitment to be purchased by the customer after approval of a prototype. Unit prices for custom IC products are negotiated based on factors which include complexity of the design, minimum purchase requirements and the Company's production and testing costs. Such products do not, however, contribute a significant portion of the total Company revenue.

A few of the Company's custom IC products are sold into the medical market for applications which include a blood glucose measurement instrument, hearing aids and cardiac pacemakers. In certain cases, the Company has provided or received indemnities with respect to possible third party claims arising from these products. Although the Company believes that exposure to third party claims has been minimized, there can be no assurance that the Company will not be subject to third party claims in these or any other applications, or that any indemnification or insurance available to the Company will be adequate to protect it from liability.


                              Sales and Marketing
                              -------------------

The Company markets its IC component products worldwide through independent sales representatives and a network of distributors managed by a direct sales force. During fiscal 1996 the Company conducted its direct sales efforts through its offices in Norristown, Pennsylvania, San Jose, California, Austin, Texas, and Boston, Massachusetts. The Company has over 400 OEM customers, including, ATI Technologies, Compaq, DEC, Diamond Computer, Epson, Hewlett Packard, IBM, Intel, Silicon Graphics, Sun Microsystems, Tandy and Texas Instruments. During fiscal 1996 shipments to Intel (including all Intel and Intel subcontractor locations) accounted for ten or more percent of the Company's consolidated revenue.

The Company's Turtle Beach products are sold to distributors and mass-merchandisers. Sales efforts are conducted through its sales office located in Fremont, CA and through third party sales representatives.

Foreign sales are conducted by sales representatives and distributors located in the Pacific Rim and Europe. Foreign sales are generally denominated in U.S. dollars and are subject to risks common to export activities, including governmental regulation and trade barriers.

At June 29, 1996, the Company's backlog was approximately $23.0 million, as compared to $35.4 million at June 30, 1995. The Company includes in its backlog customer released orders with firm schedules for shipment within the next twelve months. These orders may be canceled generally with 60 days advance notice
without significant penalty to the customers.    The Company has experienced a
reduction in customer
order lead times for its IC products and its "turns" business (i.e., orders placed by customers for immediate or relatively short term delivery) has grown to a significant share of its quarterly revenue. Almost all of Turtle Beach's orders are turns business and accordingly Turtle Beach operates with a relatively small backlog. Furthermore, in accordance with industry practices Turtle Beach periodically accepts from its customers returns of products which such customers have not resold within a reasonable time period, in exchange for
orders for new products.   For these reasons, the Company believes that its
backlog, at any time, should not be used as a measure of future revenues.

The Company's revenues are subject to fluctuations primarily as a result of competitive pressures on selling prices, changes in the mix of products sold, the timing and success of new product introduction and the scheduling of orders by customers.

The Company generally warrants that its products will be free from defects in workmanship and materials for a one-year period. Defective products returned to the Company within the warranty period are replaced after a confirming evaluation by the Company's quality control staff. The Company has not experienced significant warranty returns to date.


                                 Manufacturing
                                 -------------

The Company has qualified and utilizes third party suppliers for the manufacture of silicon wafers. Such suppliers are capable of providing CMOS processing technologies ranging from 0.35 to 3 micron. All of the Company's wafers currently are manufactured by outside suppliers, three of which supply the substantial majority of the Company's wafers. The Company and the suppliers typically agree on production schedules based on order backlog and demand forecasts for the next three months.

Although most of the Company's relationships with its wafer suppliers do not currently provide for the supplier to supply, or the Company to purchase, substantial minimum wafer quantities, the Company has, on occasion, made negotiated commitments to purchase specified minimum wafer quantities in exchange for supply commitments and/or pricing concessions. During the past fiscal year the Company entered into a wafer purchase contract with Chartered Semiconductor Manufacturing PTE. Ltd. ("CSM") pursuant to which the Company advanced to CSM a deposit of $2 million as part of a mutual commitment for CSM to supply and the Company to purchase an agreed minimum quarterly quantity of wafers over a five-year period from April, 1996 through December, 2000. In addition CSM agreed to provide to the Company certain price concessions as part of such commitment. Under its agreement with CSM the Company is required to increase its deposit to up to $20 million during the five year term. Any failure of either CSM and/or the Company to comply with its supply or purchase commitment, as is applicable, will result in the assessment of specified liquidated damages against the party failing to comply with its commitment. The Company had previously entered into a similar agreement with one of its other wafer suppliers, American Microsystems, Inc. but has subsequently amended such agreement to remove any material purchase and supply commitment as well as any associated penalties.

During fiscal 1995 the Company operated its own testing facilities at Valley Forge, Pennsylvania, to ensure the quality of both purchased wafers and assembled products. Such facilities included IC testing equipment and a staff of product engineering, test and planning personnel. In addition, a significant portion of final testing of certain finished products had been performed by subcontractors in California and in the Philippines. During fiscal 1996 the Company transferred the remaining testing activities it performed in-house to offshore subcontractors. To ensure that the quality of the Company's product is maintained, personnel have been put in place to closely supervise these offshore facilities. Exit costs from relocating its in-house facilities were provided as part of the one-time charge taken by the Company in the third quarter of fiscal 1995, with transition costs related to relocating equipment and operations offshore being expensed as incurred. This transfer of test operations was completed during the current fiscal year.

Turtle Beach generally uses contracted manufacturing and packaging services as well as parts and components which are generally available from multiple vendors as part of their standard product/service offerings. Certain components, however, are available from sole or limited source suppliers. Turtle Beach typically purchases these sole and limited source components pursuant to purchase orders placed from time to time in the ordinary course of business and has no guaranteed supply arrangements with such suppliers (including certain of the Company's audio IC components.)

The Company believes that adequate capacity will be available to support its manufacturing requirements. The Company's reliance, however, on multiple, internationally located, outside subcontractors involves several risks, including capacity constraints or delays in timely delivery and reduced control over delivery schedules, quality assurance and costs. The Company is continuously evaluating new sources of supply and is seeking to obtain additional sources of supply and capacity for more advanced process technologies, although, there can be no assurance that such additional sources and capacity can be obtained. The occurrence of any supply or other problem resulting from these risks could have a material adverse effect on the Company's operating results.


                            Research and Development
                            ------------------------

The Company believes that it must continually introduce new products to take advantage of market opportunities and maintain its competitive position. Research and development efforts concentrate on the design and development of new leading edge products for the Company's markets and the continual enhancement of the Company's design capabilities. Expenditures for research and development were approximately $12.1 million, $11.4 million and $10.6 million in fiscal 1996, 1995 and 1994, respectively, and include expenses related to the development of the Company's recently introduced timing and communication products as well its multimedia and custom ASIC products. Such expenses typically include the addition of engineering personnel and increased investments in design tools and support overheads related to new and existing product development.

The Company expects to continue to increase its spending for research and development in absolute dollar amounts in the foreseeable future. Because design of the Company's products is extremely complex, the Company has experienced delays from time to time in completing products on a timely basis. The design of the Company's products is an extremely complex iterative process involving the development of a prototype product through computer-aided circuit design, the generation of photo masks for the manufacturing process and the fabrication of wafers. Throughout this process, the Company's engineering staff reviews preliminary performance data against the original product specifications. Resulting variances, if any, may require redesign of previously completed elements and result in the lengthening of the design, and thus the production cycle.


                        Patents, Licenses and Trademarks
                        --------------------------------

The Company holds several patents as well as copyrights, mask works and trademarks with respect to its various products and expects to continue to file applications for the same in the future as a means of protecting its technology and market position. In addition, the Company seeks to protect its proprietary information and know-how through the use of trade secrets, confidentiality agreements and other security measures. There can be no assurance, however, that these measures and/or others will be adequate to safeguard the Company's interests or preserve the Company's leading edge in certain of its technology and products or protect it from allegations regarding potential patent infringement. To augment product feature sets or accelerate development schedules, the Company licenses certain technologies, however, no single license is deemed to be material to the consolidated business of the Company. In certain instances, the Company has performed design services pursuant to an agreement by which it transferred certain of its intellectual property rights in the final product to its customer. Such transfer is also not deemed material to the consolidated business of the Company.

As is typical in the semiconductor industry, the Company from time to time has been notified that it may be infringing certain patents and other intellectual property rights of others. Such matters are evaluated and reviewed with counsel. To date, matters of this nature have not resulted in material litigation against the Company. There can be no assurance, however, that litigation will not be commenced in the future regarding any claim of infringement of any intellectual property right, or that, if required, any licenses or other rights could be obtained on acceptable terms.


                                  Competition
                                  -----------

In general, the semiconductor and PC component industries are intensely competitive and characterized by rapid technological changes, price erosion, cyclical shortages of materials, and variations in manufacturing yields and efficiencies. The Company's ability to compete in this dynamic and opportunistic environment depends on factors both within and outside its control, including new product introduction, product quality, product performance and price, cost-effective manufacturing, general economic conditions, the performance of competition and the growth and evolution of the industry in general. In the latter regard there are several substantial entities, the Company not being one of them, in the industry who could and do exert significant influence in determining the pace and key trends in the development of PCs and PC components. Moreover, some of the Company's current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company. Competitors also include privately owned and emerging companies attempting to secure a share of the market for the Company's products.

The Company has directed significant resources towards the objective of establishing growth in PC video/graphics accelerator and networking transceiver markets. In order to succeed the Company will potentially have to displace larger and more established competitors in these markets. There can be no assurance that the Company will be successful in its efforts or that even if market penetration were to be achieved, competitive responses would not have a material adverse impact on future profitability.


           Cautionary Statement Concerning Forward Looking Statements
           ----------------------------------------------------------

This report contains certain forward-looking statements that are subject to risks and uncertainties. Forward looking statements include, without limitation, information under the captions "Products and Product Applications" and elsewhere in this report, relating to planned product introductions and/or statements preceded by, followed by or that include the words "believes"," expects", "anticipates", "intends" or similar expressions. For such statements the Company claims the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. The following important factors, in addition to those discussed elsewhere in the report and in the documents incorporated herein by reference, could cause the results to differ materially from those expressed in such forward looking statements.

The Company's products are in various stages of their product life cycles. The Company's success is highly dependent upon its ability to develop new products, to introduce them to the marketplace ahead of the competition, and to have them selected for design into products of leading systems manufacturers. These factors have become increasingly important to the Company's results of operations because the rate of change in the dynamic markets served by the Company continues to accelerate. Since product life cycles are continually becoming shorter, revenue may be affected quickly if new product introductions are delayed. Since the gross margins of semiconductor products typically decline as competitive products are introduced, both revenue and profitability are impacted by the Company's success at introducing new products quickly. Also, the Company must deliver product to customers according to customer schedules. If delays occur, then revenue and gross margins for current and follow-on products may be affected as customers may shift to competitors to meet their requirements. There can be no assurance that the Company will continue to compete successfully because of these factors.

A substantial portion of the sales of the Company's products depend largely on sales of PCs and peripherals for PCs. Should the PC market decline or experience slower growth, then a decline in the order rate for the Company's products could occur during a period of inventory correction by the PC and peripheral device manufacturers. This could result in a decline in revenue or a slower rate of revenue growth during the inventory correction period. A downturn in the PC market could also affect the financial health of some of the Company's customers, which could affect the Company's ability to collect outstanding accounts receivable from these customers. Furthermore, the intense price competition in the PC industry is expected to continue to put pressure on the price of all PC components.

The Company's reliance on subcontractors for wafer manufacture, assembly and test involves several risks, including capacity constraints or delays in timely delivery and reduced control over delivery schedules, quality assurance and costs. The Company is continuously evaluating new sources of supply and is seeking to obtain additional sources of supply and capacity for more advanced process technologies, although there can be no assurance that such additional sources and capacity can be obtained. The occurrence of any supply or other problem resulting from these risks could have an adverse effect on the Company's operating results.

The Company's operating results are subject to quarterly fluctuations as a result of a number of factors, including competitive pressures on selling prices, availability of wafer supply, fluctuation in yields, changes in the mix of products sold, the timing and success of new product introductions and the scheduling of orders by customers. The Company believes that its future quarterly operating results may also fluctuate as a result of Company-specific factors, including pricing pressures on its more mature FTG components, continuing demand for its custom ASIC products, acceptance of the Company's newly introduced products and market acceptance of its customers' products. Due to the effect of these factors on future operations, past performance may be a limited indicator in assessing potential future performance. In addition, if revenue or earnings fail to meet expectations of the investment community, there could be an immediate adverse effect on the trading price of the Company's common stock.


                      Executive Officers of the Registrant
                      ------------------------------------

The following sets forth certain information with regard to executive officers of Integrated Circuit Systems, Inc.


        Name                Age   Position
        ----                ---   --------
   Henry I. Boreen......... 69    Interim Chief Executive Officer, and Director

   Hock E. Tan............. 44    Senior Vice President, Chief Operating Officer
                                  and Chief Financial Officer

   Ronald J. Wenger........ 53    Vice President of Sales


Mr. Boreen has been a director of the Company since December 1984 and chairman of the board of directors since April 1995. In August 1996 Mr Boreen was appointed to the additional position of interim chief executive officer pending a search for a new chief executive officer for the Company. Since 1984 Mr. Boreen has been a principal of HIB International. Since 1989 Mr. Boreen has also served as chairman of AM Communications, Inc., a manufacturer of telecommunications equipment. Mr. Boreen has over 25 years of experience in the integrated circuits industry and was the founder and chairman of Solid State Scientific, a semiconductor manufacturer.

Mr. Tan has served as Senior Vice President and Chief Financial Officer since February 1995 after joining the Company in August 1994. In June 1996 Mr. Tan was appointed to the additional post of Chief Operating Officer. Mr. Tan was Vice President of Finance of Commodore International Ltd. from 1992 to 1994. Mr. Tan has served as Managing Director of Pacven Investment Ltd. from 1988 to 1992 and was Managing Director of Hume Industries (M) Ltd. from 1983 to 1988. His career also includes senior financial positions with PepsiCo, Inc. and General Motors. Mr. Tan holds an MBA from Harvard Business School and an MS in Mechanical Engineering from Massachusetts Institute of Technology.

Mr. Wenger joined the Company in April 1995 as Vice President of Sales. Mr. Wenger has over 25 years experience in developing electronic component sales for various companies in the semiconductor industry. Prior to joining the Company, Mr. Wenger served as Vice President, Sales and Marketing of Intellisense Corp and VP Sales-East for Fairchild Semiconductor. He had held various senior sales positions with Catalyst Semiconductor, Fujitsu Microelectronics, and Signetics Corp.

During calendar 1996 David W. Sear and Perry A. Denning resigned their positions as CEO and President, and Vice President Operations, respectively. In addition
N. Werner Anderson retired. During the Company's search for a new CEO, Henry I. Boreen, the Company's chairman, has been appointed interim CEO.

                                   Employees
                                   ---------

As of June 29, 1996, the Company had 206 full-time employees, 75 of whom were engaged in research and development, 51 in sales, marketing and technical support, 37 in finance and administration, and 43 in operations. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage.


Item 2.   PROPERTIES

The Company's principal facilities consist of a 61,000 square-foot building in Norristown, Pennsylvania, which serves as the corporate headquarters and is used for product development, testing, sales, marketing and administration. This facility was purchased in September 1992, and financed with a mortgage payable in monthly installments over 15 years, in the amount of $1,830,000 (increased to $2,268,000 in November, 1993 to cover building improvements.) During the third quarter of fiscal 1996 the Company repaid the remaining balance of this mortgage. Additionally, interim financing was provided by a second mortgage in the amount of $1,647,000 which was due and repaid on July 30, 1993 by drawing on the revolving line of credit. The line of credit was repaid on April 29, 1994 with the proceeds from a $2,000,000 loan that had been granted from Pennsylvania Industrial Development Authority (PIDA). The PIDA loan is payable in monthly installments over 15 years at an interest rate of 2%.

The Company also utilizes three West Coast facilities. The one located in San Jose, California, consists of 26,686 square feet of office space leased pursuant to an agreement which expires in August 1998. The space is used for product development, testing, sales, marketing and administration. In addition ARK Logic currently leases a facility of 5,772 square feet pursuant to an agreement which expires in July 1998, which facility will be used by ARK Logic for the development, sales and marketing of integrated circuits for multimedia applications. Turtle Beach currently leases approximately 17,000 square feet of office space in Fremont, California, under a lease which expires in December 2000. This facility is used by Turtle Beach for the development, sales and marketing of multimedia kits for PCs. Turtle Beach also leases 12,720 square feet of office space in York, Pennsylvania, under a lease which expires in August 2001. This facility was previously used by Turtle Beach for the development, sales and marketing of audio products for multimedia and professional applications. The Company's Turtle Beach subsidiary is currently making arrangements to sublease a significant portion of this facility and has already negotiated an agreement with its landlord amending the subject lease to exclude approximately 2800 square feet from the leased space. The Company believes that its existing facilities are adequate to meet its current requirements.


Item 3.   LEGAL PROCEEDINGS

From time to time , various inquiries, potential claims and charges and litigation (collectively "claims") are made, asserted or commenced by or against the Company, principally arising from or related to contractual relations and possible patent infringement. Such claims are reviewed and discussed with counsel, and although the actual outcome of any claim cannot be predicted, the Company does not believe separately and in the aggregate that any such claims currently pending will have any material adverse effect on the Company's consolidated financial position or the results of its operations. Further information pertinent to the item is set forth on page 6 hereof, under the heading "Patents, Licenses and Trademarks."


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                    PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The Company's common stock is traded in the over-the-counter market on the NASDAQ National Market System under the symbol ICST. In addition, the Company has been selected for listing on the Chicago Board Options Exchange with trading in the option beginning on September 5, 1995. Below are the quarterly high and low closing sale prices of the Company's common stock for the fiscal years ended 1996 and 1995, as reported by the "NASDAQ Stock Market."

                                           Fiscal 1996         Fiscal 1995
                                       ----------------------------------------
                                          High      Low       High       Low
                                          ----      ---       ----       ---
First quarter ended Sept 29 and Sept 30  $18.875  $13.625    $11.75    $ 9.75
Second quarter ended  Dec 30 and Dec 31   15.875   10.750     10.75      7.13
Third quarter ended Mar 30 and Mar 31     12.250    6.500     12.56      7.63
Fourth quarter ended Jun 29 and Jun 30    14.750    9.625     15.00     10.00

At June 29, 1996, there were approximately 294 holders of record and in excess of 4,000 beneficial holders of the Company's common stock. The Company has not paid cash dividends on its common stock and intends to continue a policy of retaining any earnings for reinvestment in its business.

Item 6.   SELECTED FINANCIAL DATA

                               Five Year Summary
                   (In thousands, except for per share data)

                                                 Year ended
                             ---------------------------------------------------
                              June 29                 June 30
                               1996      1995      1994       1993       1992
                             ---------------------------------------------------
Consolidated Statements of
Operations Data:
Revenues                     $100,485  $104,385    $93,824    $77,577   $36,536
Cost of sales                  62,547    50,530     45,798     37,312    17,449
Research and development       12,073    11,350     10,647      9,156     6,767
Operating income                2,827    10,321     18,110     17,440     5,670
Net income                      3,915     4,923     12,218     10,690     3,822
Earnings per common and
common equivalent share
(primary)                    $   0.34  $   0.45    $  1.11      $1.06   $   .41
Earnings per common and
common equivalent share
(assuming full dilution)     $   0.34  $   0.43    $  1.10      $1.04   $   .40
Shares used in computing
earnings per common and
common equivalent share
(primary)                      11,592    11,045     11,051     10,085     9,399
Shares used in computing
 earnings per   common and
 common equivalent share
 (assuming full  dilution)     11,598    11,424     11,070     10,304     9,574



                                          June 29                    June 30
                                          1996      1995       1994       1993      1992
                                        ---------------------------------------------------
Consolidated Balance Sheet Data:
Working capital                         $ 53,017  $ 51,931    $35,227    $32,246    $11,921
Total assets                              90,967    82,182     73,452     55,034     24,299
Long-term debt, less current portion       1,631     3,480      3,775      3,780      1,863
Shareholders' equity                      69,164    62,484     55,726     41,434     14,465

          SEE ACCOMPANY NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Annual Results of Operations

The following table sets forth income statement line items as a percentage of total revenue for the periods indicated and should be read in conjunction with the Consolidated Financial Statements and notes thereto.

                  (Expressed as a percentage of total revenue)

                                                          Year ended

                                                  June 29      June 30
                                                    1996     1995    1994
                                                 ---------------------------
Revenues                                            100.0%   100.0%   100.0%

Cost and expenses:
   Cost of sales                                      62.2     48.4     48.9
   Research and development expense                   12.0     10.9     11.3
   Selling, general and administrative expense        19.7     19.8     20.5
                                                 ---------------------------
   Operating income before one-time charges            6.1     20.9     19.3

One-time charges:
   Change in business strategies                         -      3.7        -
   Facility closing                                    1.7        -        -
   Discontinued product lines                            -      3.4        -
   Write-off of in-process R&D                         1.5      3.9        -
                                                 ---------------------------
Operating Income                                       2.9      9.9     19.3
Interest and other income                             (1.5)    (1.1)    (0.9)
Interest expense                                       0.7      0.8      0.5
Minority interest                                      1.6      0.5        -
                                                 ---------------------------
Income before income taxes                             5.3      9.7     19.7
Income tax expense                                     1.4      5.0      6.7
                                                 ---------------------------
   Net income                                         3.9%     4.7%    13.0%
                                                 ===========================

Revenue

The Company achieved revenue of $100.5 million in fiscal year 1996 as compared to $104.4 million and $93.8 million in fiscal years 1995 and 1994, respectively. This decrease in fiscal 1996 revenue was primarily attributable to decreased volume shipments of FTG and custom ASIC components, partially offset by increased shipments of Turtle Beach products.

Frequency Timing Generators

FTG components for motherboard and peripheral applications for PCs contributed a declining percentage of the Company's total revenue over the last three years, constituting approximately 42%, 48% and 60% of total revenue in fiscal years 1996, 1995 and 1994, respectively. This decline is largely attributable to a declining market share, and more recently a general slowdown in the PC component market. Although the market for FTG motherboard and PC peripheral applications will likely remain an important source of revenue, the Company intends to increase its presence in new and growing applications for FTG in wireless communications and other non-PC applications, which applications comprised less than 10% of its total FTG revenue in fiscal 1996.

Timing & Communications

Although currently representing less than ten percent of consolidated revenue, the Company believes that transition to Fast Ethernet in the LAN marketplace will continue to offer opportunities for the Company's communication products during fiscal 1997. Timing and communications component revenue represented approximately 7% of total revenue in fiscal years 1996 and 1995, and approximately 5% in fiscal 1994.

Multimedia Products

ARK Logic. Multimedia component revenue (from the IC components for PC audio and graphics, including the display adapter chips developed by ARK Logic) comprised 13%, 14% and 11% of total revenue for fiscal years 1996, 1995 and 1994, respectively. The decrease from fiscal year 1995 largely reflects the delay in the introduction of new video graphics motherboard solutions.

Turtle Beach. While Turtle Beach continued to significantly increase its revenue during fiscal 1996, the PC audio upgrade business remains a challenge for the Company, and there can be no assurance that break-even performance for Turtle Beach can be reliably achieved or sustained. The Company continues to explore alternatives which will enable Turtle Beach to be separately measured in both financial and business terms, while maximizing the return on the Company's investment in Turtle Beach for the Company's shareholders. Revenue from Turtle Beach grew during fiscal years 1996, 1995 and 1994 on the strength of expanded distribution outlets and new product introductions and represented approximately 21%, 12% and 7% of total revenue in fiscal years 1996, 1995 and 1994, respectively.

Custom ICs

Revenue from custom ICs comprised 17%, 19%and 17% of total revenue in fiscal years 1996, 1995 and 1994, respectively, and include design revenue representing partial reimbursement of research and development expenditures.

Foreign Revenue Foreign revenue, which resulted primarily from sales to offshore customers, largely in the Pacific Rim, were 48%, 56% and 41% of total revenue in fiscal years 1996, 1995 and 1994, respectively. The decrease in fiscal 1996 largely reflects a reduced market share in the Far East. The Company's sales are denominated in U.S. dollars.

Backlog Backlog was $23.0 million at June 29, 1996, compared to $35.4 million at June 29, 1995, and $22.2 million at June 30, 1994. The decrease in fiscal 1996 is primarily due to over capacity in the PC component market and delay in the Company's introduction of new products.

Cost of Sales

Cost of sales consists of costs related to the purchase of processed wafers, assembly and testing services provided by third-party suppliers, as well as costs arising from in-house product testing, quality control and manufacturing support operations and royalty expenses related to licensing and technology agreements. Cost of sales as a percentage of total revenue was 62.2% in fiscal 1996 as compared to 48.4% in fiscal 1995 and 48.9% in fiscal 1994. The increase in the cost of sales percentage in fiscal year 1996 was primarily attributable to the declining sales prices in the PC component business.

Research & Development

Research and development expense expressed as a percentage of revenue was 12.0% in fiscal 1996 as compared to 10.9% in fiscal year 1995, and 11.3% in fiscal 1994. In dollar terms, research and development spending increased 6.4% from fiscal year 1995 to 1996, primarily as a result of the hiring of additional engineering personnel, investment in new design tools, an increase in support costs related to new product development and product enhancement programs for existing standard products, including the Company's recently introduced timing and communication products as well its multimedia products.


Operating Income

Expressed as a percentage of revenue, operating income was 2.9%, 9.9% and 19.3% in fiscal years 1996, 1995 and 1994, respectively. In dollar terms, operating income was $2.8 million in fiscal year 1996 compared to $10.3 million and $18.1 million in fiscal years 1995 and 1994, respectively. Fiscal 1996 includes one-time charges of $3.3 million primarily as the result of Turtle Beach's acquisition of certain assets of Value Media, which included a $1.5 million write-off of in -process research and development, and the transfer of Turtle Beach's York, PA operations to Fremont, CA, which resulted in a $1.8 million charge for facility closing. Fiscal year 1995 includes one time charges of $11.5 million primarily associated with a write-off of in-process R&D arising from the acquisition of ARK Logic, as well as severance and other exit costs associated with the redirection of the Company's multimedia strategy and the
transfer of its test operations to offshore subcontractors.   Operating income
before one-time charges were $6.1 million, or 5.9% of revenue, in fiscal year 1996 as compared to 20.9% in fiscal 1995.

Income Taxes

After consideration of minority interest, the provision for income taxes was 37.8%, 48.7% and 33.9% for fiscal years 1996, 1995 and 1994, respectively. The effective income tax rate for fiscal 1996 reflects a $1.1 million reversal due to a change in estimate for state taxes. The effective tax rate for fiscal 1995 reflects a $4.1 million, non-deductible intangible write-offs related to the acquisition of ARK Logic of $4.1 million.


Net Income

Net income was $3.9 million or 34 cents per share for fiscal 1996 as compared to $4.9 million or 45 cents per share for fiscal 1995, and $12.2 million or $1.11 per share for fiscal 1994. Excluding one-time charges in fiscal 1996 and one-time charges in 1995, net income for fiscal year 1996 was $5.9 million or $0.51 per share, compared to $13.8 million or $1.21 per share for fiscal year 1995, and $12.2 million or $1.10 per share for fiscal 1994.


Liquidity, Capital Resources and Inflation

During fiscal year 1996, the Company generated $12.5 million in cash from its operating activities as compared to $14.1 million during fiscal year 1995. The decrease in fiscal year 1996 was primarily due to a decrease in operating results offset by improved collections and inventory turns. The Company's days sales outstanding was reduced from 75 days in fiscal 1995 to 64 days in fiscal 1996. The Company's inventory turns per year increased from 2.9 times in fiscal 1995 to 3.6 times in fiscal year 1996.

At June 29, 1996, the Company's principal sources of liquidity included approximately $30.5 million in cash and investments as compared to $22.5 million at June 30, 1995. The investments primarily consist of commercial paper, government bonds and marketable securities with various maturities up to about three months. During fiscal 1996, the Company renegotiated its revolving/term loan credit facility with its commercial bank to extend the expiration date to December 31, 1997. The facility is subject to certain covenants, including the maintenance of certain financial ratios and minimum tangible net worth requirements, as well as a prohibition against the payment of cash dividends without prior bank approval. The Company was in compliance with all covenants as of June 29, 1996. During fiscal year 1996, the Company made a draw down of $2.3 million on its revolving line of credit. At June 29, 1996, there was a $2.3 million balance outstanding under this facility. During fiscal 1996 the Company also repaid the balance of a mortgage loan with respect to its Norristown, PA facility, resulting in a cash outflow of approximately $1.6 million.

Expenditures for property and equipment were $4.7 million in fiscal year 1996 as compared to $3.7 million in fiscal year 1995. Expenditures in all fiscal years primarily included equipment used in product design and testing. The Company intends to continue to invest in capital equipment to support continued growth.

During the past fiscal year the Company entered into a wafer purchase contract with Chartered Semiconductor Manufacturing PTE. Ltd. ("CSM") pursuant to which the Company advanced to CSM a deposit of $2.0 million as part of a mutual commitment for CSM to supply and the Company to purchase an agreed minimum quarterly quantity of wafers over a five-year period from April, 1996 through December, 2000. In addition CSM agreed to provide to the Company certain price concessions as part of such commitment. Under its agreement with CSM the Company is required to increase its deposit to up to $20 million during the five year term. Any failure of either CSM and/or the Company to comply with its supply or purchase commitment, as is applicable, will result in the assessment of specified liquidated damages against the party failing to comply with its commitment. The Company had previously entered into a similar agreement with one of its other wafer suppliers, American Microsystems, Inc. but has subsequently amended such agreement to remove any material purchase and supply commitment as well as any associated penalties.

During the second quarter of 1996, the Company's Turtle Beach subsidiary acquired the PC multimedia and communications peripheral product lines of ValueMedia, Inc. ("ValueMedia") for 1.0 million shares of Turtle Beach's common stock (valued at $2.7 million) and cash of $0.4 million, aggregating to $3.1 million. In January 1996, Turtle Beach issued 500,000 shares of its common stock, valued at $2.67 per share, to the Company as consideration of the cancellation by the Company of indebtedness in the principal amount of $1,325,000 owing to the Company by Turtle Beach. In February 1996, the Company purchased from ValueMedia 183,700 shares of common stock of Turtle Beach for a cash payment of $490,479. After these transactions, the Company owned 80.8% of the common stock of Turtle Beach.

The Company acquired a 51% interest in ARK Logic during the third quarter of
fiscal 1995   Pursuant to the terms of such acquisition and under certain circumstances as set forth therein, at any time between the eighteenth month and the seventh year anniversary of the effective date of the acquisition, the Company may acquire the remaining 49% of ARK Logic or certain members of the prior management group of ARK Logic may require the Company to buy such minority interest, each at a price based upon the fair market valuation determined at such time.

The Company believes that the existing sources of liquidity and funds expected to be generated from operations will adequately fund the Company's anticipated working capital and other operating needs through at least fiscal year 1997. The Company has acquired technology companies in the past, and may continue to make strategic acquisitions in the future. Such potential transactions may require substantial resources which, to the extent not provided by internally generated sources, would require the Company to seek access to debt or equity markets.

The Company has not adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), which will become effective for the year ended June 28, 1997. The Company believes that the adoption of this statement will not have a material financial impact.

The Company has not adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which will become effective for the year ended June 28, 1997. The Company believes that the adoption of this statement will not have a material financial impact.

The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective July 1, 1994. The adoption of this statement did not have a material financial impact. The Company previously classified its investments as held-to-maturity. However, effective cash management increasingly requires a flexible approach to asset management that is inconsistent with this classification. Accordingly, in fiscal 1995 the Company reclassified its investments as available-for-sale.

Inflation has not had a significant impact on the Company.


Update on Impact of One-Time Charges Taken in FY 1996 and FY 1995

The Company's Form 10-K for the fiscal year ending June 30, 1995 discussed a one-time charge of $11.5 million taken during the third quarter of fiscal 1995. The Company indicated in prior filings that the actions associated with this charge would generate annual savings in excess of $5.0 million, primarily through a reduction of salary and associated overhead and expenses as a result of approximately 70 fewer employees and consultants at the Company's various facilities. This reduction affected substantially all employee groups and required the payment of approximately $2.1 million in severance over the twenty seven month period ending June 28, 1997. The actions contemplated by this charge have largely been accomplished and a substantial portion of the expected savings has been realized. The full impact of such savings will not, however, be realized until fiscal 1997. The Company does not currently expect these savings will be materially offset by anticipated increased expenses or reduced revenue associated with the activities leading to this charge. In addition, as of the date of this filing, the Company has recovered approximately $250,000 by disposing of certain of the assets which were written off. Of the total charge, approximately $9.0 million was related to non-cash items. The charge is not expected to affect future cash outflows other than for the severance payments of approximately $210,000.

The Company's Form 10-Q for the second quarter of fiscal 1996, discussed a one-time charge of $2.7 million, net of taxes, taken during the second quarter of fiscal 1996. The subject charge included severance of $0.3 million paid over the remainder of fiscal 1996, relating to the reduction of approximately 20 employees as a result of the closing of Turtle Beach's York, PA facility. In addition, the charge included a reserve for terminating the lease for the York facility and a write-off of fixed and other assets as a result of the closure of the York facility. The Company has since negotiated with the landlord of this facility to take back a portion of the leased space and is in negotiations to sub-lease a significant portion of the remaining space. Accordingly such reserve has subsequently been reduced. The Company expected to generate annual savings of approximately $.6 million, primarily as a result of the reductions in personnel and associated overhead. The full impact of such savings will not, however, be realized until the first quarter of fiscal year 1997. The Company does not currently expect these savings to be materially offset by anticipated increased expenses or reduced revenue associated with the activities leading to this charge. Of the total charge, approximately $2.3 million, net of tax, was related to non-cash items. The charge is not expected to affect future cash outflows of approximately $100,000.

Independent Auditors Report



The Board of Directors and Shareholders
Integrated Circuit Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Integrated Circuit Systems, Inc. and subsidiaries as of June 29, 1996 and June 30, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended June 29, 1996. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule, for each of the years in the three-year period ended June 29, 1996, as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Circuit Systems, Inc. and subsidiaries as of June 29, 1996 and June 30, 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended June 29, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for marketable securities in 1995 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities."


/s/KPMG Peat Marwick LLP


Philadelphia, Pennsylvania
July 30, 1996

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  Consolidated Balance Sheets (In thousands)


                                                          June 29   June 30
Assets                                                      1996     1995
                                                       ---------------------
Current Assets:
  Cash and cash equivalents                               $30,457    $9,960
  Marketable securities - current                             $24   $12,525
  Accounts receivable, net                                $15,405   $18,825
  Inventory, net                                          $17,059   $15,504
  Deferred income taxes                                    $2,475    $3,550
  Other current assets                                     $3,054    $3,483
                                                       --------------------
    Total current assets                                  $68,474   $63,847
                                                       --------------------
Property and equipment, net                               $14,628   $13,358
Deposits on purchase contracts                             $5,575    $4,240
Goodwill                                                   $1,813      $409
Other assets                                                 $477      $328
                                                       --------------------
    Total assets                                          $90,967   $82,182
                                                       ====================

Liabilities and Shareholders' Equity
Current Liabilities:
  Note payable to bank                                     $2,315         -
  Current portion of long-term obligations                   $117      $294
  Accounts payable                                        $10,221    $5,863
  Accrued salaries and bonuses                               $449    $1,231
  Accrued expenses and other current liabilities           $2,355    $4,528

    Total current liabilities                             $15,457   $11,916

Long-term debt, less current portion                       $1,631    $3,480

Deferred income taxes                                        $788      $997
                                                       --------------------
    Total liabilities                                     $17,876   $16,393

Minority interest                                          $3,927    $3,305
Shareholders' Equity:
   Preferred stock, authorized 5,000 shares, none               -         -
   issued
   Common stock, no par value, authorized 50,000
   shares; issued 11,389 and 11,110  shares at June
   29, 1996 and June 30, 1995,
   respectively                                           $32,674   $29,449
   Less treasury stock, at cost (1996 - 35 shares)          ($460)        -
   Retained earnings                                      $36,950   $33,035
                                                       --------------------
    Total shareholders' equity                            $69,164   $62,484
                                                       --------------------
    Total liabilities and shareholders' equity            $90,967   $82,182
                                                       ====================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     Consolidated Statements of Operations
                   (In thousands, except for per share data)

                                                     Year ended
                                      ----------------------------------------
                                        June 29               June 30
                                          1996            1995         1994
                                      ----------------------------------------
Revenue                                  $100,485       $104,385     $  93,824
Cost and expenses:
    Cost of sales                          62,547         50,530        45,798
    Research and development expense       12,073         11,350        10,647
    Selling, general and
     administrative expense                19,781         20,664        19,269
    One-time charges:
     Change in business strategies              -          3,822             -
     Discontinued product lines                 -          3,606             -
     Facility closing                       1,757              -             -
     Write-off of in-processresearch
      and development costs                 1,500          4,092             -
                                      ----------------------------------------
     Operating income                       2,827         10,321        18,110

Interest and other income                  (1,467)        (1,175)         (848)
Interest expense                              657            831           483
Minority interest                          (1,654)           545             -
                                      ----------------------------------------
     Income before income taxes             5,291         10,120        18,475

Income tax expense                          1,376          5,197         6,257
                                      ----------------------------------------
     Net income                          $  3,915       $  4,923     $  12,218
                                      ========================================

Earnings per common and common
 equivalent share:
     Primary                             $   0.34       $   0.45     $    1.11
                                      ========================================
     Assuming full dilution              $   0.34       $   0.43     $    1.10
                                      ========================================
Shares used to compute earnings per
 common and common equivalent share:
     Primary                               11,592         11,045        11,051
                                      ========================================
     Assuming full dilution                11,598         11,424        11,070
                                      ========================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                Consolidated Statements of Shareholders' Equity
                                 (In thousands)

                                                                                 Total            Number of
                                              Common    Treasury   Retained   shareholders'        shares
                                               stock      stock    earnings      equity          outstanding
                                           -------------------------------------------------------------------
Balances at June 30, 1993                    $ 25,540      $   -   $ 15,894          $ 41,434           10,422
  Shares issued upon conversion of                475          -          -               475              218
warrants
  Shares issued upon exercise of stock            331          -          -               331              188
options
  Tax benefits related to stock options         1,268          -          -             1,268                -
  Net income                                        -          -     12,218            12,218                -
                                           -------------------------------------------------------------------

Balances at June 30, 1994                      27,614          -     28,112            55,726           10,828
  Shares issued upon exercise of stock          1,440          -          -             1,440              282
options
  Tax benefits related to stock options           395          -          -               395                -
  Net income                                        -          -      4,923             4,923                -
                                           -------------------------------------------------------------------

Balances at June 30, 1995                      29,449          -     33,035            62,484           11,110
  Shares issued upon exercise of stock          2,811          -          -             2,811              279
options
  Tax benefits related to stock options           506          -          -               506                -
  Acquisition of treasury stock                     -       (460)         -              (460)             (35)
  Subsidiaries' equity transactions               (92)         -          -               (92)               -
  Net income                                        -          -      3,915             3,915                -
                                           -------------------------------------------------------------------

Balances at June 29, 1996                    $ 32,674     $ (460)  $ 36,950          $ 69,164           11,354
                                           ===================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


Consolidated Statements of Cash Flows (In thousands)
                                                                             Year ended
                                                                --------------------------------------
                                                                 June 29              June 30
                                                                   1996          1995          1994
                                                                --------------------------------------
Cash flows from operating activities:
   Net income                                                       $ 3,915       $ 4,923     $ 12,218
    Increase (decrease) in cash to reconcile net income to
   net cash provided by operating activities:
          Depreciation and amortization                               3,321         3,148        2,056
          Minority interest                                          (1,654)          545            -
          (Gain)loss on sale of assets                                   39             -            -
          Deferred income taxes                                         866          (217)      (1,130)
          Write-off of in-process R&D costs                           1,500         4,092            -
          Facility closing, non-cash portion                          1,215
          Change in business strategy charges,                            -           929            -
          noncash portion
          Write-down of discontinued product                              -         3,606            -
          lines
          Accounts receivable                                         3,420           670       (6,055)
          Inventory                                                  (2,465)       (4,530)      (6,078)
          Other assets, net                                           1,405          (233)      (1,776)
          Accounts payable, accrued expenses                          1,387         1,318        2,192
          and other liabilities
          Income taxes                                                 (451)         (113)      (1,156)
                                                           -------------------------------------------
       Net cash provided by operating activities                     12,498        14,138          271
                                                           -------------------------------------------
Cash flows from investing activities:
   Capital expenditures                                              (4,681)       (3,719)      (4,640)
   Proceeds from sale of fixed assets                                   144           745           60
   Proceeds from sales of marketable securities                           -         2,004            -
   Proceeds from maturities of                                       18,316        13,309        9,480
   marketable securities
   Purchases of marketable securities                                (5,940)       (8,376)     (17,177)
   Deposits on purchase contracts                                    (2,000)       (5,500)           -
   Investment in subsidiary, net of
   cash acquired                                                       (986)       (2,060)           -
                                                           -------------------------------------------
   Net cash provided by (used in) investing activities                4,853        (3,597)     (12,277)
                                                           -------------------------------------------
Cash flows from financing activities:
   Net borrowings (repayments) under line of credit
   agreement                                                          2,315          (867)         867
   Payments on subordinated notes payable                                 -             -         (600)
   Proceeds from long-term debt                                           -             -          791
   Repayments of long-term debt                                      (2,026)         (375)        (667)
   Increase (decrease) in bank overdrafts                                 -        (2,061)       2,061
   Exercise of stock options                                          2,811         1,440          331
   Tax benefit of stock option exercise                                 506           395        1,268
   Issuance (repurchase) of common stock, net                          (460)            -          475
                                                           -------------------------------------------
   Net cash provided by (used in) financing activities                3,146        (1,468)       4,526
                                                           -------------------------------------------
Net increase (decrease) in cash                                      20,497         9,073       (7,480)
Cash and cash equivalents:
          Beginning of year                                           9,960           887        8,367
                                                           -------------------------------------------
          End of year                                               $30,457       $ 9,960     $    887
                                                           ===========================================
Supplemental disclosures of cash flow information


    Cash payments during the period for:
      Interest                                                     $   308       $   372      $    426
      Income taxes                                                 $ 1,407       $ 6,120      $  7,275
                                                           ===========================================
    For a description of certain non-cash investing
      and financing transactions refer to footnote 2

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Notes to Consolidated Financial Statements


The Company designs, manufactures and markets mixed signal integrated circuits ("ICs") primarily for timing, multimedia and networking solutions for the PC industry. The Company also designs, manufactures and markets custom, application specific ICs developed pursuant to product development projects with selected customers. In addition, the Company's Turtle Beach subsidiary develops and markets PC sound board/multmedia upgrade and related software products.

(1)  Summary of Significant Accounting Policies
Consolidation Policy
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries (wholly and majority-owned), after elimination of all significant intercompany accounts and transactions. Certain amounts have been reclassified to conform with current year presentation. The effect of adjustments to the Company's carrying values of subsidiaries resulting from their underlying equity transactions is included in the Company's common stock.

Reporting Periods
In fiscal 1996 the Company changed its fiscal year to a 52/53 week operating cycle that ends on the Saturday nearest June 30. All of the reporting periods presented herein represents a 52-week operating cycle.

Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at June 29, 1996 consist of cash, overnight retail repurchase agreements (held in U.S. Treasury obligations), money market funds and commercial paper.

Marketable Securities
Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), which requires certain investments to be categorized as either held-to-maturity, trading, or available-for-sale. The Company previously classified its investments as held-to-maturity. However, effective management of financial activities increasingly requires a flexible approach to asset and liability management that is inconsistent with this classification.
Accordingly, at June 29, 1996 and June 30, 1995, marketable equity and debt securities are classified as available-for-sale and are stated at fair value. The transfer was accounted for at fair value and no gain or loss was recognized. Marketable equity and debt securities available for current operations are classified as current assets.

The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest expense. Realized gains and losses are included in other income or expense.

In accordance with SFAS 115, prior years' financial statements have not been restated to reflect the change in accounting method. There was no cumulative effect as a result of adopting SFAS 115 in fiscal year 1995.

Inventory
Inventory is stated at the lower of standard cost which approximates actual cost (FIFO basis), or market.

Property, Plant and Equipment
Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets of generally 30 years for buildings and between 18 months and 10 years for all other property, including equipment and building improvements. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life.

Goodwill
The purchase price in excess of the fair value of net assets acquired is amortized on a straight-line basis over periods of 5 to 7 years. Accumulated amortization was $311,000 and $45,000 as of June 29, 1996 and June 30, 1995, respectively.

Carrying value of long-term assets
The Company evaluates the carrying value of long-term assets, including goodwill, based upon current and anticipated undiscounted cash flows, and recognizes an impairment when it is probable that such estimated cash flows will be less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value. The Company has not adopted Statement of Financial Accounting Standards No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets Disposed of," (SFAS 121), which will become effective for the year ended June 28, 1997. The Company believes that the adoption of this statement will not have a material financial impact.

Revenue Recognition
Product sales are recognized as revenue upon shipment to the customer.
Estimated allowances are established to recognize the right of return from selected customers. Custom IC revenue is generated pursuant to development and production contracts and include design revenue representing partial reimbursement of research and development expenditures. The research and development costs funded by customers were $612,000, $698,000 and $1,221,000 for fiscal years 1996, 1995 and 1994, respectively.

Concentration of Credit Risk
The Company sells its products primarily to original equipment manufacturers and distributors in North America, Europe and the Pacific Rim. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. See Note 18.

Income Taxes
Income taxes are computed in accordance with Statement of Financial Accounting Standards No. 109. The Company files a consolidated federal tax return with its 80% or more owned subsidiaries and, accordingly, any dividends from included companies are not taxable to the Company.

Earnings per Common Share
Primary earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options to purchase common stock (using the treasury stock method based on average price over the period). Fully diluted earnings per share is based on the weighted average number of shares and equivalent shares outstanding (using the treasury stock method based on ending price, if higher), unless anti-dilutive.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates and assumptions.

Accounting for Stock-based Compensation
The Company has not adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123"), which will become effective for the year ended June 28, 1997. The Company believes that the adoption of this statement will not have a material financial impact.

Reclassification of Accounts
Certain reclassifications have been made to conform prior year's balances to the current year presentation.

(2) Acquisitions
During the second quarter of 1996, the Company's Turtle Beach subsidiary acquired the PC multimedia and communications peripheral product lines of ValueMedia, Inc. ("ValueMedia") for 1.0 million shares of Turtle Beach's common stock (valued at $2.7 million) and cash of $0.4 million, aggregating to $3.1 million. The issuance of 1.0 million shares represented 26.6% of Turtle Beach's common stock. ValueMedia is a developer and marketer of peripheral kits for personal computers. For financial reporting purposes, the transaction was accounted for by the purchase method of accounting. Turtle Beach immediately wrote off the portion of the acquisition premium related to in-process research and development of $1.5 million. This write-off is separately disclosed in the statement of operations as a non-recurring charge. The excess of the purchase price over the fair value of the net assets acquired of $1.6 million will be amortized over seven years. In January 1996, Turtle Beach issued 500,000 shares of its common stock, valued at $2.67 per share, to the Company as consideration of the cancellation by the Company of indebtedness in the principal amount of $1,325,000 owing to the Company by Turtle Beach. In February 1996, the Company purchased from ValueMedia 183,700 shares of common stock of Turtle Beach for a cash payment of $490,479. After these transactions, the Company owned 80.8% of the common stock of Turtle Beach.

During the third quarter of 1995, the Company acquired a 51% interest in ARK Logic, Inc. (ARK Logic) for approximately $7.3 million in cash. The Company purchased a 37% stake in the form of newly issued common shares of ARK Logic for $5.3 million and 14% from an existing investor group for $2.0 million.
Pursuant to the terms of such acquisition and under certain circumstances as set forth therein, at any time between the eighteen month and the seventh year anniversary of the effective date of the acquisition, the Company may acquire the remaining 49% of ARK Logic or certain members of the prior management group of ARK Logic may require the Company to buy such minority interest, each at a
price based upon the fair market valuation determined at such time.    The
acquisition has been accounted for as a purchase and ARK Logic's operations have been included in the accompanying consolidated financial statements from January 1, 1995. The excess of the purchase price over the estimated fair value of the net tangible assets acquired has been recorded as goodwill and is amortized over 5 years. Intangibles of $4.1 million (representing the estimated fair market value of in-process research and development projects) were written off in the quarter ended March 31, 1995.

(3)  Non-recurring Charges
The Company's Form 10-K for the fiscal year ending June 30, 1995 discussed a one-time charge of $11.5 million taken during the third quarter of fiscal 1995. This charge included a reduction of approximately 70 employees from substantially all employee groups and requires the payment of approximately $2.1 million in severance over the twenty seven month period ending June 28, 1997. The full impact of any savings will not, however, be realized until fiscal 1997. The Company does not currently expect these savings will be materially offset by anticipated increased expenses or reduced revenue associated with the activities leading to this charge. In addition, as of the date of this filing, the Company has recovered approximately $250,000 by disposing of certain of the assets which were written off. Of the total charge, approximately $9.0 million was related to non-cash items. The charge is not expected to affect future cash outflows other than for the remaining severance payments of approximately $210,000.

The Company's Form 10-Q for the second quarter of fiscal 1996, discussed a one-time charge of $2.7 million, net of taxes, taken during the second quarter of fiscal 1996. The subject charge included severance of $0.3 million paid over the remainder of fiscal 1996, relating to the reduction of approximately 20 employees as a result of the closing of Turtle Beach's York, PA facility. In addition, the charge included a reserve for terminating the lease for the York facility and a write-off of fixed and other assets as a result of the closure of the York facility. The Company has since negotiated with the landlord of this facility to take back a portion of the leased space and is in negotiations to sub-lease a significant portion of the remaining space. Accordingly such reserve has subsequently been reduced. The full impact of any savings will not, however, be realized until the first quarter of fiscal year 1997. The Company does not currently expect these savings to be materially offset by anticipated increased expenses or reduced revenue associated with the activities leading to this charge. Of the total charge, approximately $2.3 million, net of tax, was related to non-cash items. The charge is not expected to affect future cash outflows other than for payments of approximately $100,000 associated with the York facility.

(4)  Purchase Commitments
Although most of the Company's relationships with its wafer suppliers do not currently provide for the supplier to supply, or the Company to purchase, substantial minimum wafer quantities, the Company has, on occasion, made negotiated commitments to purchase specified minimum wafer quantities in exchange for supply commitments and/or pricing concessions. During the past fiscal year the Company entered into a wafer purchase contract with Chartered Semiconductor Manufacturing PTE. Ltd. ("CSM") pursuant to which the Company advanced to CSM a deposit of $2 million as part of a mutual commitment for CSM to supply and the Company to purchase an agreed minimum quarterly quantity of wafers over a five-year period from April, 1996 through December, 2000. In addition CSM agreed to provide to the Company certain price concessions as part of such commitment. Under its agreement with CSM the Company is required to increase its deposit to up to $20 million during the five year term. Any failure of either CSM and/or the Company to comply with its supply or purchase commitment, as is applicable, will result in the assessment of specified liquidated damages against the party failing to comply with its commitment.
This non-interest bearing deposit is recorded as a long term asset under the
caption, "Deposits on purchase contracts."     The Company had previously
entered into a similar agreement with one of its other wafer suppliers, American Microsystems, Inc. but has subsequently amended such agreement to remove any material purchase and supply commitment ,as well as any resulting penalties. The deposit made to secure these commitments was recorded as a long term asset under the caption "Deposits on purchase contracts". The Company records interest on such deposit on a quarterly basis as interest income in the Company's statement of operations.

(5)  Marketable Securities
The estimated fair value of each investment approximates the cost and therefore there are no unrealized gains or losses as of June 29, 1996 and June 30, 1995. Proceeds from the sale or maturity of the investments were $18.3 million and $15.3 million in fiscal 1996 and 1995, respectively. Gross realized losses were $3,000 and $31,000 in fiscal 1996 and 1995, respectively. The cost of securities sold is based on the specific identification method. Marketable securities classified as current assets at June 30, 1995, are due within one year and include primarily municipal auction rate cumulative preferred stock and municipal bonds.

(6)  Accounts Receivable
The components of accounts receivable are as follows (in thousands):

                                                    June 29         June 30
                                                     1996             1995
                                                ------------------------------
         Accounts receivable                    $       17,512   $      20,188
         Less:  reserves for allowances
         and doubtful accounts                          (2,107)         (1,363)
                                                ------------------------------
                                                $       15,405   $      18,825
                                                ==============================

(7)  Inventory
The components of inventories are as follows
 (in thousands):
                                                   June 29          June 30
                                                    1996             1995
                                                ------------------------------
         Work-in-process                        $        4,430   $       9,407
         Finished parts                                 14,864           9,984
         Less: obsolescence reserve                     (2,235)         (3,887)
                                                ------------------------------
         Inventory, net                         $       17,059   $      15,504
                                                ==============================

(8)  Property and Equipment
Property and equipment consists of the following (in thousands):

                                                   June 29          June 30
                                                    1996              1995
                                                ------------------------------
Land and building                               $        5,358   $       5,118
Machinery and equipment                                 16,252          13,340
Furniture and fixtures                                   1,440           1,547
Leasehold improvements                                     219             218
                                                ------------------------------
                                                $       23,269   $      20,223
Less: accumulated depreciation and amortization          8,641           6,865
                                                ------------------------------
Property and equipment, net                     $       14,628   $      13,358
                                                ==============================

Depreciation and amortization expense related to property, plant and equipment was $2,935,000 , $2,462,000 and $1,910,000 in 1996, 1995 and 1994, respectively.

(9)  Debt
In February 1996, the Company renegotiated its revolving/term loan credit facility with a commercial bank to extend the expiration to December 31, 1997. The facility is subject to certain covenants, including the maintenance of certain financial ratios, minimum tangible net worth requirements, and a prohibition against the payment of cash dividends without prior bank approval. The Company was in compliance with all covenants as of June 29, 1996. At June 29, 1996, the Company had $2,315,000 outstanding under this facility.

The line of credit available for future borrowings at June 29, 1996 was $14.7 million; $3 million was reserved for outstanding letters of credit. Advances under the revolving portion of the facility bear interest pegged at either the bank's prime rate or the LIBOR rate. Advances under the term portion of the facility bear interest pegged at the bank's prime rate.

A summary of long-term debt is as follows (in thousands):

                                                          June 29        June 30
                                                           1996           1995
                                                        ------------------------
Mortgage, payable in monthly installments through
 September, 2007, interest at prime plus
 1/8% ( 9.125% at June 30, 1995)                          $      -      $  1,883
PIDA second mortgage, payable in monthly
 installments through April 2009, interest at 2%             1,746         1,865

Lease obligations and other                                      2            26
                                                        ------------------------
                                                          $  1,748      $  3,774
Less current portion                                           117           294
                                                        ------------------------
Long-term debt, less current portion                      $  1,631      $  3,480
                                                        ========================

During the third quarter of fiscal 1996 the Company repaid the remaining balance of a mortgage loan.

Aggregate annual maturities of long-term debt as of June 29, 1996 (in thousands):

                 1997                                  $  117
                 1998                                     123
                 1999                                     126
                 2000                                     128
                 2001                                     131
                 2002 and beyond                        1,123
                                                   -----------
                                                       $1,748
                                                   ===========

(10)  Lease Obligations
The Company leases certain of its facilities under operating lease agreements, some of which have renewal options.

Rental expense under operating lease agreements, net of sublease income, was $638,000, $512,000 and $427,000 in 1996, 1995, and 1994, respectively.

Future minimum lease commitments under the Company's operating leases (in thousands):

           1997                       $  411
           1998                          337
           1999                           56
                                    ---------
                                      $  804
                                    =========

(11) Fair Value of Financial Instruments

Estimated fair value of financial instruments is provided in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company using available market information and appropriate methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:
     Cash and cash equivalents, accounts receivable and accounts payable - The carrying amounts of these items approximate their fair values at June 29, 1996 due to the short term maturities of these instruments.

     Long-term debt - Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which quoted market prices are not available. The carrying value of this item approximates its fair value at June 29, 1996.

(12)  Income Taxes
The provision for income taxes consists of the following (in thousands):

                                        Year ended
                              ------------------------------
                                 June 29        June 30
                                   1996      1995      1994
                              ------------------------------
Current tax expense:
     Federal                      $1,324    $4,236   $ 5,862
     State                          (814)    1,178     1,525
                              ------------------------------
     Total current                $  510    $5,414   $ 7,387
                              ------------------------------
Deferred tax (benefit):
     Federal                      $  341    $ (227)  $  (556)
     State                           525        10      (574)
                              ------------------------------
     Total deferred                  866      (217)   (1,130)
                              ------------------------------
     Total income tax expense     $1,376    $5,197   $ 6,257
                              ==============================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                           June 29      June 30
                                            1996     1995     1994
                                        ----------------------------
Deferred tax assets:
   Accounts receivable allowances           $  852   $  563   $1,017
   Inventory valuation                         903    1,601    1,770
   Change in business strategy reserves        102      626        -
   Net operating loss carry forward            529      194      194
    Intangible asset                           584        -        -
   Accrued expenses and other                  416      566      259
                                        ----------------------------
       Gross Deferred tax assets            $3,386   $3,550   $3,240
       Less valuation allowance                911        -        -
                                        ----------------------------
  Net deferred tax asset                     2,475    3,550    3,240
Deferred tax liabilities:
   Depreciation                             $  773   $  836   $  770
   Other                                        15      161      134
                                        ----------------------------
       Deferred tax liabilities             $  788   $  997   $  904
                                        ----------------------------
Net Deferred tax asset                      $1,687   $2,553   $2,336
                                        ----------------------------

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, potential limitations with respect to the utilization of loss carryforwards, and tax planning strategies in making this assessment. Based upon the projections for future taxable income over the periods which deferred tax assets are deductible and the potential limitations of loss and credit carryforwards, management believes it is more likely than not the Company will realize a portion of these deductible differences, net of existing valuation allowances at June 29, 1996. The Company will periodically assess and re-evaluate the status of its recorded deferred tax asset.

The actual tax expense differs from the "expected" tax expense computed by applying the statutory Federal corporate income tax rate of 35% in all fiscal years to income before income taxes as follows (in thousands):

                                                   June 29        June 30
                                                     1996      1995      1994
                                                ------------------------------
Computed expected tax expense                      $ 1,273    $3,733    $6,466
Change in estimate of state taxes                   (1,065)        -         -
Change in valuation of allowance                       911         -         -
Research and development tax credits                     -         -      (841)
Foreign trade income exemption                         (91)     (124)     (104)
State taxes (net of federal income tax                 188       772       618
   benefit)
Utilization of net operating loss carry forward          -      (383)        -
Tax-exempt interest and dividends                      (86)     (237)     (200)
Acquisition costs                                        -         -        81
In-process research and development write-off            -     1,432         -
Other                                                  246         4       237
                                                ------------------------------
                                                   $ 1,376    $5,197    $6,257
                                                ==============================

At June 29, 1996, one of the Company's subsidiaries had state net operating loss carry-forwards of approximately $1,000,000, expiring through 1998. During the fourth quarter of fiscal 1996, the Company changed its estimate of accrued state taxes.

(13)  Employee Benefit Plans

The Company has a bonus plan which covers substantially all employees with at least six months of service. Bonuses under this plan are based on the Company achieving specified revenue and profit objectives and on individuals meeting specified performance objectives. Amounts charged to expense for the plan were $1,082,000, $1,896,000 and $1,842,000 in fiscal years 1996, 1995 and 1994, respectively.

The Company has a 401(k) employee savings plan which provides for contributions to be held in trust by corporate fiduciaries. Employees are permitted to contribute up to 12 percent of their annual compensation. Under the plan, the Company makes matching contributions equal to 150% of the first 1% contributed, 125% of the second 1% contributed, 100% of the third 1% contributed, 75% of the fourth 1% contributed and 50% of the next 2% up to a maximum of 6 percent of annual compensation, subject to IRS limits. The amounts contributed by the Company and charged to expense in fiscal years 1996, 1995 and 1994 were $330,000, $285,000 and $226,000, respectively.

(14)  Stock Option Plans

The Company has various stock option plans (the Plans) under which key employees and non-employee directors and advisors may be granted incentive stock options and non-qualified options through November 2002.

Incentive stock options are granted at prices not less than the fair market value at the date of grant, as determined by the market price for the Company's common stock, and become exercisable as determined by the Company's stock option committee, generally over four or five years. Options can be granted for terms of up to ten years. Non-qualified stock options have also previously been granted from time to time to certain key employees and directors at prices at fair market value with various vesting provisions.

Stock option transactions during fiscal years 1996, 1995 and 1994 are summarized as follows (in thousands, except price per share):

                                        Options     Options outstanding under the Plan
                                  available for   --------------------------------------
                                    grant under      Number of      Price      Aggregate
                                       the Plan        shares      per share      Price
                                 -------------------------------------------------------
Balance June 30, 1993                        306       1,149    $0.85 - $15.83   $12,276
     Additional shares reserved            1,000           -                           -
     Granted                              (1,150)      1,150     2.17 -  15.75    13,740
     Exercised                                 -        (188)    0.05 -   5.50      (331)
     Terminated                              281        (281)    1.15 -  15.83    (3,378)
     Termination of Turtle
     Beach Plans                             (50)          -                           -
                                 -------------------------------------------------------
Balance June 30, 1994                        387       1,830    $0.85 - $15.83   $22,307
     Additional shares reserved              500           -                           -
     Granted                              (2,758)      2,758     7.75 -  12.25    28,523
     Exercised                                 -        (282)    0.85 -  10.25    (1,440)
     Terminated                            1,972      (1,972)    2.17 -  15.83   (25,179)
                                 --------------------------------------------------------
Balance June 30, 1995                        101       2,334    $2.17 - $15.75   $24,211
     Additional shares reserved              600           -                           -
     Granted                                (906)        906     9.88 -  14.38    11,051
     Exercised                                 -        (278)    2.17 -  11.38    (2,811)
     Terminated                              502        (502)    5.50 -  17.38    (5,951)
                                 --------------------------------------------------------
Balance June 29, 1996                        297       2,460    $2.17 - $15.75  $ 26,500


At June 29, 1996, options for 876,000 shares were exercisable at prices ranging from $3.65 to $15.75 at an aggregate exercise price of $9,216,000. Income tax benefits attributable to non-qualified stock options exercised and disqualifying dispositions of incentive stock options are credited to common stock.


(15) Treasury Stock
In January, 1996, the Company's Board of Directors authorized the repurchase of up to 1.0 million shares of the Company's common stock. As of June 29, 1996, the Company has repurchased 35,000 shares valued at $460,000, using the cost method.


(16) Business Segment and Geographic Information
The Company operates primarily within one business segment, which is the design, development and marketing of mixed-signal (analog/digital) integrated circuits and related board level products. Foreign sales consist of shipments primarily to the Pacific Rim, which were approximately 47.8%, 55.7% and 41.0% of revenue in 1996, 1995 and 1994, respectively.

(17) Quarterly Data (unaudited)
The following is a summary of the unaudited quarterly results of operations for the years ended June 29, 1996 and June 30, 1995 (in thousands, except per share data):

                                                          Quarter Ended
                        ---------------------------------------------------------------------------------
                         Sept.29,  Dec. 30,  Mar.30,   June 29,   Sept.30,  Dec. 31,  Mar. 31,   June 30,
                          1995       1995     1996       1996      1994       1994      1995       1995
                          ----       ----     ----       ----      ----       ----      ----       ----
Revenue                   $28,290   $33,123  $17,349    $21,723    $22,549   $25,883   $27,793    $28,160
Cost of sales              14,390    19,136   13,945     15,076     10,062    12,468    13,428     14,572
Research and                2,522     3,392    3,080      3,079      2,708     2,931     2,837      2,874
 development
Operating income            6,569     2,245   (4,751)    (1,236)     4,448     5,260    (5,487)     6,100
 (loss)
Net income (loss)         $ 4,161    $1,894  $(2,087)   $   (53)    $2,860   $ 3,335   $(5,177)   $ 3,905
Earnings (loss)
 per common and
 common
 equivalent share:
 Primary and                $0.35     $0.16  $(0.18)      $0.00     $ 0.26    $ 0.30    $(0.47)    $ 0.34
 fully diluted               0.35      0.16   (0.18)       0.00       0.26      0.30     (0.47)      0.34
Shares used to
 compute
 earnings per
 common and
 common
 equivalent share:
  Primary                  11,894    11,682   11,341     11,331     10,982    10,979    11,055     11,327
  Assuming full            11,897    11,687   11,345     11,331     11,003    10,979    11,057     11,653
   dilution


(18) Major Customers
During fiscal 1996 shipments to Intel (including all Intel and Intel subcontractor locations) accounted for eleven percent of the Company's consolidated revenue.



Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON  ACCOUNTING AND

         FINANCIAL DISCLOSURE

None

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information with respect to directors required by this Item is incorporated by reference to the section entitled "Election of Directors" in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders.



Item 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's definitive Proxy statement for its 1996 Annual Meeting of Shareholders. Those portions of the Proxy Statement included in response to Item 402(k) and Item 402(l) of Regulation S-K are not incorporated by reference into Part III.



Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

          MANAGEMENT

The information required by this Item is incorporated herein by reference to the section entitled "Beneficial Ownership of Common Stock" in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders.



Item 13.  CERTAIN RELATIONSHIPS RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the section entitled "Executive Compensation-Certain Transactions" in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.



      (a)  The following documents are filed as part of this report.


           (1)  Consolidated Financial Statements

              The following consolidated financial statements of the Registrant and Independent Auditor's Report of KPMG Peat Marwick LLP, are included in Item 8 of this Report.



                    Independent Auditors' Report

                    Consolidated Balance Sheets as of June 29, 1996 and June 30, 1995

                    Consolidated Statements of Operations for the years ended

                         June 29, 1996 and June 30,  1995 and 1994

                    Consolidated Statements of Shareholders' Equity for the years ended June 29, 1996 and June 30,  1995 and 1994

                    Consolidated Statements of Cash Flows for the years ended

                         June 29, 1996 and June 30,  1995 and 1994

                    Notes to Consolidated Financial Statements



           (2)  Consolidated Financial Schedules

                    Schedule II  -  Valuation and Qualifying Accounts



All other schedules have been omitted because they are inapplicable or the information is provided in the Consolidated Financial Statements including the Notes thereto.



(b)      Report on Form 8-K

         No reports were made on Form 8-K during the last quarter of the fiscal year.



(c)      Exhibits



* 3.1 Articles of Incorporation of the Registrant, as amended. (Exhibit 3.1 to the registrant's registration statement, No. 33-39728, on Form S-1, filed on May 6, 1991 [the "1991 Registration Statement"])

* 3.2 Articles of Amendment dated December 10, 1992 of the Registrant's Articles of Incorporation. (Exhibit 28.5 to the registrant's statement, No. 33-57418, on Form S-3, filed on January 25, 1993 [the "1993 S-3
         Registration Statement"])

* 3.3 Amended and Restated Bylaws of the Registrant. (Exhibit 3.3 to the 1991 Registration Statement)

 * 3.4   Amendment to Amended and Restated Bylaws of the Registrant. (Exhibit
         3.4 to the registrant's 1993 Annual Report on Form 10-K [the "1993 Form 10-K"])

  4 Except for Exhibit 10.16 hereof, there are no instruments, with respect to long-term debt of the Registrant, that involve indebtedness for securities authorized thereunder, exceeding 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees to file a copy, of any instrument or argument defining the rights of holders of long-term debt of the registrant, upon request of the Securities and Exchange Commission

+*10.1 1989 Incentive Stock Option Plan, as amended. (Exhibit 10.9 to the 1991 Registration Statement)

+*10.2   1991 Stock Option Plan. (Exhibit 10.10 to the 1991 Registration
         Statement)

+*10.3   Amendment dated June 17, 1991 to the 1991 Stock Option Plan. (Exhibit
         10.18 to the 1991 Registration Statement)

+*10.4 Amendment dated November 19, 1991 to the 1991 Stock Option Plan. (Exhibit 10.21 to the registrant's 1992 Annual Report on Form 10-K [the "1992 Form 10-K"])

+*10.5 Amendment dated January 24, 1992 to the 1991 Stock Option Plan. (Exhibit 10.22 to the 1992 Form 10-K)

+*10.6 1992 Stock Option Plan. (Exhibit 4.1 to the registrant's registration statement, No. 33-55902, on Form S-8, filed on December 17, 1992.

+*10.7 Key Employee Agreement between Registrant and Mark R. Guidry, effective November 30, 1992. (Exhibit 28.2 to the 1993 S-3 Registration Statement)

+*10.8 Amendment to the Registrant's 1992 Stock Option Plan, dated December 10, 1992. (Exhibit 28.4 to the 1993 S-3 Registration Statement)


 *10.9 Lease Agreement dated June 13, 1988 between VLSI Design Associates and Sobrato Group. (Exhibit 10.27 to the registrant's registration statement, No. 33-54142, on Form S-4, filed on November 3, 1992

 *10.10 Lease between Turtle Beach Systems, Inc. and Winship Land Associates III dated May 28, 1993.(Exhibit 10.27 to the 1993 Form 10-K)

 *10.11 First Amendment to lease, dated May 13, 1993 between the registrant and The Sobrato Group. (Exhibit 10.28 to the 1993 Form 10-K)

+*10.12 1992 Stock Option Plan, as amended as of October 21, 1993. (Exhibit 4.1 to the registrant's registration statement, No. 33-73208, on Form S-8, filed on December 21, 1993 [the "1993 S-8 Registration Statement"]

+*10.13 Amendment to the Registrant's 1992 Stock Option Plan, dated July 22, 1993. (Exhibit 4.2 to the 1993 S-8 Registration Statement)

+*10.14 Amendment to the Registrant's 1992 Stock Option Plan, dated November 22, 1994. (Exhibit 4.1 to the 1994 S-8 Registration Statement)

+ 10.15 $20,000,000 Revolving Credit Agreement between Mellon Bank, N.A. and the registrant dated June 5, 1995.

+*10.16 Wafer purchase contract dated October 12, 1994 between the Company and American Microsystems, Inc. (Exhibit 10 to the Registrant Form 10-Q for the quarter ended September 30, 1994)

+*10.17 Agreement dated November 21, 1994 between the Company and Edward H. Arnold (Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended December 31, 1994)

* 10.18 Wafer purchase contract dated November 8, 1995 between the Company and Chartered Semiconductor Manufacturing Pte. Ltd. (Exhibits 10(a) and 10(b) to the Registrant Form 10-Q for the quarter ended December 30,
         1995)

* 10.19 Amendment to the Registrant's 1992 Stock Option Plan, dated November 21, 1995. (Exhibit 99.1 to the 1996 S-8 Registration Statement)

+ 10.20  Agreement dated August 2, 1996 between the Company and David W. Sear

+ 10.21  Agreement dated August 30, 1996 between the Company and Hock E. Tan

  11     Statement re computation of per share income

 *13 Portions of the 1996 Annual Report to Shareholders for fiscal year ended June 29, 1996

 *22     Subsidiaries of the Registrant (Exhibit 22 to the 1993 Form 10-K)

  23.1   Consent of KPMG Peat Marwick LLP

  27     Financial Data Schedules

*    Incorporated by reference

+ Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this report.

                                  SCHEDULE II



                        INTEGRATED CIRCUIT SYSTEMS, INC.



                       VALUATION AND QUALIFYING ACCOUNTS



               Years ended June 29, 1996, June 30, 1995 and 1994

                                 (in thousands)



                              Balance at     Additions                Balance at
                              beginning of   charged to               end of
                              period         costs and    Deductions  period
                                             expenses
        Description         ---------------------------------------------------
Year ended June 29, 1996:

  Valuation reserves:

     Accounts receivable            $1,363    $6,020/1/   $5,276/1/      $2,107

     Inventory                      $3,887    $  994      $2,646         $2,235


Year ended June 30, 1995:

  Valuation reserves:

     Accounts receivable            $2,461    $  499      $1,597         $1,363

     Inventory                      $4,297    $5,142      $5,552         $3,887


Year ended June 30, 1994:

  Valuation reserves:

     Accounts receivable            $  972    $1,489      $    -         $2,461

     Inventory                      $2,107    $2,190      $    -         $4,297

- ---------------------

/1/ Reflects an increase in the valuation account for accounts receivable primarily as a result of the slow down in the PC component market and negotiated product return from a small number of significant Turtle Beach customers.

                                   SIGNATURES



          Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 INTEGRATED CIRCUIT SYSTEMS, INC.

Date: September 13, 1996         By: /s/ HENRY BOREEN
                                     ----------------------------
                                 Chief Executive Officer and Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                 INTEGRATED CIRCUIT SYSTEMS, INC.

Date: September 13, 1996         By: /s/ HOCK E. TAN
                                    -----------------------------
                                    Senior Vice President and Chief Financial
                                        Officer, and Secretary

Date: September 13, 1996         By: /s/ HENRY I. BOREEN
                                    -----------------------------
                                     Henry I. Boreen, Chairman of the Board

Date: September 13, 1996         By: /s/ EDWARD H. ARNOLD
                                    -----------------------------
                                    Edward H. Arnold, Director

Date: September 13, 1996         By: /s/ RUDOLF GASSNER
                                    -----------------------------
                                    Rudolf Gassner, Director

Date: September 13, 1996         By: /s/ HOWARD L. MORGAN
                                    -----------------------------
                                    Howard L. Morgan, Director

Date: September 13, 1996         By: /s/ JOHN L. PICKITT
                                    -----------------------------
                                    John L. Pickitt, Director

Date: September 13, 1996         By: /s/ STAVRO PRODROMOU
                                    -----------------------------
                                    Stavro Prodromou