Form 10-Q
period 1996-09-28
INTEGRATED CIRCUIT SYSTEMS INC
filed 1996-11-13
CIK 874689

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-Q

                              -------------------

(Mark One)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
    ACT OF 1934

For the quarterly period ended September 28, 1996

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ______ to ______

                        Commission file number: 0-19299

                         ----------------------------

                       INTEGRATED CIRCUIT SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)


       Pennsylvania                                    23-2000174
(State of other jurisdiction of                       (IRS Employer
incorporation or organization)                      Identification No.)


                        2435 Boulevard of the Generals
                        Norristown, Pennsylvania 19043
                   (Address of principal executive offices)

                                 (610) 630-5300
             (Registrant's telephone number, including area code)

                         ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
                            YES       X        NO ___
                                     ---
As of November 8, 1996, there were outstanding 11,523,050 of the shares of the Registrant's Common Stock, no par value.

================================================================================

                       INTEGRATED CIRCUIT SYSTEMS, INC.
                       --------------------------------

                                     INDEX
                                     -----


                                                                         Page
                                                                        Number
                                                                        ------

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets;
         September 28, 1996 and June 29, 1996                              3

         Consolidated Statements of Operations;
         Three Months Ended September 28, 1996 and
         September 30, 1995                                                4

         Consolidated Statements of Operations;
         Three Months Ended September 28, 1996 and
         September 30, 1995                                                5

         Notes to Consolidated Financial Statements                        7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9


OTHER INFORMATION

Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION
ITEM  1. CONSOLIDATED FINANCIAL STATEMENTS

               INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          ($ and shares in thousands)

                                                                 September  28,          June 29,
                                                                      1996                 1996
                                                               ------------------     --------------
                                                                   (Unaudited)
ASSETS

Current Assets:
   Cash and cash equivalents                                             $30,502          $30,457
   Marketable securities - current                                            24               24
   Accounts receivable, net                                               14,977           15,405
   Inventory, net                                                         16,198           17,059
   Deferred income taxes                                                   1,884            1,976
   Other current assets                                                    3,417            3,054
                                                                      ----------       ----------
      Total current assets                                                67,002           67,975
                                                                      ----------       ----------

Property and equipment, net                                               14,245           14,628
Deposits on purchase contracts                                             5,331            5,575
Goodwill                                                                   1,789            1,813
Deferred income taxes                                                        490              499
Other assets                                                                 448              477
                                                                      ----------       ----------
      Total assets                                                       $89,305          $90,967
                                                                      ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Note payable to bank                                                  $     -          $ 2,315
   Current portion of long-term obligations                                  117              117
   Accounts payable                                                       11,752           10,221
   Accrued expenses and other current liabilities                          2,890            2,804
                                                                      ----------       ----------
      Total current liabilities                                           14,759           15,457
                                                                      ----------       ----------

Long-term debt, less current portion                                       1,601            1,631
Deferred income taxes                                                        994              788
                                                                      ----------       ----------
      Total liabilities                                                   17,354           17,876
                                                                      ----------       ----------

Minority interest                                                          3,512            3,927

Shareholders' Equity:
   Preferred stock, authorized 5,000 shares, none issued
   Common stock, no par value, authorized 50,000 shares;
      issued 11,392 and 11,389 shares as of
      September 28, 1996 and June 29, 1996, respectively                  32,787           32,674
   Retained earnings                                                      37,579           36,950
   Less: treasury stock, at cost (173 and 35 shares as of
     September 28, 1996 and June 29, 1996, resepectively                  (1,927)            (460)
                                                                      ----------       ----------
      Total shareholders' equity                                          68,439           69,164
                                                                      ----------       ----------
      Total liabilities and shareholders' equity                         $89,305          $90,967
                                                                      ==========       ==========

          See accompanying notes to consolidated financial statements.

               INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            ($ and shares in thousands, except for per share data)
                                  (Unaudited)

                                                          Three Months Ended
                                                          -------------------
                                                    September 28,      September 30,
                                                         1996              1995
                                                   ---------------    ---------------
Revenues:                                                  $21,874            $28,290

Cost and expenses:
   Cost of sales                                            14,199             14,390
   Research and development                                  3,236              2,522
   Selling, general and administrative                       4,313              4,809
                                                   ---------------    ---------------
      Operating income                                         126              6,569
                                                   ---------------    ---------------
Interest and other (income)                                   (515)              (233)
Interest expense                                                95                178
Minority interest                                             (421)                85
                                                   ---------------    ---------------
      Income before income taxes                               967              6,539
Income taxes                                                   338              2,378
                                                   ---------------    ---------------
      Net income                                           $   629            $ 4,161
                                                   ===============    ===============
Net income per common share:
      Primary                                                $0.06              $0.35
                                                   ===============    ===============
      Assuming full dilution                                 $0.05              $0.35
                                                   ===============    ===============
Common and common equivalent shares:
      Primary                                               11,346             11,897
      Assuming full dilution                                11,492             11,894

          See accompanying notes to consolidated financial statements.

               INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                          Three Months Ended
                                                                                  September 28,          September 30,
                                                                                      1996                    1995
                                                                                 --------------         ---------------
Cash flows from operating activities:
  Net income                                                                            $   629                 $ 4,161
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                                           836                     725
    Minority interest                                                                      (421)                     85
    (Gain) loss on disposition of assets                                                   (497)                     40
    Non-cash compensation                                                                    84                       -
    Deferred income taxes                                                                   307                    (150)
    Accounts receivable                                                                     427                     305
    Inventory                                                                               572                  (1,144)
    Other assets, net                                                                      (339)                      5
    Accounts payable, accrued expenses and other current liabilities                      1,623                    (799)
    Income taxes                                                                              2                   1,836
                                                                                 --------------         ---------------
      Net cash provided by operating activities                                           3,223                   5,064
                                                                                 --------------         ---------------

Cash flows from investing activities:
  Capital expenditures                                                                     (428)                   (410)
  Proceeds from sale/maturities of marketable securities                                      -                   6,584
  Proceeds from sale of fixed assets                                                          1                       -
  Change in deposits on purchase contracts                                                  244                       -
                                                                                 --------------         ---------------
      Net cash provided by (used in) investing activities                                  (183)                  6,174
                                                                                 --------------         ---------------

Cash flows from financing activities:
  Net repayments under line of credit agreement                                          (2,315)                       -
  Repurchase of common stock, net                                                          (678)                       -
  Repayments of long-term debt                                                              (30)                    (81)
  Exercise of stock options                                                                  28                   1,241
  Tax benefit of stock option exercises                                                       -                     316
                                                                                 --------------         ---------------
      Net cash provided by (used in) financing activities                                (2,995)                  1,476
                                                                                 --------------         ---------------

Net increase in cash and cash equivalents                                                    45                  12,714
Cash and cash equivalents:
  Beginning of period                                                                    30,457                   9,960
                                                                                 --------------         ---------------
  End of period                                                                         $30,502                 $22,674
                                                                                 ==============         ===============

               INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

                                  (Unaudited)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash payments during the period for:
  Interest                                                              $13             $96
                                                                 ==========     ===========
  Income taxes                                                          $24             $74
                                                                 ==========     ===========
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
  See footnote 5 for non-cash financing activities

          See accompanying notes to consolidated financial statements.

               INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   INTERIM ACCOUNTING POLICY

The accompanying financial statements have not been audited. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at September 28, 1996 and results of operations and cash flows for the interim periods presented. Certain items have been restated to conform to current period presentation.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended June 29, 1996. Results of operations for the three months ended September 28, 1996 are not necessarily indicative of results to be expected for the full year.

The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). The adoption has not had a material financial impact.

The Company has not adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The Company believes that the adoption of this statement will not have a material financial impact.

(2)   CONSOLIDATION POLICY

The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries (wholly and majority-owned), after elimination of all significant intercompany accounts and transactions.

(3)   INVENTORY

Inventory is valued at the lower of standard cost which approximates actual costs using the first-in, first-out (FIFO) method, or market.

The components of inventories are as follows (in thousands):


                                              September 28,     June 29,
                                                   1996           1996
                                              -------------   -------------
               Work-in-process                      $ 5,105         $ 4,430
               Finished parts                        13,178          14,864
               Less:  Obsolescence reserve           (2,085)         (2,235)
                                              -------------   -------------
                                                    $16,198         $17,059
                                              =============   =============

(4)   PURCHASE COMMITMENTS

During the first quarter of fiscal 1997, the Company and Chartered Semiconductor Manufacturing PTE, Ltd. ("CSM") amended their purchase commitment agreement to eliminate any liquidated damages for any failure to comply with such commitments and to reduce the maximum required deposit to $10 million. In addition, the amendment requires CSM to refund the deposit to the Company in progressive installments based upon the volume of purchases made by the Company. The Company has deposited $5.0 million through November 1996 and is expected to deposit another $5.0 million over the next twelve months.

               INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)  RELATED PARTY

On September 25, 1996, the Company sold its battery charge controller business to Edward H. Arnold, a director and former CEO of the Company. Although the Company had been involved in the battery charge business since 1991, it was not considered a core business and the associated products did not materially contribute to the Company's revenue. In making this sale, the Company determined that further investment in such business was not consistent with the strategic direction of the Company. Under the terms of such tax-free sale, Mr. Arnold acquired all outstanding shares of the Company's wholly-owned subsidiary which owned the intellectual property rights and other assets for this business in exchange for 68,387 shares of the Company's common stock as valued at $11.537 per share (the average closing price for 10 days prior to the sale). The sale price of $.8 million was based upon a valuation made by a reputable independent appraiser and involved a premium over such valuation. In addition, the Company will receive a royalty of 2% of the gross revenue received for all sales during the three year period after September 25, 1996, of the products comprising the business, as consideration for a license to the subsidiary of a trademark associated with such products. The Company has recorded the gain in the statement of operations as follows: the battery charge controller inventory sold is recorded as other revenue ($.6 million) with its corresponding costs in cost of sales ($.3 million), the gain on the remaining assets is recorded as other income ($.2 million).

(7)  EMPLOYMENT AGREEMENT

In August 1996, Dr. David Sear resigned as president and chief executive officer of the Company and in connection therewith entered into an agreement with the Company in which Dr. Sear agreed to release the Company from any claims he might have against the Company and to not compete with the Company through February 1997. In return the Company agreed to compensate Dr. Sear with a severance package, and to fully vest such stock options as had been granted to him and permit the exercise of the same over a one-year period from the date of his resignation. As a result, the Company has recorded approximately $.3 million in selling, general and administrative expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to revenue of certain cost, expense and income items. The table and the subsequent discussion should be read in conjunction with the financial statements and the notes thereto:

                                                    Three months ended
                                                    ------------------
                                           September 28,          September 30,
                                              1996                   1995
                                          ---------------        ---------------
Revenue                                             100.0%                100.0%

Cost and expenses:
 Cost of sales                                       64.9                  50.9
 Research and development                            14.8                   8.9
 Selling, general and administrative                 19.7                  17.0
                                          ---------------         --------------
 Operating income                                     0.6                  23.2

Interest and other (income)                          (2.4)                 (0.8)
Interest expense                                      0.4                   0.6
Minority interest                                    (1.8)                  0.3
                                        -----------------        ---------------
Income  before income taxes                           4.4                  23.1
Income taxes                                          1.5                   8.4

Net income                                            2.9%                 14.7%
                                       ==================        ===============

FIRST QUARTER 1997 AS COMPARED TO FIRST QUARTER 1996

Consolidated revenue decreased $6.4 million or 23% for the first quarter ended September 28, 1996 as compared to the prior year quarter. The decrease in revenue was primarily attributable to the FTG product line, the Advanced Technologies product line and ARK Logic, partially offset by increased shipments from Turtle Beach and the beginning of volume shipments of the 1890 phyceiver chip in the Data Communications product line.

FTG component revenue decreased $5.0 million for the first quarter of fiscal 1997, as compared to the prior year quarter. FTG unit volume was 4% higher but due to a 35% decline in average selling price ("ASP"), revenues were lower. FTG component revenue contributed 48% of consolidated revenue for the first quarter in fiscal 1997 which represented a decline from 55% for the prior year quarter as a result of the Value Media acquisition in the second quarter of 1996 and decreases in ASP.

Data Communication component revenue was $1.6 million for the first quarter of fiscal 1997. Data Communications component revenue comprised 8% of consolidated revenue for the first quarter of fiscal 1997 with no corresponding revenue in the prior year quarter as a result of the introduction of its 1890 family of phyceiver chips in the third quarter of fiscal 1996.

Advanced Technologies component revenue decreased $1.1 million for the first quarter of fiscal 1997, as compared to the prior year quarter. The decrease represents a decline in custom ASIC components, offset by an increase in High Performance components, as a result of the sale of battery charge controller business. See related party disclosure in note 5 included herein. Advanced Technologies component revenue comprised 26% of consolidated revenue for the first quarter of fiscal 1997 versus 24% for the prior year quarter as a result of the sale of the battery charge controller business.

Revenues from Turtle Beach increased $1.0 million during the first quarter of fiscal 1997, as compared to the prior year quarter. The increased revenue is primarily due to the acquisition of certain product lines of Value Media in the second quarter of 1996. Turtle Beach contributed 16% of consolidated revenue in the first quarter of fiscal 1997, as compared to 9% in the prior year quarter as a result of the Value Media acquisition.

Ark Logic revenues decreased $2.9 million for the first quarter of fiscal 1997, as compared to the prior year quarter. The decrease largely reflects the delay in the introduction of new video graphics motherboard solutions. ARK Logic contributed 3% of consolidated revenue in the first quarter of fiscal 1997, as compared to 12% in the prior year quarter as a result of these delays.

Foreign revenue (which includes shipments of ICs to offshore subsidiaries of US multinational companies) was 51% of total revenue for the first quarter of fiscal 1997 as compared to 46% of total revenue in the prior year quarter. The percentage increase represented growth in the Pacific Rim.

Cost of sales as a percentage of total revenue was 65% for the first quarter of fiscal 1997 as compared to 51% in the prior year quarter. This increase in the cost of sales percentage was primarily the result of declining sales prices in the PC component business, price protection at Turtle Beach and declining sales prices at ARK Logic.

Research and development expense increased $.7 million to $3.2 million for the first quarter of fiscal 1997 from $2.5 million in the prior year quarter. The increase is primarily attributable to continued emphasis on research and development.

Selling, general and administrative expense decreased $.5 million to $4.3 million for the first quarter of 1997 as compared to the prior year period as a result of tighter fiscal control.

The Company's effective income tax rate was 35% for the first quarter of 1997 as compared to 36% in the prior year period. The decrease in the tax rate is primarily attributable to the sale of the Company's battery charge controller business, which was treated as a tax-free transaction.


INDUSTRY FACTORS

The Company's strategy has been to develop new products and introduce them ahead of the competition in order to have them selected for design into products of leading OEMs. The Company's newer components, which include advanced motherboard FTG components, data communication components and PC multimedia audio and graphics components, are examples of this strategy. However, there can be no assurance that the Company will continue to be successful in these efforts or that further competitive pressures would not have a material impact on revenue growth or profitability.

The Company's backlog as of September 28, 1996 was $26.6 million as compared to $35.5 million in the prior year period. The Company includes in its backlog customer released orders which may be canceled generally with 60 days advance notice without significant penalty to the customers. Accordingly, the Company believes that its backlog, at any time, should not be used as a measure of future revenues.

The semiconductor and personal computer industry, in which the Company participates, is generally characterized by rapid technological change, intense competitive pressure, and, as a result, product price erosion. The Company's operating results can be impacted significantly by the introduction of new products, new manufacturing technologies, rapid changes in the demand for products, decreases in the average selling price over the life of a product and the Company's dependence on third-party wafer suppliers. The Company's operating results are subject to quarterly fluctuations as a result of a number of factors, including competitive pressures on selling prices, availability of wafer supply, fluctuation in yields, changes in the mix of products sold, the timing and success of new product introductions and the scheduling of orders by customers. The Company believes that its future quarterly operating results may also fluctuate as a result of Company-specific factors, including pricing pressures on its more mature FTG components as well as the competitive pressure and lower gross margins from ARK Logic, continuing demand for its custom ASIC products and acceptance of the Company's newly introduced ICs and board level and software products and market acceptance of its customers' products. Due to the effect of these factors on future operations, past performance may be a limited indicator in assessing potential future performance.

LIQUIDITY AND CAPITAL RESOURCES

At September 28, 1996, the Company's principal sources of liquidity included cash and cash equivalents of $30.5 million which was consistent with the June 29, 1996 balance. Net cash provided by operating activities was $3.2 million in the first quarter of fiscal 1997, as compared to $5.1 million in the prior year quarter. This decrease represents reduced operating results and its corresponding lower taxes offset by improved inventory turns and tighter fiscal control.

Expenditures for property and equipment were comparable in both periods. Expenditures in the first quarter of fiscal 1997 was for computer aided design software for use in new product development.

The Company did not draw on its $20.0 million revolving line of credit during the first quarter of fiscal 1997. The Company repaid the $2.3 million from the draw down on the facility in fiscal 1996. The Company repurchased 70,000 of its outstanding shares value at $.7 million, using the cost method.

In August 1996, Dr. David Sear resigned as president and chief executive officer of the Company and in connection therewith entered into an agreement with the Company in which Dr. Sear agreed to release the Company from any claims he might have against the Company and to not compete with the Company through February 1997. In return the Company agreed to compensate Dr. Sear with a severance package, and to fully vest such stock options as have been granted to him and permit the exercise of the same over a one-year period from the date of his resignation. As a result, the Company has recorded approximately $.3 million in selling, general and administrative expense.

On September 25, 1996, the Company sold its battery charge controller business to Edward H. Arnold, a director and former CEO of the Company. Although the Company had been involved in the battery charge business since 1991, it was not considered a core business and the associated products did not materially contribute to the Company's revenue. In making this sale, the Company determined that further investment in such business was not consistent with the strategic direction of the Company. Under the terms of such tax-free sale, Mr. Arnold acquired all outstanding shares of the Company's wholly-owned subsidiary which owned the intellectual property rights and other assets for this business in exchange for 68,387 shares of the Company's common stock as valued at $11.537 per share (the average closing price for 10 days prior to the sale). The sale price of $.8 million was based upon a valuation made by a reputable independent appraiser and involved a premium over such valuation. In addition, the Company will receive a royalty of 2% of the gross revenue received for all sales during the three year period after September 25, 1996, of the products comprising the business, as consideration for a license to the subsidiary of a trademark associated with such products. The Company has recorded the gain in the statement of operations as follows: the battery charge controller inventory sold is recorded as in revenue ($.6 million ) with its corresponding costs in cost of sales ($.3 million), the gain on the remaining assets is recorded as other income ($.2 million).

The Company believes that existing sources of liquidity and funds expected to be generated from operations will provide adequate cash to fund the Company's anticipated working capital needs over the short term. Further expansion of the Company's business or the completion of any material strategic acquisitions may require additional funds which, to the extent not provided by internally generated sources, could require the Company to seek access to debt or equity market.

The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). The adoption has not had a material financial impact.

The Company has not adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The Company believes that the adoption of this statement will not have a material financial impact.

During the first quarter of fiscal 1997, the Company and Chartered Semiconductor Manufacturing PTE, Ltd. ("CSM") amended their purchase commitment agreement to eliminate any liquidated damages for any failure to comply with such commitments and to reduce the maximum required deposit to $10 million. In addition, the amendment requires CSM to refund the deposit to the Company in progressive installments based upon the volume of purchases made by the Company.

UPDATE ON IMPACT OF ONE-TIME CHARGES TAKEN IN FY 1996 AND FY 1995

In connection with the fiscal 1995 charge, the Company has paid approximately $56,000 in consulting payments through the first quarter of fiscal 1997, with the balance of approximately $154,000 remaining.

In connection with the fiscal 1996 charge, the Company has paid approximately $24,000 for the York facility lease through the first quarter of fiscal 1997, with the balance of approximately $76,000 remaining.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

                    Exhibit
                    Number                    Description
                    ------                    -----------

                     11 Computation of Net Income Per Share for the three months ended September 28, 1996 and September
                               30, 1995.

                     27        Financial Data Schedule



          (b)  Reports on Form 8-K:

                    None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   November 12, 1996          INTEGRATED CIRCUIT SYSTEMS, INC.




                               By: /s/ Henry Boreen
                                  -------------------------------------
                               Henry Boreen
                               President and Chief Executive Officer



Date:   November 12, 1996      By: /s/ Hock E. Tan
                                  -------------------------------------
                               Hock E. Tan
                               Senior Vice President and CFO
                               (principal financial & accounting officer)