Form 10-Q
period 1996-12-28
INTEGRATED CIRCUIT SYSTEMS INC
filed 1997-02-11
CIK 874689

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-Q
                               ------------------

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------
       EXCHANGE ACT OF 1934

For the Quarter ended December 28, 1996

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____ to _____.

                        Commission File Number: 0-19299


                        --------------------------------

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

                        --------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                             Yes   X    No________
                                ------
As of February 7, 1997, there were outstanding 11,818,716 shares of the Registrant's Common Stock, no par value.

================================================================================

                        INTEGRATED CIRCUIT SYSTEMS, INC.
                        --------------------------------
                                      INDEX
                                      -----

                                                           Page
                                                           Number
                                                           ------
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets:
         December 28, 1996 and June 29, 1996                   3

         Consolidated Statements of Operations:
         Three and Six Months Ended December 28, 1996
         and December 30, 1995                                 4

         Consolidated Statements of Cash Flows:
         Six Months Ended December 28, 1996 and
         December 30, 1995                                     5

         Notes to Consolidated Financial Statements            7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                  10

OTHER INFORMATION

Submission of Matter to a Vote of Security Holders

Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARY COMPANIES

                          Consolidated Balance Sheets
                          ($ and shares in thousands)

                                                           December  28,              June 29,
                                                               1996                    1996
                                                        -------------------      ----------------
                                                           (Unaudited)
ASSETS

Current Assets:
   Cash and cash equivalents                                  $   28,379           $   30,457
   Marketable securities - current                                   524                   24
   Accounts receivable, net                                       12,782               15,405
   Inventory, net                                                 14,884               17,059
   Deferred income taxes                                           1,834                1,976
   Other current assets                                            2,343                3,054
                                                              ----------           ----------
      Total current assets                                        60,746               67,975
                                                              ----------           ----------

Property and equipment, net                                       13,729               14,628
Deposits on purchase contracts                                     8,526                5,575
Goodwill                                                           4,539                1,813
Equity investment and advances                                     3,790                    -
Other assets                                                         127                  976
                                                              ----------           ----------
      Total assets                                            $   91,457           $   90,967
                                                              ==========           ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Note payable to bank                                       $        -           $    2,315
   Accounts payable                                               11,649               10,221
   Income tax payable                                              2,719                    -
   Accrued payroll                                                 1,459                  449
   Accrued expenses and other current liabilities                  2,056                2,472
                                                              ----------           ----------
      Total current liabilities                                   17,883               15,457
                                                              ----------           ----------

Long-term debt, less current portion                               1,571                1,631
Deferred income taxes                                              1,028                  788
                                                              ----------           ----------
      Total liabilities                                           20,482               17,876
                                                              ----------           ----------

Minority interest                                                  1,946                3,927

Shareholders' Equity:
   Preferred stock, authorized 5,000 shares, none issued
   Common stock, no par value, authorized 50,000 shares;
      issued and outstanding 11,568 and 11,389 shares as of
      December 28, 1996 and June 29, 1996, respectively           34,403               32,674
   Retained earnings                                              39,825               36,950
   Less: treasury stock, at cost (452 and 35 shares as of
      December 28, 1996 and June 29, 1996. respectively           (5,199)                (460)
                                                              -----------          -----------
      Total shareholders' equity                                  69,029               69,164
                                                              ----------           ----------
      Total liabilities and shareholders' equity              $   91,457           $   90,967
                                                              ==========           ==========

See accompanying notes to consolidated financial statements.

     INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARY COMPANIES
                     Consolidated Statements of Operations
             ($ and shares in thousands, except for per share data)
                                  (Unaudited)

                                                        Three months ended                Six Months ended
                                                    December 28,    December 30,    December 28,   December 30,
                                                        1996           1995            1996           1995
                                                    ------------    ------------    ------------   ------------
Revenues:                                            $  28,020      $  33,123         49,894         61,413

Cost and expenses:
   Cost of sales                                        16,948         19,136         31,147         33,526
   Research and development expense                      3,709          3,392          6,945          5,914
   Selling, general and administrative expense           4,453          5,093          8,766          9,902
   Non-recurring charges:
       Facility closing                                      -          1,757              -          1,757
       Write off of in-process research and
          development costs                                  -          1,500              -          1,500
                                                    -----------     ----------      ---------      ---------
      Operating income                                   2,910          2,245          3,036          8,814
                                                    -----------     ----------      ---------      ---------

Interest and other (income)                               (350)          (434)          (865)          (668)
Interest expense                                           116            253            211            432
Minority interest                                         (502)          (680)          (923)          (595)
Losses from equity investments                             146              -            146              -
                                                    -----------     ----------      ---------      ---------
      Income before income taxes                         3,500          3,106          4,467          9,645
                                                    -----------     ----------      ---------      ---------
Income taxes                                             1,254          1,212          1,592          3,590
                                                    -----------     ----------      ---------      ---------
      Net income                                     $   2,246      $   1,894        $ 2,875        $ 6,055
                                                    ===========     ==========      =========      =========

Net income per common share                          $    0.20      $    0.16        $  0.25        $  0.51
                                                    ===========     ==========      =========      =========

Common and common equivalent shares                     11,379         11,682         11,346         11,814

See accompanying notes to consolidated financial statements.

INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARY COMPANIES
Consolidated Statements of Cash Flows
(Unaudited)

                                                                         Six months ended,
                                                                        Dec. 28,     Dec. 30,
                                                                          1996         1995
Cash flows from operating activities:
   Net income                                                          $   2,875   $   6,055
   Adjustments to reconcile net income to net
   cash provided by operating activities:
   Non-recurring charge                                                        -       3,257
   Depreciation and amortization                                           1,762       1,543
   Minority interest                                                        (923)       (595)
   (Gain) loss on disposition of assets                                     (335)         29
   Deferred income taxes                                                    (198)      1,230
   Tax benefit of stock option exercises                                      90         426
   Losses from equity investments                                            146           -
   Non-cash compensation                                                      84           -
   Accounts receivable                                                       156      (1,481)
   Due from Voyetra                                                         (173)          -
   Inventory                                                              (1,150)     (5,633)
   Other assets, net                                                           4         (47)
   Accounts payable, accrued expenses and other current liabilities        3,068       3,950
   Income taxes                                                            1,654         229
                                                                        ---------   ---------
      Net cash provided by operating activities                            7,060       8,963
                                                                        ---------   ---------
Cash flows from investing activities:
   Capital expenditures                                                   (1,301)     (1,213)
   Sales, maturities (purchases) of marketable securities                   (500)      5,826
   Increase in net deposits on contracts                                  (2,756)          -
   Other                                                                     (82)       (264)
                                                                        ---------   ---------
      Net cash provided by  (used in) investing activities                (4,639)      4,349
                                                                        ---------   ---------
Cash flows from financing activities:
   Net repayments under line of credit agreement                          (2,315)          -
   Repayments of long-term debt                                              (60)       (153)
   Repurchase of common stock                                             (3,950)          -
   Exercise of stock options                                               1,826       2,036
                                                                        ---------   ---------
      Net cash provided by (used in) financing activities                 (4,499)      1,883
                                                                        ---------   ---------
Net increase (decrease)  in cash and cash equivalents                     (2,078)     15,195
Cash and cash equivalents:
   Beginning of period                                                    30,457       9,960
                                                                        ---------   ---------
   End of period                                                         $28,379     $25,155
                                                                        =========   =========

See accompanying notes to consolidated financial statements.

     INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARY COMPANIES
     Consolidated Statements of Cash Flows (Cont'd)
     (Unaudited)

Supplemental disclosures of cash flow information:
Cash payments during the period for:
  Interest                                                  $      77   $      234
                                                            =========   ==========
  Income taxes                                              $      20   $    1,387
                                                            =========   ==========
Supplemental disclosures of non-cash investing activities:
  Issuance of Turtle Beach common stock - acquisition
    of Value Media                                          $      -    $   2,673
                                                            =========   ==========
 See footnote 3 and 7 for non-cash financing activities

See accompanying notes to consolidated financial statements.

           INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARY COMPANIES

                  Notes to Consolidated Financial Statements


(1)  INTERIM ACCOUNTING POLICY

The accompanying financial statements have not been audited. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at December 28, 1996 and results of operations and cash flows for the interim periods presented. Certain items have been restated to conform to current period presentation.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended June 29, 1996. Results of operations for period ended December 28, 1996 are not necessarily indicative of results to be expected for the full year.


(2) CONSOLIDATION POLICY

The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries (wholly and majority-owned), after elimination of all significant intercompany accounts and transactions.


(3) MERGER

On November 29, 1996, the Company signed an Agreement and Plan of Merger, (the "Merger Agreement") to sell its approximately 87% interest in Turtle Beach Systems, Inc. ("Turtle Beach") to Voyetra Technologies Inc. ("Voyetra"), in exchange for an approximately 35% equity interest in Voyetra. Voyetra is a supplier of music and audio software. No gain or loss was recorded on this transaction. The Company's proportionate share of underlying equity in Voyetra is approximately $3.5 million. The excess of the Company's carrying value over their proportionate share of underlying equity of approximately $4.3 million will be amortized as goodwill.. The Company accounts for its investment in Voyetra under the equity method of accounting. For the one month ended December 28, 1996, the Company's share of losses from Voyetra was $146,000. In connection with the merger, the Company also entered into a Revolving Credit Agreement and Note (the "Credit Agreement") with Voyetra, pursuant to which the Company has agreed to make loans to Voyetra up to an aggregate of $3.5 million. See Related Party footnote (7).

           INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARY COMPANIES

                  Notes to Consolidated Financial Statements


(4) INVENTORY

Inventory is valued at the lower of standard cost which approximates actual cost (FIFO basis),or market.

The components of inventories are as follows (in thousands):


                                        December 28,        June 29,
                                            1996              1996
                                       --------------    -------------
          Work-in-process                 $     2,484      $     4,430
          Finished parts                       14,451           14,864
          Less:  Obsolescence reserve          (2,051)          (2,235)
                                       --------------    -------------
                                          $    14,884      $    17,059
                                       ==============    =============

(5)  PURCHASE COMMITMENTS

Pursuant to the Company's purchase commitment agreement with Chartered Semiconductor Manufacturing PTE, Ltd. ("CSM"), in November 1996, the Company deposited $3.0 million. The remaining $5.0 million due under the agreement will be paid by the end of the first quarter of fiscal 1998.


(6) COMMON STOCK

In December, the Board of Directors authorized the continuation of its repurchase of up to 1.0 million shares of the Company's common stock at various times over the next twelve months. The timing and amount of shares repurchased will be determined at the discretion of the Company's management. As of December 28, 1996, the Company has repurchased 384,000 shares valued at $4.4 million, using the cost method.


(7)  RELATED PARTY

The Company currently has a receivable due from Voyetra of $456,000 as a result of letters of credit and benefits paid by the Company for Turtle Beach in December. In the fiscal quarter, the Company entered into a Revolving Credit Agreement and Note (the "Credit Agreement") with Voyetra. The Credit Agreement is subject to certain covenants , including maintenance of certain financial objectives. As of December 28, 1996, Voyetra has not made any draws on the line, the line of credit available for future borrowings is $3.5 million. Advances under the Credit Agreement bear interest at 9.0% annually. The Credit Agreement will expire as of December 31, 1997, subject to extension under certain circumstances.

           INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARY COMPANIES

                  Notes to Consolidated Financial Statements



(7)  RELATED PARTY (CONT'D)

On September 25, 1996, the Company sold its battery charge controller business to Edward H. Arnold, a former director and former CEO of the Company. Although the Company had been involved in the battery charge business since 1991, it was not considered a core business and the associated products did not materially contribute to the Company's revenue. In making this sale, the Company determined that further investment in such business was not consistent with the strategic direction of the Company. Under the terms of such tax-free sale, Mr. Arnold acquired all outstanding shares of the Company's wholly-owned subsidiary which owned the intellectual property rights and other assets for this business in exchange for 68,387 shares of the Company's common stock as valued at $11.537 per share ( the average closing price for 10 days prior to the sale). The sale price of $.8 million was based upon a valuation made by a reputable independent appraiser and involved a premium over such valuation. In addition, the Company will receive a royalty of 2% of the gross revenue received for all sales during the three year period after September 25, 1996, of the products comprising the business, as consideration for a license to the subsidiary of a trademark associated with such products. The Company has recorded the gain in the statement of operations as follows: the battery charge controller inventory sold is recorded as other revenue ($.6 million) with its corresponding costs in cost of sales ($.3 million), the gain on the remaining assets is recorded as other income ($.2 million).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship to revenue of certain cost, expense and income items. The table and the subsequent discussion should be read in conjunction with the financial statements and the notes thereto:

                                                       Three months ended            Six months ended
                                                       ------------------            ----------------
                                                       Dec. 28,    Dec. 30,        Dec. 28,     Dec. 30,
                                                     ----------- -----------     ----------- ------------
                                                         1996       1995             1996         1995
                                                     ----------- -----------     ----------- ------------
     Revenue                                             100.0%      100.0%          100.0%      100.0%

     Cost and expenses:
        Cost of sales                                     60.5        57.8            62.4        54.6
        Research and development                          13.2        10.2            13.9         9.6
        Selling, general and administrative               15.9        15.4            17.6        16.1
        Non-recurring charge                                 -         9.8               -         5.3
                                                     ----------- -----------     ----------- ------------

        Operating income                                  10.4         6.8             6.1        14.4

     Interest and other (income)                          (1.2)       (1.3)           (1.7)       (1.1)
     Interest expense                                      0.4         0.8             0.4         0.7
     Minority interest                                    (1.8)       (2.1)           (1.9)       (0.9)
     Losses from equity investment                         0.5           -             0.3           -
                                                     ----------- -----------     ----------- ------------
     Income  before income taxes                          12.5         9.4             9.0        15.7
     Income tax expense                                    4.5         3.7             3.2         5.8
                                                     ----------- -----------     ----------- ------------

     Net income                                            8.0%        5.7%            5.8%        9.9%
                                                     =========== ===========     =========== ============

Second Quarter 1997 as Compared to Second Quarter 1996

Consolidated revenue decreased $5.1 million or 15.4% for the second quarter ended December 28, 1996 as compared to the prior year quarter. The decrease in revenue was primarily attributable to the Advanced Technologies product line, Turtle Beach Systems and Ark Logic, partially offset by increases from the FTG product line and diatom product line.

The Company's FTG component revenue increased $4.0 million to $15.5 million for the second quarter of fiscal 1997 as compared to the prior year quarter. Total FTG component revenue contributed 55.3% of consolidated revenue for the second quarter in fiscal 1997 which represented an increase with respect to 34.9% for the prior year quarter as a result of introduction of motherboard chips into the Taiwan market and the declines at Turtle Beach and Ark Logic.

Data Communication component revenue was $2.7 million for the second quarter of fiscal 1997. Data Communications component revenue comprised 9.6% of consolidated revenue for the second quarter of fiscal 1997 with no corresponding revenue in the prior year quarter as a result of the introduction of its 1890 family of phyceiver chips in the third quarter of fiscal 1996.

Advanced Technologies component revenue decreased $3.3 million for the second quarter of fiscal 1997, as compared to the prior year quarter. The decrease represents a decline in custom ASIC components. Advanced Technologies component revenue comprised 20.4% of consolidated revenue for the second quarter of fiscal 1997 versus 27.1% for the prior year quarter.

Revenue from Turtle Beach decreased $5.4 million during the second quarter of fiscal 1997, as compared to the prior year quarter. Only two months of revenue from Turtle Beach Systems, Inc. are included in the consolidated statement of operations as a result of the merger of Turtle Beach with Voyetra Technologies,
Inc. in November.    The Company accounts for its investment in Voyetra under
the equity method of accounting. Turtle Beach contributed 11.9% of consolidated revenue in the second quarter of fiscal 1997, as compared to 26.3% in the prior year quarter.

Ark Logic revenues decreased $3.1 million for the second quarter of fiscal 1997, as compared to the prior year quarter. The decrease largely reflects the delay in the introduction of new video graphics motherboard solutions. Ark Logic contributed 2.8% of consolidated revenue in the second quarter of fiscal 1997, as compared to 11.7% in the prior year quarter.

Foreign revenue (which includes shipments of ICs to offshore subsidiaries of US
multinational companies) was    63.6% of total revenue for the second quarter of
fiscal 1997 and compared to 43.7% of total revenue in the prior year quarter. The percentage increase reflects growth in the Far East.

Cost of sales as a percentage of total revenue was 60.5% for the second quarter of fiscal 1997 as compared to 57.8% in the prior year quarter. The increase in the cost of sales percentage was primarily the result of declining sales prices in the PC component business, price protection at Turtle Beach and declining sales prices at Ark Logic.

Research and development expense increased $.3 million to $3.7 million for the second quarter of fiscal 1997, as compared to the prior year quarter. The increase is primarily attributable to increased investment in new FTGs and applications support for the 1890 chip.

Selling, general and administrative expense decreased $.6 million to $4.5 in the second quarter of fiscal 1997 as compared to the prior year quarter as a result of continued emphasis on tighter fiscal control.

During the second quarter of fiscal 1996, the Company took a one-time charge in connection with the acquisition of the multimedia and communications peripheral products lines of Value Media, Inc. by Turtle Beach and the consolidation of Turtle Beach's operations. The one-time charge, net of minority interest and tax was $2.0 million, or $.17 per share. The major components of these charges were:

  * 1.8 million for severance, fixed asset write-off, buy out of building lease and write-down of inventory in connection with the closing of the York, Pennsylvania facility of Turtle Beach.

  * 1.5 million related to the write-off of in-process research and development projects at Value Media arising from the acquisition.

Six Months Ended December 28, 1996 as compared to Six Months Ended December 30, 1995

Consolidated revenue decreased $11.5 million or 18.8% for the six months ended December 28, 1996 as compared to the prior year period. The decrease in revenues were primarily attributable to the FTG product line, Advanced Technologies product line, Turtle Beach Systems and Ark Logic. The introduction of the 1890 family of phyceiver slightly offset these decreases.

The Company's FTG component revenue decreased $1.1 million to $26.0 million for the six months of fiscal 1997 as compared to the prior year period. The decrease is primarily related to the decline in average selling prices ("ASP") in the beginning of 1997 offset by introduction of motherboard chips to the Taiwan market and overall declines in other product lines. Total FTG component revenue contributed 52.1% of consolidated revenue in fiscal 1997 which represented an increase with respect to 44.1% for the prior year period.

Data Communication component revenue was $4.3 million for the six months of fiscal 1997. Data Communications component revenue comprised 8.7% of consolidated revenue in fiscal 1997 with no corresponding revenue in the prior year period as a result of the introduction of its 1890 family of phyceiver chips in the third quarter of fiscal 1996.

Advanced Technologies component revenue decreased $4.4 million for the six months of fiscal 1997, as compared to the prior year period. The decrease represents a decline in custom ASIC components. Advanced Technologies component revenue comprised 22.9% of consolidated revenue in fiscal 1997 versus 25.8% for the prior year period.

Revenue from Turtle Beach decreased $4.4 million during the six months of fiscal 1997, as compared to the prior year period. Only five months of revenue from Turtle Beach Systems, Inc. are included in the consolidated statements of operation as a result of the merger of Turtle Beach with Voyetra Technologies,
Inc. in November.   The Company accounts for its investment in Voyetra under the
equity method of accounting.   See merger footnote 3 in notes to consolidated
financial statements. Turtle Beach contributed 13.6% of consolidated revenue in fiscal 1997, as compared to 18.2% in the prior year period.

Ark Logic revenues decreased $6.0 million during the six months of fiscal 1997, as compared to the prior year period. The decrease largely reflects the delay in the introduction of new video graphics motherboard solutions. Ark Logic contributed 2.7% of consolidated revenue in fiscal 1997, as compared to 12.0% in the prior year period.

Foreign revenue (which includes shipments of ICs to offshore subsidiaries of US
multinational companies) was    58.1% of total revenue for the six months of
fiscal 1997 and compared to 44.8% of total revenue in the prior year period. The percentage increase reflects growth in the Far East.

Cost of sales as a percentage of total revenue was 62.4% for the six months of fiscal 1997 as compared to 54.6% in the prior year period. The increase in the cost of sales percentage was primarily the result of continued declining sales prices in the PC component business, price protection at Turtle Beach and declining sales prices at Ark Logic.

Research and development expense increased $1.0 million to $6.9 million for the six months of fiscal 1997, as compared to the prior year period. Research and development spending continues increased because of acceleration placed on FTGs programs and applications support to the 1890 chip.

Selling, general and administrative expense decreased $1.1 million to $8.8 for the six months of fiscal 1997 as compared to the prior year period as a result of continued emphasis on tighter fiscal control.

During the second quarter of fiscal 1996, the Company took a one-time charge in connection with the acquisition of the multimedia and communications peripheral products lines of Value Media, Inc. by Turtle Beach and the consolidation of Turtle Beach's operations. The one-time charge, net of minority interest and tax was $2.0 million, or $.17 per share. The major components of these charges were:

  * 1.8 million for severance, fixed asset write-off, buy out of building lease and write-down of inventory in connection with the closing of the York, Pennsylvania facility of Turtle Beach.

  * 1.5 million related to the write-off of in-process research and development projects at Value Media arising from the acquisition.

Income Taxes

The Company's effective income tax rate was 35.8% for the six months ended December 28, 1996 compared to 39.6% in the prior year period. The decrease in the tax rate is primarily attributable to the sale of the Company's battery charge controller business in the second quarter of fiscal 1997, which was treated as a tax-free transaction. In the prior year period, a valuation allowance was created to fully reserve against Turtle Beach's deferred tax asset.


Industry Factors

The Company continues to experience pricing pressures and increased competition in its more mature products. The Company's strategy has been to develop new products and introduce them ahead of the competition in order to have them selected for design into products of leading OEMs. The Company's newer components, which include advanced motherboard FTG components and timing and communication components, are examples of this strategy. However, there can be no assurance that the Company will continue to be successful in these efforts or that further competitive pressures would not have a material impact on revenue growth or profitability.

The Company's backlog as of December 28, 1996 was $27.8 as compared to $30.0 million in the prior year period. The Company includes in its backlog customer released orders which may be canceled generally with 60 days advance notice without significant penalty to the customers. Accordingly, the Company believes that its backlog, at any time, should not be used as a measure of future revenues.

The semiconductor and personal computer industry, in which the Company participates, is generally characterized by rapid technological change, intense competitive pressure, and, as a result, product price erosion. The Company's operating results can be impacted significantly by the introduction of new products, new manufacturing technologies, rapid changes in the demand for products, decreases in the average selling price over the life of a product and the Company's dependence on third-party wafer suppliers. The Company's operating results are subject to quarterly fluctuations as a result of a number of factors, including competitive pressures on selling prices, availability of wafer supply, fluctuation in yields, changes in the mix of products sold, the timing and success of new product introductions and the scheduling of orders by customers. The Company believes that its future quarterly operating results may also fluctuate as a result of Company-specific factors, including pricing pressures on its more mature FTG components as well as the competitive pressure and lower gross margins for its multimedia products, continuing demand for its custom ASIC products and acceptance of the Company's newly introduced ICs and board level, and market acceptance of its customers' products. Due to the effect of these factors on future operations, past performance may be a limited indicator in assessing potential future performance.

LIQUIDITY AND CAPITAL RESOURCES


At December 28, 1996, the Company's principal sources of liquidity included cash and cash equivalents of $28.4 million as compared to $30.5 million at June 29,1996. Net cash provided operating activities was $7.1 million for the six months of fiscal 1997, as compared to $9.0 million in prior year period. This decrease represents reduced operating results offset by improved inventory turns and accounts receivable collections.

Net cash used by investing activities was $4.6 million for the six months of fiscal 1997, as compared to net cash provided by investing activities of $4.3 million in the prior year period. Expenditures for property and equipment were comparable in both periods. In connection with a purchase commitment agreement with a wafer supplier (see footnote 5 of the notes to consolidated financial statements), the Company increased their deposit by $3.0 million, this was slightly offset by refunds of the deposit with another wafer supplier. Purchases of marketable securities was $.5 million for the current period as compared to sales of marketable securities of $5.8 million in the prior year period. The Company's approach to asset and liability management requires flexibility and therefore, majority of investments are now in short term instruments.

The Company did not draw on its $20.0 million revolving line of credit during the first six months of fiscal 1997. The Company repaid the $2.3 million from the advances on the facility in fiscal 1996. The Company repurchased 384,000 of its outstanding shares valued at $4.0 million, using the cost method. Through exercise of stock options by various employees, equity capital increased $1.8 million in fiscal 1997, as compared to $2.0 million in the prior year period.

On November 29, 1996, the Company signed an Agreement and Plan of Merger, (the "Merger Agreement") to sell its approximately 87% interest in Turtle Beach Systems, Inc. ("Turtle Beach") to Voyetra Technologies Inc. ("Voyetra"), in exchange for an approximately 35% equity interest in Voyetra. Voyetra is a supplier of music and audio software. There was no gain or loss was recorded on this transaction. The Company's proportionate share of underlying equity in Voyetra is approximately $3.5 million. The excess of the Company's carrying value over their proportionate share of underlying equity of approximately $4.3 million will be amortized as goodwill.. The Company accounts for its investment in Voyetra under the equity method of accounting. For the one month ended December 28, 1996, the Company's share of losses from Voyetra was $146,000. In connection with the merger, the Company also entered into a Revolving Credit Agreement and Note (the "Credit Agreement") with Voyetra, pursuant to which the Company has agreed to make loans to Voyetra aggregating $3.5 million The Credit Agreement is subject to certain covenants , including maintenance of certain financial items. As of December 28, 1996, Voyetra has not made any draws on the line, the line of credit available for future borrowings was $3.5 million. Advances under the Credit Agreement bear interest at 9.0% annually. The expiration of the Credit Agreement is December 31, 1997, subject to extension under certain circumstances.

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

UPDATE ON IMPACT OF ONE-TIME CHARGES TAKEN IN FY1996 AND FY1995


In connection with the fiscal 1995 charge, the Company has paid approximately $100,000 in consulting payments through the six months ended December 28, 1996, with the balance of approximately $100,000 remaining.

In connection with the fiscal 1996 charge, the Company has paid approximately $48,000 for the York facility lease through the six months ended December 28, 1996.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 25, 1996, at the Company's annual meeting, the stockholders approved a proposal to amend the Company's 1992 Stock Option Plan (the "1992 Plan") to increase the number of shares of the Company's common stock, no par value, authorized for the grant of options under the 1992 Plan by an additional 300,000 shares, for an aggregate of 3,600,000 shares. At the meeting, 7,894,028 votes (representing 77% of the shares outstanding) were cast in favor of the proposal, with 2,182,823 votes against and 75,987 abstentions. In addition, all of the nominees for election as director were elected.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
     (a)  Exhibits

               Exhibit
               Number               Description
               ------               -----------
               11 Computation of Net Income Per Share for the three and six months ended December 28, 1996 and December 30, 1995.


               27        Financial Data Schedule



     (b)  Reports on Form 8-K:


          A report Form 8-K, dated November 29, 1996, was filed to report the merger of Turtle Beach Systems, Inc. and Voyetra Technologies, Inc. under Item 2 of the form and the financial information required pursuant to Item 7 of the form. Pursuant to Item 7 (b) of the form, the Company filed unaudited pro forma condensed consolidated statements of operations for the year ended June 29, 1996 and the three month period ended September 28, 1996. Pursuant to Item 7 (c) of the form, the Company filed as an exhibit to the form, the Agreement and Plan of Merger and the Revolving Credit Agreement and Note, dated November 29, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  February 11, 1997            INTEGRATED CIRCUIT SYSTEMS, INC.


                              By:  /S/ Henry Boreen
                                 ------------------
                              Henry Boreen
                              President and Chief Executive Officer


Date:  February 11, 1997
                              By:  /S/ Hock E. Tan
                                 -----------------
                              Hock E. Tan
                              Senior Vice President and CFO
                              (principal financial & accounting officer)

18