Form 10-Q
period 1997-03-29
INTEGRATED CIRCUIT SYSTEMS INC
filed 1997-05-13
CIK 874689

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              ------------------


                                   Form 10-Q

                              ------------------



(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934

For the Quarter ended March 29, 1997

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934


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

                       --------------------------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                             Yes  X     No
                                -----
As of May 9, 1997, there were outstanding 11,898,158 shares of the Registrant's Common Stock, no par value.


================================================================================

                       INTEGRATED CIRCUIT SYSTEMS, INC.
                       --------------------------------
                                     INDEX
                                     -----

                                                                  Page
                                                                 ------
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets:
         March 29, 1997 and June 29, 1996                          3

         Consolidated Statements of Operations:
         Three and Nine Months Ended March 29, 1997
         and March 30, 1996                                        4

         Consolidated Statements of Cash Flows:
         Nine Months Ended March 29, 1997 and
         March 30, 1996                                            5

         Notes to Consolidated Financial Statements                7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                      10


OTHER INFORMATION

Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION
Item  1. Consolidated Financial Statements

INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARY COMPANIES
             Consolidated Balance Sheets
             ($ and shares in thousands)

                                                                                       March 29,                    June 29,
                                                                                          1997                        1996
                                                                                   ------------------           -----------------
                                                                                       (Unaudited)
         ASSETS

         Current Assets:
            Cash and cash equivalents                                                 $    17,725                $    27,376
            Marketable securities - current                                                    24                         24
            Accounts receivable, net                                                       17,081                     13,705
            Inventory, net                                                                 13,267                     16,237
            Other current assets                                                            4,709                      5,451
                                                                                      -----------                -----------
               Total current assets                                                        52,806                     62,793
                                                                                      -----------                -----------

         Property and equipment, net                                                       13,573                     14,135
         Deposits on purchase contracts                                                    10,042                      5,575
         Goodwill                                                                           5,745                      1,495
         Equity investment and advances                                                     3,305                          -
         Net assets of discontinued operations                                                118                      3,294
         Other assets                                                                         125                        278
                                                                                      -----------                -----------
               Total assets                                                           $    85,714                $    87,570
                                                                                      ===========                ===========
         LIABILITIES AND SHAREHOLDERS' EQUITY

         Current Liabilities:
            Note payable to bank                                                      $     2,650                $     2,315
            Current portion of long term debt                                                 195                        117
            Accounts payable                                                                9,258                      9,649
            Income tax payable                                                              2,037                          -
            Accrued expenses and other current liabilities                                  2,879                      2,689
                                                                                      -----------                -----------
               Total current liabilities                                                   17,019                     14,770
                                                                                      -----------                -----------
         Long-term debt, less current portion                                               1,541                      1,631
         Deferred income taxes                                                              1,296                        788
                                                                                      -----------                -----------
               Total liabilities                                                           19,856                     17,189
                                                                                      -----------                -----------
         Minority interest                                                                      -                      1,217

         Shareholders' Equity:
            Preferred stock, authorized 5,000 shares, none issued Common stock, no par value, authorized 50,000 shares;
               issued and outstanding 11,835 and 11,389 shares as of
               March 29, 1997 and June 29, 1996, respectively                              40,572                     32,674
            Retained earnings                                                              28,564                     36,950
            Less: treasury stock, at cost (286 and 35 shares as of
               March 29, 1997 and June 29, 1996, respectively)                            (3,278)                      (460)
                                                                                      -----------                -----------
               Total shareholders' equity                                                  65,858                     69,164
                                                                                      -----------                -----------
               Total liabilities and shareholders' equity                             $    85,714                $    87,570
                                                                                      ===========                ===========

      See accompanying notes to consolidated financial statements.

           INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARY COMPANIES
                     Consolidated Statements of Operations
            ($ and shares in thousands, except for per share data)
                                  (Unaudited)


                                                       Three months ended                    Nine Months ended
                                                   March 29,       March 30,           March 29,           March 30,
                                                     1997            1996                1997                1996
                                                -------------     ------------       -----------          -----------
Revenues:                                       $      25,120      $    15,382        $   73,946           $   70,320
Cost and expenses:
   Cost of sales                                       13,503           11,891            43,458               40,443
   Research and development                             3,500            2,495             9,566                7,824
   Selling, general and administrative                  3,145            4,744            11,280               14,021
   Other charges:
       Facility closing                                     -                -                 -                1,757
       Write off of in-process research and
          development costs                            11,196                -            11,196                1,500
                                               --------------       ----------        ----------           ----------
      Operating income (loss)                         (6,224)          (3,748)           (1,554)                4,775
                                               --------------       ----------        ----------           ----------
Interest and other (income)                             (405)            (346)           (1,090)                (888)
Interest expense                                            8               42                44                  371
Minority interest                                           -             (98)             (154)                (851)
Loss from equity investment                               317                -               463                    -
                                               --------------       ----------        ----------           ----------
      Income (loss) before income taxes and
          discontinued operations                     (6,144)          (3,346)             (817)                6,143
Income taxes                                            1,835          (1,620)             3,428                1,937
                                               --------------       ----------        ----------           ----------
      Income (loss) from continuing operations        (7,979)          (1,726)           (4,245)                4,206

Discontinued operations:
     Loss from  operations                            (1,335)            (360)           (2,194)                (237)
     Loss on disposal                                 (1,511)                -           (1,511)                    -
                                               --------------       ----------        ----------           ----------
     Loss from discontinued operations                (2,846)            (360)           (3,705)                (237)
                                               --------------       ----------        ----------           ----------
         Net income (loss)                     $     (10,825)       $  (2,086)        $  (7,950)           $    3,969
                                               ==============       ==========        ==========           ==========


Earnings (loss) per common shares:
     Income (loss) from continuing operations  $       (0.68)       $   (0.15)        $   (0.37)           $     0.36
     Loss from discontinued operations                 (0.24)           (0.03)            (0.33)               (0.02)
                                               --------------       ----------        ----------           ----------
Net income (loss) per common share             $       (0.92)       $   (0.18)        $   (0.70)           $     0.34
                                               ==============       ==========        ==========           ==========
Common and common equivalent shares                    11,771           11,317            11,324               11,586


         See accompanying notes to consolidated financial statements.

INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARY COMPANIES
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                     Nine months ended,
                                                                               Mar. 29,              Mar. 30,
                                                                                 1997                  1996
                                                                             ------------          -----------
Cash flows from operating activities:
    Net income (loss)                                                        $    (7,950)          $     3,969
    Adjustments to reconcile net income (loss)  to net
      cash provided by  operating activities:
      Other charge                                                                 11,196                2,715
      Depreciation and amortization                                                 2,606                2,159
      Minority interest                                                             (154)                (851)
      Loss from discontinued operations                                             3,705                   94
      (Gain) loss on disposition of assets                                          (352)                   32
      Deferred income taxes                                                           683                (369)
      Loss from equity investments                                                    463                    -
      Non-cash compensation                                                            84                    -
      Accounts receivable                                                         (5,367)                3,608
      Advance to equity investment                                                    167                    -
      Inventory                                                                       277              (4,951)
      Other assets, net                                                             (433)                   81
      Accounts payable, accrued expenses and other current liabilities              (360)                (848)
      Income taxes                                                                    262                  242
                                                                             ------------          -----------
         Net cash provided by operating activities                                  4,827                5,881
                                                                             ------------          -----------
Cash flows from investing activities:
   Capital expenditures                                                           (1,913)              (2,450)
   Sales, maturities (purchases) of marketable securities                               -                7,846
   Increase in net deposits on purchase contracts                                 (4,466)              (1,302)
   Acquisitions, net of cash acquired                                             (5,879)                (986)
   Other                                                                             (82)                  112
                                                                             ------------          -----------
         Net cash provided by  (used in) investing activities                    (12,340)                3,220
                                                                             ------------          -----------
Cash flows from financing activities:
   Net borrowings under line of credit agreement                                      335                4,648
   Repayments of long-term debt                                                      (93)              (1,957)
   Repurchase of common stock                                                    (10,466)                    -
   Exercise of stock options                                                        6,995                2,043
   Tax benefit of stock option exercises                                            1,091                  426
                                                                             ------------          -----------
         Net cash provided by (used in) financing activities                      (2,138)                5,160
                                                                             ------------          -----------
Net increase (decrease)  in cash and cash equivalents                             (9,651)               14,261
Cash and cash equivalents:
   Beginning of period                                                             27,376                6,646
                                                                             ------------          -----------
   End of period                                                             $     17,725          $    20,907
                                                                             ============          ===========

         See accompanying notes to consolidated financial statements.

           INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARY COMPANIES Consolidated Statements of Cash Flows (Cont'd)
           (Unaudited)



     Supplemental disclosures of cash flow information:
       Cash payments during the period for:
        Interest                                                              $         43           $       234
                                                                             =============          ============
        Income taxes                                                          $      1,310           $     1,387
                                                                             =============          ============
     Supplemental disclosures of non-cash investing activities:
        Issuance of common stock - acquisition of  MicroClock                 $      8,000           $         -
                                                                             =============          ============
        Issuance of Turtle Beach common stock - acquisition
           of Value Media                                                     $          -           $     2,673
                                                                             =============          ============
        See footnote 3 and 9 for non-cash financing activities




         See accompanying notes to consolidated financial statements.

            INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARY COMPANIES

                   Notes to Consolidated Financial Statements


(1)    INTERIM ACCOUNTING POLICY
The accompanying financial statements have not been audited. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at March 29, 1997 and results of operations and cash flows for the interim periods presented. Certain items have been restated to conform to current period presentation.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended June 29, 1996. Results of operations for period ended March 29, 1997 are not necessarily indicative of results to be expected for the full year.



(2)    CONSOLIDATION POLICY

The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries (wholly and majority-owned), after elimination of all significant intercompany accounts and transactions.

(3)    ACQUISITION/MERGER

On February 28, 1997, the Company acquired all the capital stock of MicroClock, Inc. ("MicroClock"), a leading producer of clock synthesizer integrated circuits for multimedia applications, for approximately $16.4 million to be paid in the form of approximately $6.4 million in cash and 608,504 shares of ICS common stock. The Company's shares exchanged in the transaction are restricted for one year and therefore, have been valued at $8.0 million for purposes of purchase accounting. The acquisition was accounted for under the purchase method of accounting and resulted in a charge of $11.2 million related to the write-off of in process research & development costs and the recording of goodwill of $1.7 million, which will be amortized over the next 7 years. Revenues of MicroClock were not significant to the Company's consolidated statement of operations for the three and nine month periods ended March 29, 1997.

  On November 29, 1996, the Company signed an Agreement and Plan of Merger, (the "Merger Agreement") to sell its approximately 87% interest in Turtle Beach Systems, Inc. ("Turtle Beach") to Voyetra Technologies Inc. ("Voyetra"), in exchange for an approximately 35% equity interest in Voyetra. Voyetra is a supplier of music and audio software. No gain or loss was recorded on this transaction. The Company's proportionate share of underlying equity in Voyetra is approximately $3.5 million. The excess of the Company's carrying value over their proportionate share of underlying equity of approximately $4.3 million will be amortized as goodwill over 7 years. The Company accounts for its investment in Voyetra under the equity method of accounting. In connection with the merger, the Company also entered into a Revolving Credit Agreement and Note (the "Credit Agreement") with Voyetra, pursuant to which the Company has agreed to make loans to Voyetra up to an aggregate of $3.5 million. See Related Party footnote (9).

(4)    DISCONTINUED OPERATIONS


During the quarter ended March 29, 1997, the Company made a strategic decision, with approval by the Board of Directors, to dispose of its majority interest in their subsidiary, Ark Logic, either by sale or abandonment within a 12 month period. As such, the Company has presented Ark Logic as discontinued operations and all prior periods have been restated to reflect this presentation. The carrying value of the investment of approximately $1.0 million and direct costs of $0.5 million for severance and shut down costs are recorded under discontinued operations as "Loss on disposal" in the statement of operations. The Company has reserved $1.3 million for its share of losses through the disposal date in discontinued operations as "Loss from operations". Revenues from Ark Logic for the three and nine month periods ending March 29, 1997 were $0.3 million and $1.6 million, respectively.

           INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARY COMPANIES

                  Notes to Consolidated Financial Statements


(5) INVENTORY

Inventory is valued at the lower of standard cost which approximates actual cost (FIFO basis), or market.

The components of inventories are as follows (in thousands):

                                                                               March 29,              June 29,
                                                                                 1997                  1996
                                                                          ------------------    -------------------
                  Work-in-process                                              $       1,825         $        4,430
                  Finished parts                                                      13,495                 13,808
                  Less:  Obsolescence reserve                                         (2,053)                (2,001)
                                                                          ------------------    -------------------
                                                                               $      13,267         $       16,237
                                                                          ==================    ===================

(6)     LINE OF CREDIT

During the third quarter of fiscal 1997, the Company drew down $2.7 million from its revolving/term loan credit facility with a commercial bank. The Company was in compliance with all covenants as of March 29, 1997.


(7)     PURCHASE COMMITMENTS

Pursuant to the Company's purchase commitment agreement with Chartered Semiconductor Manufacturing PTE, Ltd. ("CSM"), in November 1996 and March 1997, the Company deposited a total of $6.0. The remaining $2.0 million due under the agreement will be paid by the end of the first quarter of fiscal 1998.


(8)     COMMON STOCK

In November, the Board of Directors authorized the repurchase of up to 1.0 million shares of the Company's common stock over the next twelve months. The timing and amount of shares repurchased will be determined at the discretion of the Company's management. The Company has repurchased 542,000 shares valued at $7.6 million, using the cost method since December 1, 1996.


(9)     RELATED PARTY

In the second quarter fiscal 1997, the Company entered into a Revolving Credit Agreement and Note (the "Credit Agreement") with Voyetra under which the Company extends a line of credit up to $3.5 million, subject to Voyetra satisfying certain financial covenants. As of March 29, 1997, $.5 million was outstanding under this agreement. Advances under the Credit Agreement bear interest at 9.0% annually. The Credit Agreement will expire as of December 31, 1997, subject to extension under certain circumstances.

           INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARY COMPANIES

                  Notes to Consolidated Financial Statements



(9)     RELATED PARTY (CONT'D)

On September 25, 1996, the Company sold its battery charge controller business to Edward H. Arnold, a former director and former CEO of the Company. Although the Company had been involved in the battery charge business since 1991, it was not considered a core business and the associated products did not materially contribute to the Company's revenue. In making this sale the Company determined that further investment in such business was not consistent with the strategic direction of the Company. Under the terms of such tax-free sale, Mr. Arnold acquired all outstanding shares of the Company's wholly-owned subsidiary which owned the intellectual property rights and working capital assets of this business in exchange for 68,387 shares of the Company's common stock as valued at $11.537 per share ( the average closing price for 10 days prior to the sale). The sale price of $.8 million was based upon a valuation made by a reputable independent appraiser and involved a premium over such valuation. In addition, the Company will receive a royalty of 2% of the gross revenue received for all sales during the three year period after September 25, 1996, of the products comprising the business, as consideration for a license to the subsidiary of a trademark associated with such products. The Company has recorded the gain in the statement of operations as follows: the battery charge controller inventory sold is recorded as revenue ($.6 million) with its corresponding costs in cost of sales ($.3 million), the gain on the remaining assets is recorded as other income ($.2 million).

(10)    SUBSEQUENT EVENTS

On May 1, 1997, the Company announced that it will jointly develop with International Business Machines Corporation ("IBM"), a new generation of integrated circuits designed for Fast Ethernet networking systems. The pact provides for the Company to license its Ethernet 100Base-TX PHY technology to IBM, which will in turn license its 10/100 MAC and 32-bit PCI technology to the Company. The Company and IBM will jointly develop a single chip Fast Ethernet integrated 10/100 MAC/PHY; however, the companies can build and sell chips separately. In addition, the Company will share in certain development costs as the parties may agree to be appropriate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

On November 29, 1996, the Company signed an Agreement and Plan of Merger, (the "Merger Agreement") to sell its approximately 87% interest in Turtle Beach Systems, Inc. ("Turtle Beach") to Voyetra Technologies Inc. ("Voyetra"), in exchange for an approximately 35% equity interest in Voyetra. Commencing with the date of the Merger Agreement, the Company accounts for its investment in Voyetra under the equity method of accounting.

On February 28, 1997, the Company acquired all the capital stock of MicroClock, Inc. ("MicroClock"), a leading producer of clock synthesizer integrated circuits for multimedia applications. The acquisition was accounted for under the purchase method of accounting and resulted in a one-time charge of $11.2 million related to the write-off of in process research and development costs and the recording of goodwill of $1.7 million, which will be amortized over the next 7 years. The results of MicroClock have been included with the Company's since the date of acquisition.

The following table sets forth, for the periods indicated, the percentage relationship to revenue of certain cost, expense and income items. The table and the subsequent discussion should be read in conjunction with the financial statements and the notes thereto:

                                                                       Three months ended                 Nine months ended
                                                                       ------------------                 -----------------
                                                                   Mar. 29,          Mar. 30,         Mar. 29,         Mar. 30,
                                                                 ------------      ------------     ------------    -------------
                                                                    1997              1996             1997             1996
                                                                 ------------      ------------     ------------    -------------
      Revenue                                                          100.0%            100.0%           100.0%           100.0%

      Cost and expenses:
         Cost of sales                                                   53.8              77.3             58.8             57.5
         Research and development                                        13.9              16.2             12.9             11.1
         Selling, general and administrative                             12.5              30.8             15.3             19.8
         Other charges:
             Facility closing                                                                                                 2.5
             Write-off of in-process research and
              development costs                                          44.6                 -             15.1              2.1
                                                                 ------------      ------------     ------------    -------------

             Operating income (loss)                                    (24.8)            (24.3)            (2.1)             6.8

      Interest and other (income)                                        (1.6)             (2.2)            (1.5)            (1.2)
      Interest expense                                                      -               0.3                -              0.5
      Minority interest                                                     -              (0.6)            (0.1)            (1.2)
      Loss from equity investment                                         1.3                 -              0.6                -
                                                                 ------------      ------------     ------------    -------------
             Income (loss) before income taxes and
              discontinued  operations                                  (24.5)            (21.8)            (1.1)             8.7

      Income taxes                                                        7.3             (10.5)             4.6              2.8
                                                                 ------------      ------------     ------------    -------------
             Income (loss) from continuing operations                   (31.8)            (11.3)            (5.7)             5.9

      Discontinued operations:
         Loss from operations                                            (5.3)             (2.3)            (3.0)            (0.3)
         Loss on disposal                                                (6.0)                -             (2.0)               -
                                                                 ------------      ------------     ------------    -------------
         Loss from discontinued operations                              (11.3)             (2.3)            (5.0)            (0.3)
                                                                 ------------      ------------     ------------    -------------
      Net income (loss)                                               (43.1)%           (13.6)%          (10.7)%             5.6%
                                                                 ============      ============     ============    =============

Third Quarter 1997 as Compared to Third Quarter 1996

Despite the de-consolidation of Turtle Beach in the period, consolidated revenue increased $9.7 million or 63.3% for the third quarter ended March 29, 1997 as compared to the prior year quarter. The increase in revenue was primarily attributable to the FTG and DataComm product lines, slightly offset by Turtle Beach.

The Company's FTG component revenue increased $7.8 million to $13.6 million for the third quarter of fiscal 1997 as compared to the prior year quarter reflecting significant market share gains. Total FTG component revenue contributed 54.3% of consolidated revenue for the third quarter in fiscal 1997 as compared to 37.8% for the prior year quarter.

Data Communication component revenue was $4.9 million for the third quarter of fiscal 1997. Data Communications component revenue comprised 19.5% of consolidated revenue for the third quarter of fiscal 1997 compared to little corresponding revenue in the prior year quarter as a result of strong shipments of the ICS1890 10/100 MB phyceiver chip.

Advanced Technologies component revenue increased $1.3 million for the third quarter of fiscal 1997, as compared to the prior year quarter. The increase represents an increase in the high performance products. Advanced Technologies component revenue comprised 26.2% of consolidated revenue for the third quarter of fiscal 1997 versus 34.4% for the prior year quarter primarily the result of the deconsolidation of Turtle Beach and Ark Logic.

The revenues of Turtle Beach were de-consolidated during the third quarter of fiscal 1997, as a result of the merger of Turtle Beach and Voyetra, as compared to $4.2 million in the prior year quarter.

Foreign revenue (which includes shipments of ICs to offshore subsidiaries of US multinational companies) was 61.4% of total revenue for the third quarter of fiscal 1997 compared to 54.4% of total revenue in the prior year quarter. The percentage increase reflects growth in the Far East.

Cost of sales as a percentage of total revenue was 53.8% for the third quarter of fiscal 1997 as compared to 77.3% in the prior year quarter. The decrease in the cost of sales percentage was primarily the result of an inventory adjustment in the third quarter of fiscal 1996 and the impact of the Turtle Beach transaction.

Research and development expense increased $1.0 million to $3.5 million for the third quarter of fiscal 1997, as compared to the prior year quarter. The increase is primarily attributable to increased product development programs in FTGs and Data Communications.

Selling, general and administrative expense decreased $1.6 million to $3.1 in the third quarter of fiscal 1997 as compared to the prior year quarter as a resulting from continued efforts in cost reductions and the Turtle Beach transaction.

During the third quarter of fiscal 1997, the Company recorded a charge to earnings of approximately $11.2 million related to write-off of in process product research & development costs as a result of the Company's acquisition of MicroClock (See footnote 3 of the financial statements).

Nine Months Ended March 29, 1997 as compared to Nine Months Ended March 30, 1996

Consolidated revenue increased $3.6 million or 5.2% for the nine months ended March 29, 1997 as compared to the prior year period. The increase in revenues were primarily attributable to the FTG product line and the Data Communication product line, slightly offset by decreases in the Advance Technologies product line and the deconsolidation of Turtle Beach.

The Company's FTG component revenue increased $6.8 million to $39.6 million for the nine months of fiscal 1997 as compared to the prior year period. The increase is primarily related to the introduction of motherboard chips to the Taiwanese market and the acquisition of MicroClock. Total FTG component revenue contributed 53.6% of consolidated revenue in fiscal 1997 as compared to 46.8% for the prior year period.

Data Communication component revenue was $9.2 million for the nine months of fiscal 1997. Data Communications component revenue comprised 12.5% of consolidated revenue in fiscal 1997 with very little corresponding revenue in the prior year period as a result of the introduction of its 1890 family of phyceiver chips in late third quarter of fiscal 1996.

Advanced Technologies component revenue decreased $3.7 million for the nine months of fiscal 1997, as compared to the prior year period. The decrease represents a decline in custom ASIC components. Advanced Technologies component revenue comprised 24.7% of consolidated revenue in fiscal 1997 versus 31.3% for the prior year period.

As the result of the merger of Turtle Beach and Voyetra, revenue from Turtle Beach decreased $8.6 million to $6.8 million in fiscal 1997.

Foreign revenue (which includes shipments of ICs to offshore subsidiaries of US multinational companies) was 59.3% of total revenue for the nine months of fiscal 1997 and compared to 45.9% of total revenue in the prior year period. The percentage increase reflects growth in the Far East.

Cost of sales as a percentage of total revenue was 58.8% for the nine months of fiscal 1997 which was comparable to 57.5% in the prior year period. This increase represents a change in product mix, including the impact of the Turtle Beach transaction.

Research and development expense increased $1.7 million to $9.6 million for the nine months of fiscal 1997, as compared to the prior year period. Research and development spending continues to increase because of acceleration placed on FTGs programs and application support to the 1890 chip.

Selling, general and administrative expense decreased $2.7 million to $11.3 for the nine months of fiscal 1997 as compared to the prior year period as a result of continued emphasis on tighter fiscal control and the current year only including five months of Turtle Beach operations in this line item.

During the third quarter of fiscal 1997, the Company took a charge in connection with the acquisition of MicroClock of $11.2 million related to the write-off of in process product research and development costs.

During the second quarter of fiscal 1996, the Company took a charge in connection with the acquisition of the multimedia and communications peripheral products lines of Value Media, Inc. by Turtle Beach and the consolidation of Turtle Beach's operations. The charge, net of minority interest and tax was $2.0 million, or $.17 per share. The major components of these charges were:

     * 1.8 million for severance, fixed asset write-off, buy out of building lease and write-down of inventory in connection with the closing of the York, Pennsylvania facility of Turtle Beach.

     * 1.5 million related to the write-off of in-process research and development projects at Value Media arising from the acquisition.

Income Taxes

The income tax expense was $3.4 million for the nine months ended March 29, 1997 compared to $1.9 million in the prior year period. The write-off of in process research & development in fiscal 1997 was not tax deductible, therefore, the tax rate, excluding this charge was 33.0% as compared to 31.5% in the prior year period.

Backlog

The Company's backlog as of March 29, 1997 was $34.4 as compared to $23.2 million in the prior year period. The Company includes in its backlog customer released orders which may be canceled generally with 60 days advance notice without significant penalty to the customers. Accordingly, the Company believes that its backlog, at any time, should not be used as a measure of future revenues.

Industry and Other Risk Factors

The Company continues to experience pricing pressures and increased competition in its more mature products. The Company's strategy has been to develop new products and introduce them ahead of the competition in order to have them selected for design into products of leading OEMs. The Company's newer components, which include advanced motherboard FTG components and timing and communication components are examples of this strategy. However, there can be no assurance that the Company will continue to be successful in these efforts or that further competitive pressures would not have a material impact on revenue growth or profitability.

In addition, the semiconductor and personal computer industry, in which the Company participates, is generally characterized by rapid technological change, intense competitive pressure, and, as a result, product price erosion. The Company's operating results can be impacted significantly by the introduction of new products, new manufacturing technologies, rapid changes in the demand for products, decreases in the average selling price over the life of a product and the Company's dependence on third-party wafer suppliers. The Company's operating results are subject to quarterly fluctuations as a result of a number of factors, including competitive pressures on selling prices, availability of wafer supply, fluctuation in yields, changes in the mix of products sold, the timing and success of new product introductions and the scheduling of orders by customers. The Company believes that its future quarterly operating results may also fluctuate as a result of Company-specific factors, including pricing pressures on its more mature FTG components as well as the competitive pressure and lower gross margins for its multimedia products, continuing demand for its custom ASIC products and acceptance of the Company's newly introduced ICs and board level products and market acceptance of its customers' products. Due to the effect of these factors on future operations, past performance may be a limited indicator in assessing potential future performance.

Liquidity and Capital Resources

At March 29, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $17.7 million as compared to $27.4 million at June 29,1996. Net cash provided operating activities was $4.8 million for the nine months of fiscal 1997, as compared to $5.9 million in prior year period. This decline represents increases in accounts receivable as result of revenue gains, partially offset by quicker inventory turns.

Net cash used by investing activities was $12.3 million for the nine months of fiscal 1997, as compared to net cash provided by investing activities of $3.2 million in the prior year period. Expenditures for property and equipment were comparable in both periods. In connection with a purchase commitment agreement with a wafer supplier (see footnote 5 of the notes to consolidated financial statements), the Company increased its deposit by $6.0 million, this was slightly offset by refunds of a previous deposit with another wafer supplier. The Company's approach to asset and liability management requires flexibility and therefore, majority of investments are now in short term instruments and therefore, there were no purchases or sales of long term investments as compared to prior year period. The Company acquired MicroClock in the third quarter of fiscal 1997.

On February 28, 1997, the Company acquired the entire capital stock of MicroClock, Inc. ("MicroClock"), a leading producer of clock synthesizer integrated circuits for multimedia applications, for approximately $16.4 million to be paid in the form of approximately $6.4 million in cash and 608,504 shares of ICS common stock. The Company's shares exchanged in the transaction are restricted for one year and therefore, have been valued at $8.0 million for purposes of purchase accounting. The acquisition was accounted for under the purchase method of accounting and resulted in a charge of $11.2 million related to the write-off of in process research & development costs and the recording of goodwill of $1.7 million, which will be amortized over the next 7 years. Revenues of MicroClock were not significant to the Company's consolidated statement of operations for the three and nine month periods ended March 29, 1997.

On November 29, 1996, the Company signed an Agreement and Plan of Merger, (the "Merger Agreement") to sell its approximately 87% interest in Turtle Beach Systems, Inc. ("Turtle Beach") to Voyetra Technologies Inc. ("Voyetra"), in exchange for an approximately 35% equity interest in Voyetra. Voyetra is a supplier of music and audio software. There was no gain or loss was recorded on this transaction. The Company's proportionate share of underlying equity in Voyetra is approximately $3.5 million. The excess of the Company's carrying value over their proportionate share of underlying equity of approximately $4.3 million will be amortized as goodwill. The Company accounts for its investment in Voyetra under the equity method of accounting. For the one month ended March 29, 1997, the Company's share of losses from Voyetra was $463,000. In connection with the merger, the Company also entered into a Revolving Credit Agreement and Note (the "Credit Agreement") with Voyetra, pursuant to which the Company has agreed to make loans to Voyetra aggregating $3.5 million. As of March 29, 1997, $.5 million was outstanding under this agreement. The Credit Agreement is subject to certain covenants, including maintenance of certain financial items. Advances under the Credit Agreement bear interest at 9.0% annually. The expiration of the Credit Agreement is December 31, 1997, subject to extension under certain circumstances.

The Company borrowed a net $0.3 on its $20.0 million revolving line of credit during the first nine months of fiscal 1997. Stock repurchased, net of stock options exercised, was $2.4 million in 1997 versus $2.5 million generated from stock option exercised in the prior year.

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

Update On Impact of Other Charges Taken in FY1996 and FY1995

In connection with the fiscal 1995 charge, the Company has paid approximately $150,000 in consulting payments through the six months ended March 29, 1997, with the balance of approximately $50,000 remaining.

As a result of the Turtle Beach and Voyetra merger, the accrued liability for the York facility lease was assumed by Voyetra.

           PART II.  OTHER INFORMATION

           Item 6.   Exhibits and Reports on Form 8-K

           (a)       Exhibits

                               Exhibit
                               Number                                   Description
                               ------                                   -----------
                               11                             Computation of Net Income Per Share for the three and nine months ended March 29, 1997 and March 30, 1996.


                               27                             Financial Data Schedule

           (b)       Reports on Form 8-K:


                     A report Form 8-K, dated February 28, 1997, was filed to report the acquisition of MicroClock, Inc. under Item 2 of Form 8-K. Pursuant to Item 7 (c) of Form 8-K, the Company filed as an exhibit, the Agreement and Plan of Merger dated February 28, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:           May 13, 1997                   INTEGRATED CIRCUIT SYSTEMS, INC.



                                          By:  /s/ Dr. Stavro Prodromou
                                               ------------------------

                                          Dr. Stavro Prodromou
                                          President and Chief Executive Officer




Date:           May 13, 1997
                                          By:  /s/ Hock E. Tan
                                               ---------------
                                          Hock E. Tan
                                          Senior Vice President and CFO
                                          (principal financial & accounting
                                           officer)

16