Form 10-K
period 1997-06-28
INTEGRATED CIRCUIT SYSTEMS INC
filed 1997-09-18
CIK 874689

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K
(MARK One)
    [  X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED JUNE 28, 1997
                                      OR
    [___] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registration was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes      X        No ______
                                           ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ X ]

    Aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of August 29, 1997, based on the closing sales price, was $428,074,896. Such calculation excludes the shares of Common Stock beneficially held by directors and certain officers of the registrant but does not reflect a determination that persons are affiliates for any other purpose. The number of shares outstanding of the registrant's Common Stock as of August 29, 1997: 12,407,968 shares

    Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on October 23, 1997 are incorporated by reference into Part III.

================================================================================

                                    PART I

ITEM 1.  BUSINESS

                                    GENERAL
                                    -------

Integrated Circuit Systems, Inc. (the "Company") was incorporated in Pennsylvania in 1976, and began by designing and marketing custom application specific integrated circuits ("ASICs") for various industrial customers. In particular, the Company was noted for its unique expertise in designing ASICs which combined both analog and digital or "mixed-signal" technology. By 1988, the Company had adopted a strategy of developing proprietary integrated circuits ("ICs") to capitalize on its complex mixed-signal design technology and pioneered the market for frequency timing generators ("FTGs") which provide the timing signals or "clocks" necessary to synchronize high performance electronic systems. FTGs replaced the multiple crystal oscillators and other peripheral circuitry previously used to generate and synchronize timing signals, thus providing savings in board space, power consumption and cost. The Company's FTG products were initially used in video graphics applications in personal computers ("PCs"), but subsequently expanded to include motherboards and PC peripheral devices such as disk drives, audio cards and laser printers. More recently, the Company has further extended the use of its mixed-signal expertise to develop products for data communication applications. The Company currently considers its various design, manufacture and marketing activities to be a single industry segment.

The Company's initial public offering of Common Stock occurred in June 1991, at which time the Company's Common Stock commenced trading on the Nasdaq National Market under the symbol ICST.

ACQUISITIONS/DIVESTITURES

Over the past several years, the Company has pursued strategic acquisitions. More recently, however, in an effort to focus limited engineering resources on higher return product lines, the Company has selectively pruned its product portfolio.

In the second quarter of fiscal 1993, the Company acquired Avasem Corporation ("Avasem"), a privately held company producing FTGs primarily for PC motherboards, as well as other custom mixed signal IC components. In the first quarter of fiscal 1994, the Company acquired Turtle Beach Systems, Inc., ("Turtle Beach") a privately held company engaged in the design, development and marketing of sound board and software products primarily for the PC multimedia market. These acquisitions were structured as tax-free reorganizations solely in exchange of common stock of the Company, and were accounted for as pooling of interests. Accordingly, all financial information for periods prior to the acquisition has been restated to reflect the combined operations of these companies prior to the acquisition. In the third quarter of fiscal 1995, the Company acquired a 51% interest in ARK Logic, Inc., ("ARK Logic") a privately held company developing graphic accelerator engines. In the second quarter of fiscal 1996, the Company's Turtle Beach subsidiary acquired the PC multimedia and communications upgrade product lines of Value Media, Inc., ("Value Media") a privately held company that developed and marketed multimedia peripheral kits for PCs. These two acquisitions were accounted for using the purchase method of accounting. In the third quarter of fiscal 1997, the Company acquired MicroClock, Inc., a leading producer of clock synthesizer integrated circuits for multimedia applications including PC, audio, digital set-top boxes, DVD, PC networking disk drives and modems. This acquisition was accounted for using the purchase method, and accordingly that operation is now included in the Company's consolidated financial statements from the date of the acquisition.

In the first quarter of fiscal 1997, the Company sold Galaxy Power, Inc., containing its battery charge controller product line, to Edward H. Arnold, former chairman and CEO of the Company in a tax-free transaction in which a gain was recorded. In the second quarter of fiscal 1997, Turtle Beach merged with Voyetra Technologies, Inc., ("Voyetra") a supplier of music and audio software and the Company thereby exchanged its approximately 87% interest in Turtle Beach for an approximately 35% interest in the combined entity. There was no gain or loss recorded on this transaction and the Company has since accounted for its investment in Voyetra using the equity method. During the fourth quarter of fiscal 1997, the Company determined that significant events and changes in circumstances had occurred that indicated it was probable that its investment in Voyetra would not be reasonable and accordingly recorded an impairment loss on this investment. In the fourth quarter of fiscal 1997, the Company sold for cash approximately 80 percent of its equity position in ARK Logic, Inc., which was previously recorded as discontinued operations in the third quarter of fiscal 1997, to Vision 2000 Ventures, Ltd., a privately held Cayman Islands investment holding company. The Company now owns approximately 11 percent.

                       PRODUCTS AND PRODUCT APPLICATIONS
                       ---------------------------------

FREQUENCY TIMING GENERATORS

MOTHERBOARD AND PERIPHERAL APPLICATIONS. The Company supplies a broad line of FTG products for use in PC motherboard and peripheral applications, which provide the numerous frequency outputs required for various timing functions required by personal computer systems. These FTGs control multiple functions by providing and synchronizing the timing of the computer system, including signals from the video screen, graphics controller, memory, keyboard, microprocessor, disk drives and communication ports. The Company has continued to expand its presence in this market, and products designed for these applications contributed over 90% of the Company's FTG revenues in fiscal 1997.

Major OEM customers in fiscal 1997 include: Intel, Compaq, IBM, Hewlett-Packard and Seagate.

COMMUNICATIONS APPLICATIONS. The Company also supplies high frequency (900 MHz and higher) FTGs for communication applications. To date, communications applications of this nature have not been significant, and high-frequency FTGs for this application comprised less than 10% of its total FTG revenue in fiscal 1997. The Company's goal is to increase its penetration of the market by, among other things, introducing new products for wireless communications and hardware to support new standards for USB and IEEE 1394 ("firewire").

DATA COMMUNICATIONS

The Company has also developed and, since late fiscal 1995, marketed transceiver chipsets for data communications applications, including ATM and SONET. New product introductions continued in fiscal 1996 to address these applications and the Fast Ethernet market. During the fourth quarter 1996, the Company introduced a single chip, CMOS, 10/100 megabit per second PHYceiver/TM/ product for Fast Ethernet applications. In fiscal 1997, the Company sold over 1 million of these chips to customers such as Compaq, Hitachi, Hewlett Packard, Lexmark, Racore and Silicon Graphics. The Company believes that transition to Fast Ethernet in the LAN marketplace continues to offer opportunities for the Company's communication products.

ADVANCED TECHNOLOGIES

The Company has developed and sold leading edge mixed-signal ICs customized to specific needs of a broad range of customers and market applications. Custom ICs are typically sold pursuant to development and production contracts which generally provide for partial reimbursement of development costs and a minimum production commitment to be purchased by the customer after approval of a prototype. Unit prices for custom IC products are negotiated based on factors which include complexity of the design, minimum purchase requirements and the Company's production and testing costs.

Certain of the Company's custom IC products are sold into the medical market for applications which include a blood glucose measurement instrument and hearing aids. In certain cases, the Company has provided or received indemnities with respect to possible third party claims arising from these products. Although the Company believes that exposure to third party claims has been minimized, there can be no assurance that the Company will not be subject to third party claims in these or any other applications, or that any indemnification or insurance available to the Company will be adequate to protect it from liability.

TURTLE BEACH SYSTEMS. On November 29, 1996, Turtle Beach and Voyetra entered into an Agreement and Plan of Merger, (the "Merger Agreement") pursuant to which the Company's 87% interest in Turtle Beach was in exchange for an approximately 35% equity interest in the combined business. Effective November 29, 1996, the Company accounted for its investment in Voyetra under the equity method of accounting, and recorded an impairment loss on this investment in the fourth quarter of fiscal 1997 (see Management's Discussion & Analysis, pg. 17 for additional details).

ARK LOGIC. ARK Logic supplies a family of graphic user interface controller chips with built-in high performance graphic accelerator engines. A suite of software drivers supporting PC operating systems has also been developed by ARK Logic. During the third quarter of fiscal 1997, the Company made a strategic decision to dispose of its majority interest in ARK Logic. Accordingly, the Company presented ARK Logic as a discontinued operation and all prior periods have been restated to reflect this presentation. Revenues from ARK Logic for fiscal 1997, 1996 and 1995 were $1.8 million, $10.2 million and $6.6 million, respectively. Subsequently, on June 17, 1997, the Company sold most of its interest in ARK Logic. The Company continues to hold an 11% equity interest in ARK Logic.

                              SALES AND MARKETING
                              -------------------

The Company markets its IC component products worldwide through a network of independent sales representatives and distributors managed by a direct sales force of employees. During fiscal 1997, the Company conducted its direct sales efforts through its offices in Norristown, PA, San Jose, CA and Taipei, Taiwan. The Company has over 400 OEM customers, including Compaq, DEC, Fujitsu Devices, Hewlett Packard, IBM, Intel, SCI, Silicon Graphics, Solectron, and Sun
Microsystems.   No customer represented 10% or more of the Company's revenues in fiscal 1997.

Foreign sales are directly conducted by sales representatives and distributors located in the Pacific Rim and Europe, and managed through a Taiwan sales office and San Jose facility. Foreign sales are denominated in U.S. dollars and are subject to risks common to export activities, including governmental regulation and trade barriers.

At June 28, 1997, the Company's backlog was approximately $35.5 million, as compared to $21.7 million at June 29, 1996. The Company includes in its backlog customer released orders with firm schedules for shipment within the next twelve months. These orders may be canceled generally within 60 days advance notice without significant penalty to the customers. The Company has experienced a reduction in customer order lead times for its IC products and its "turns" business (i.e., orders placed by customers for immediate or relatively short term delivery) has grown to a significant share of its quarterly revenue.

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

                                 MANUFACTURING
                                 -------------

The Company has qualified and utilizes third party suppliers for the manufacture of silicon wafers. Such suppliers are capable of providing CMOS processing technologies ranging from 0.5 to 3 micron. All of the Company's wafers currently are manufactured by outside suppliers, three of which supply the substantial majority of the Company's wafers. The Company and the suppliers typically agree on production schedules based on order backlog and demand forecasts for the next three months.

Although most of the Company's relationships with its wafer suppliers do not currently provide for the supplier to supply, or the Company to purchase, substantial minimum wafer quantities, the Company has, on occasion, made negotiated commitments to purchase specified minimum wafer quantities in exchange for supply commitments and/or pricing concessions. The Company has an outstanding wafer supply contract with Chartered Semiconductor Manufacturing PTE Ltd. ("CSM") pursuant to which the Company is required to place a deposit of $10.0 million in exchange for a commitment by CSM to supply an agreed minimum quarterly quantity of wafers over a five-year period from April 1996 through December 2000. The Company has also outstanding a similar agreement with one of its other wafer suppliers, American Microsystems, Inc.

During the fourth quarter of fiscal 1997, the Company initiated plans to set up a test and drop-ship facility in Singapore's Kolam Ayer Industrial PARK to achieve faster delivery of its products to customers throughout the Pacific Rim. The Singapore facility will handle wafer probe and final testing for various integrated circuits used in personal computers, data storage devices and other peripheral applications. As contemplated, the facility will begin operation in the first quarter of fiscal 1998, and will eventually be capitalized to test and ship in excess of 40 million devices annually.

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


                           RESEARCH AND DEVELOPMENT
                           ------------------------

The Company believes that it must continually introduce new products to take advantage of market opportunities and maintain its competitive position. Research and development efforts concentrate on the design and development of new leading edge products for the Company's markets and the continual enhancement of the Company's design capabilities. Expenditures for research and development were approximately $13.5 million, $10.5 million and $11.0 million in fiscal 1997, 1996 and 1995, respectively, and include expenses related to the development of the Company's recently introduced data communication products as well its FTG and custom ASIC products. Such expenses typically include costs for engineering personnel, prototype and wafer mask costs, and investment in design tools and support overheads related to new and existing product development.

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

                       PATENTS, LICENSES AND TRADEMARKS
                       --------------------------------

The Company holds several patents as well as copyrights, mask works and trademarks with respect to its various products and expects to continue to file applications for the same in the future as a means of protecting its technology and market position. In addition, the Company seeks to protect its proprietary information and know-how through the use of trade secrets, confidentiality agreements and other security measures. There can be no assurance, however, that these measures and/or others will be adequate to safeguard the Company's interests or preserve the Company's leading edge in certain of its technology and products or protect it from allegations regarding potential patent infringement. To augment product feature sets or accelerate development schedules, the Company licenses certain technologies. No single license, however, is deemed to be material to the consolidated business of the Company. In certain instances, the Company has performed design services pursuant to an agreement by which it transferred certain of its intellectual property rights in the final product to its customer. Such transfers are also not deemed material to the consolidated business of the Company.

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

The Company has directed significant resources towards the objective of establishing growth in networking transceiver markets. In order to succeed, the Company may occasionally have to displace larger and more established competitors in these markets. There can be no assurance that the Company will be successful in its efforts or that even if market penetration were to be achieved, competitive responses would not have a material adverse impact on future profitability.


          CAUTIONARY STATEMENT CONCERNING FORWARD LOOKING STATEMENTS
          ----------------------------------------------------------

This report contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include, without limitation, information under the captions "Products and

Product Applications" and elsewhere in this report, relating to planned product introductions and/or statements preceded by, followed by or that include the words "believes", "expects", "anticipates", "intends" or similar expressions. For such statements the Company claims the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. The following important factors, in addition to those discussed elsewhere in the report and in the documents incorporated herein by reference, could cause the results to differ materially from those expressed in such forward looking statements.

The Company's products are in various stages of their product life cycles. The Company's success is highly dependent upon its ability to develop new products, to introduce them to the marketplace ahead of the competition, and to have them selected for design into products of leading systems manufacturers. These factors have become increasingly important to the Company's results of operations because the rate of change in the dynamic markets served by the Company continues to accelerate. Since product life cycles are continually becoming shorter, there is a risk of product obsolescence, and revenue may be adversely affected if new product introductions are delayed. Since the gross margins of semiconductor products typically decline as competitive products are introduced, both revenue and profitability are impacted by the Company's success at introducing new products quickly. Also, the Company must deliver product to customers according to customer schedules. If delays occur, then revenue and gross margins for current and follow-on products may be affected as customers may shift to competitors to meet their requirements. There can be no assurance that the Company will continue to compete successfully because of these factors.

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

The Company's reliance on subcontractors for wafer manufacture, assembly and testing involves several risks, including capacity constraints or delays in timely delivery and reduced control over delivery schedules, quality assurance and costs. The Company is continuously evaluating new sources of supply and is seeking to obtain additional sources of supply and capacity for more advanced process technologies, although there can be no assurance that such additional sources and capacity can be obtained. The occurrence of any supply or other problem resulting from these risks could have an adverse effect on the Company's operating results.

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

The Company has been active in mergers and acquisitions. Risk exists that one or more failed acquisitions, including inefficient integration of the acquired business, could have a material adverse effect.

                     EXECUTIVE OFFICERS OF THE REGISTRANT
                     ------------------------------------

The following sets forth certain information with regard to executive officers of Integrated Circuit Systems, Inc.

         Name                 Age                            Position
 --------------------      ---------   -----------------------------------------------------
Henry I. Boreen               70      Chairman of the Board
Stavro E. Prodromou           53      President and Chief Executive Officer
Hock E. Tan                   45      Senior Vice President, Chief Operating Officer and
                                      Chief Financial Officer
Martin Goldberg               50      Vice President of Sales
K. Venkateswaren              53      Vice President, Data Communications Group
Greg Richmond                 37      Vice President, Frequency Timing Generator Group

Mr. Boreen has been a director of the Company since December 1984 and Chairman of the Board of Directors since April 1995. In August 1996, Mr. Boreen was appointed to the additional position of interim chief executive officer pending a search for a new chief executive officer for the Company. Since 1984, Mr. Boreen has been a principal of HIB International. Since 1989, Mr. Boreen has also served as chairman of AM Communications, Inc., a manufacturer of telecommunications equipment. Mr. Boreen has over 35 years of experience in the integrated circuits industry, and was the founder and chairman of Solid State Scientific, a semiconductor manufacturer.

Dr. Prodromou served as President and Chief Executive Officer since April 1997. Dr. Prodromou became a director of the Company in October 1993. Dr. Prodromou has been Chairman, President and Chief Executive Officer of Palo Alto Digital Systems, Inc. from 1991 to 1997. In addition, Dr. Prodromou has been President of Underscore Technologies since early 1996. From 1987 to 1991, Dr. Prodromou served as President and Chief Executive Officer of Poqet Computer Corporation. Dr. Prodromou has served as Executive Vice President of Fairchild Semiconductor Corporation, and in executive and technical management positions with General Electric Company, Mattel Electronics and Texas Instruments. Dr. Prodromou holds an MS and Ph.D. from the Polytechnic Institute of New York.

Mr. Tan has served as Senior Vice President and Chief Financial Officer since February 1995 after joining the Company in August 1994. In April 1996, Mr. Tan was appointed to the additional post of Chief Operating Officer. Mr. Tan was Vice President of Finance of Commodore International, Ltd. from 1992 to 1994. Mr. Tan has served as Managing Director of Pacven Investment, Ltd. from 1988 to 1992 and was Managing Director of Hume Industries (M) Ltd. from 1983 to 1988. His career also includes senior financial positions with PepsiCo, Inc. and General Motors. Mr. Tan holds an MBA from Harvard Business School and an MS in Mechanical Engineering from Massachusetts Institute of Technology.

Mr. Goldberg was appointed Vice President of Sales in November 1996. Prior to this, since 1995, he was President and Chief Executive Officer of Turtle Beach Systems. He joined the Company as the Director of Far East Sales in 1993. From 1990 to 1993, Mr. Goldberg served as Vice President, Business Development, for Harris Adacom Corporation, and prior to that was Vice President and Chief Operating Officer for Datapoint Corporation. His career also includes senior level sales and marketing positions with Alpha Micro Systems, SEEQ Technology, and United Technologies. Mr. Goldberg graduated from Long Island University with a BS in Physics.

Dr. Venkateswaren has served as Vice President, Data Communications Group since December 1996. He was one of the founders of Avasem Corporation and, since 1982, had been Vice President of Engineering of Avasem (and the Company after its acquisition of Avasem). Dr. Venkateswaren has also served in senior design engineering positions with Fairchild Semiconductor and Rockwell International. Dr. Venkateswaren holds a M.Tech. in Electrical Engineering from the Indian Institute of Technology, Bombay, India, and a Ph.D. in Electrical Engineering from the University of Waterloo, Canada. He did Post-Doctoral Fellowships at the University of Waterloo, Canada and the University of California.

Mr. Richmond has been Vice President, Frequency Timing Generator Group, since February 1996. He joined the Company in 1993 as the Director of Engineering, Frequency Timing Generators Group. He held senior engineering positions at EXAR Corporation from 1986 to 1993, and at International Microcircuits Inc. from 1982 to 1986. Mr. Richmond holds a B.S.E.E. from Walla Walla College and an M.S.E.E. from Stanford University.


                                   EMPLOYEES
                                   ---------

As of June 28, 1997, the Company had 177 full-time employees, 67 of whom were engaged in research and development, 48 in sales, marketing and technical support, 25 in finance and administration, and 37 in manufacturing support and operations. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage.


ITEM 2.     PROPERTIES

The Company's principal facilities consist of a 61,000 square foot building in Norristown, Pennsylvania, which serves as the corporate headquarters and is used for product development, testing, sales, marketing and administration. This facility was purchased in September 1992, and financed with a mortgage payable in monthly installments over 15 years, in the amount of $1,830,000 (increased to $2,268,000 in November, 1993 to cover building improvements). During the third quarter of fiscal 1996, the Company repaid the remaining balance of this mortgage. Additionally, interim financing was provided by a second mortgage in the amount of $1,647,000 which was due and repaid on July 30, 1993 by drawing on the revolving line of credit. The line of credit was repaid on April 29, 1994 with the proceeds from a $2,000,000 loan that had been granted from Pennsylvania Industrial Development Authority (PIDA). The PIDA loan is payable in monthly installments over 15 years at an interest rate of 2%.

The Company also utilizes a sales office located in Taipei, Taiwan, which consists of 1,300 square feet of office space leased pursuant to an agreement which expires in October 1997.

The Company also utilizes a test and drop-ship facility located in Singapore, which consists of 16,000 square feet of space leased pursuant to an agreement which expires in February 2001. The space is used for testing, sales and administration.

The Company also utilizes a West Coast facility located in San Jose, California, which consists of 26,686 square feet of office space leased pursuant to an agreement which expires in August 1998. The space is used for product development, testing, sales, marketing and administration. The Company believes that its existing facilities are adequate to meet its current requirements.


ITEM 3.   LEGAL PROCEEDINGS

From time to time, various inquiries, potential claims and charges and litigation (collectively "claims") are made, asserted or commenced by or against the Company, principally arising from or related to contractual relations and possible patent infringement. Such claims are reviewed and discussed with counsel, and although the actual outcome of any claim cannot be predicted, the Company does not believe separately and in the aggregate that any such claims currently pending have not been adequately reserved or will have any material adverse effect on the Company's consolidated financial position or the results of its operations. Further information pertinent to the item is set forth on page 6 hereof, under the heading "Patents, Licenses and Trademarks".

In connection with the merger of Turtle Beach and Voyetra, the Company and Voyetra have asserted various claims against each other. However, the Company's management is of the belief that resolution of such claims would not be likely to have a material adverse effect on the Company's consolidated financial position.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The Company's common stock is traded in the over-the-counter market on the NASDAQ National Market System under the symbol ICST. In addition, options on the Company's common stock are traded on the Chicago Board Options Exchange. Below are the quarterly high and low closing sale prices of the Company's common stock for the fiscal years ended 1997 and 1996, as reported by the "NASDAQ Stock Market".

                                                 Fiscal 1997       Fiscal 1996
                                                High      Low     High      Low
                                             -------------------------------------
                                             -------------------------------------
     First quarter ended Sept 28 and Sept 29   $12.625  $ 6.875  $18.875  $13.625
     Second quarter ended  Dec 28 and Dec 30    14.125   10.250   15.875   10.750
     Third quarter ended Mar 29 and Mar 30      17.500   13.000   12.250    6.500
     Fourth quarter ended Jun 28 and Jun 29     22.725   12.625   14.750    9.625

On June 28, 1997, there were approximately 218 holders of record and in excess of 4,000 beneficial holders of the Company's common stock. The Company has not paid cash dividends on its common stock and intends to continue a policy of retaining any earnings for reinvestment in its business.

ITEM 6.   SELECTED FINANCIAL DATA


                               FIVE YEAR SUMMARY

                   (In thousands, except for per share data)

                                                                                Year Ended
                                                            -------------------------------------------------
                                                               June 28   June 29            June 30
                                                                                -----------------------------
                                                                1997       1996      1995     1994     1993
                                                            -------------------------------------------------
Consolidated Statements of Operations Data:
Revenues                                                      $104,359   $91,330   $97,745   $93,824  $77,577
Cost of sales                                                   59,137    54,848    45,649    45,798   37,312
Research and development                                        13,521    10,547    10,995    10,647    9,156
In process research and development costs                       11,196     1,500        --        --       --
Operating income                                                 5,387     4,200    13,223    18,110   17,440
Income (loss) from continuing operations                        (7,510)    4,636     8,483    12,218   10,690
Loss from discontinued operations                                 (909)     (721)   (3,560)       --       --
Net income (loss)                                               (8,419)    3,915     4,923    12,218   10,690
Primary earnings (loss) per common and common
equivalent share (continuing operations)                      $  (0.65)  $  0.40   $  0.77   $  1.11  $  1.06
Primary earnings (loss) per common and common
equivalent shares (discontinued operations)                      (0.08)    (0.06)    (0.32)       --       --
                                                            -------------------------------------------------
Primary earnings (loss) per common and common
equivalent shares                                             $  (0.73)  $  0.34   $  0.45   $  1.11  $  1.06
                                                            =================================================
Primary shares used in computing earnings (loss)
per common and common equivalent share                          11,474    11,592    11,045    11,051   10,085
                                                            =================================================
Fully diluted earnings (loss) per common and
common equivalent shares (continuing operations)              $  (0.65)  $  0.40   $  0.74   $  1.10  $  1.04
Fully diluted earnings (loss) per common and
common equivalent shares (discontinued operations)               (0.08)    (0.06)    (0.31)       --       --
                                                            -------------------------------------------------
Fully diluted earnings (loss) per common and
common equivalent shares                                      $  (0.73)  $  0.34   $  0.43   $  1.10  $  1.04
                                                            =================================================
Fully diluted shares used in computing
earnings (loss) per common and common equivalent shares         11,474    11,598    11,424    11,070   10,304
                                                            =================================================

                                                              June 28    June 29            June 30
                                                                                -----------------------------
                                                                1997      1996      1995      1994     1993
                                                             -------------------------------------------------
Consolidated Balance Sheet Data:
Working capital                                               $ 48,260   $48,023   $45,470   $35,227  $32,246
Total assets                                                    90,622    87,570    77,691    73,452   55,034
Long-term debt, less current portion                             1,503     1,631     3,480     3,775    3,780
Shareholders' equity                                            70,147    69,164    62,484    55,726   41,434

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SIGNIFICANT FISCAL YEAR 1997 TRANSACTIONS

On November 29, 1996 the Company signed an Agreement and Plan of Merger (the "Merger Agreement") to sell its approximately 87% interest in Turtle Beach Systems to Voyetra Technologies Inc. ("Voyetra") in exchange for an approximately 35% equity interest in Voyetra. Commencing with the date of the Merger Agreement, the Company accounts for its investment in Voyetra under the equity method of accounting. In the fourth quarter of fiscal 1997, the Company recognized an impairment of the asset of approximately $7.1 million, as further discussed below.

On February 28, 1997 the Company acquired all the capital stock of MicroClock, Inc. ("MicroClock"), a producer of clock synthesizer integrated circuits for multimedia applications. The acquisition was accounted for under the purchase method of accounting and resulted in a special charge of $11.2 million related to the write-off of in process research and development costs and the recording of goodwill of $1.7 million, which will be amortized over the next 7 years. The operating results of MicroClock have been recorded in the Company's statements since the date of acquisition.

During the quarter ended March 29, 1997, the Company announced its decision to dispose of its majority interest in ARK Logic within a 12-month period. Accordingly, the Company has since presented ARK Logic as a discontinued operation, and all prior periods have been restated to reflect this presentation. Following this, on June 17, 1997, the Company completed the sale of approximately 80% of its holding in ARK Logic to Vision 2000 Ventures, Ltd., an investment holding company. Revenues from ARK Logic were $1.8 million, $10.2 million and $6.6 million for fiscal years 1997, 1996 and 1995, respectively.
The Company maintains an 11% interest in ARK Logic.


ANNUAL RESULTS OF OPERATIONS

The following table sets forth income statement line items as a percentage of total revenue for the periods indicated and should be read in conjunction with the Consolidated Financial Statements and notes thereto.

                 (Expressed as a percentage of total revenue)

                                                                                 Year Ended
                                                                      ------------------------------
                                                                         June 28   June 29   June 30
                                                                          1997       1996      1995
                                                                      ------------------------------
          Revenues                                                        100.0%     100.0%    100.0%
          Cost and expenses:
             Cost of sales                                                 56.7       60.1      46.7
             Research and development expense                              13.0       11.5      11.3
             Selling, general and administrative
              expense                                                      14.5       20.2      20.9


          Special charges:
             Change in business strategies                                   --         --       3.9
             Discontinued product lines                                      --         --       3.7
             Facility closing                                                --        1.9        --
             Write-off of in-process research and development costs        10.6        1.7        --
                                                                      ------------------------------
          Operating income                                                  5.2        4.6      13.5
          Interest and other income                                        (1.7)      (1.5)     (1.2)
          Interest expense                                                  0.6        0.6       0.7
          Impairment in equity investment                                   6.8         --        --
          Minority interest                                                (0.1)      (1.1)       --
          Equity loss of investee                                           0.8         --        --
                                                                      ------------------------------

          Income (loss) before income taxes and discontinued
          operations                                                       (1.2)       6.6      14.0

          Income tax expense                                                6.0        1.5       5.3
                                                                      ------------------------------
             Income (loss) from continuing operations                      (7.2)       5.1       8.7
             Income (loss) from discontinued operations                    (0.9)      (0.8)     (3.7)
                                                                      ------------------------------
             Net income (loss)                                             (8.1%)      4.3%      5.0%
                                                                      ==============================

REVENUE

The Company achieved revenue of $104.4 million in fiscal year 1997, as compared to $91.3 million and $97.7 million in fiscal years 1996 and 1995, respectively. This increase in fiscal 1997 revenue was primarily attributable to increased volume shipments of FTG products and the introduction of Data Communication transceiver products, partially offset by the deconsolidation of Turtle Beach, effective in the second quarter of fiscal 1997.

FREQUENCY TIMING GENERATORS

FTG components for motherboard and peripheral applications for PCs contributed approximately 53.7%, 45.6% and 51.5% of total revenue in fiscal years 1997, 1996 and 1995, respectively. This increase over fiscal 1996 is largely attributable to market share gains, which includes 3.6% growth as a result of the acquisition of MicroClock. Although the market for FTG motherboard and PC peripheral applications will continue to be a major source of revenue, the Company intends to increase its presence in the applications of wireless communications and consumer electronics, which comprised less than 10% of total FTG revenue in fiscal 1997.

DATA COMMUNICATIONS

Data Communication component revenue represented approximately 15.4% of total revenue in fiscal year 1997, with very little corresponding revenue in the prior year, reflecting introduction of the new 1890 transceiver at the end of fiscal 1996.

ADVANCED TECHNOLOGIES

Revenue from Advanced Technologies comprised 24.4%, 30.8% and 36.0% of total revenue in fiscal years 1997, 1996 and 1995, respectively, and includes engineering and design revenue representing reimbursement of research and development expenditures. The declining trend in advanced technology products, as a percentage of revenue, reflects overall increases in revenue from FTG and Data Communication components.

TURTLE BEACH

As a result of the merger of Turtle Beach and Voyetra, the revenues of Turtle Beach were de-consolidated from November 30, 1996. The Company's 35% share of net losses at Voyetra was recorded under the equity method of accounting. Accordingly, revenues were 6.5% of total revenues in fiscal 1997, as compared to 23.3% in fiscal 1996 and 12.5% in fiscal 1995.

During the fourth quarter of fiscal 1997, the Company determined that significant events and changes in circumstances had occurred that indicated it was probable that its investment in Voyetra would not be recoverable. Accordingly, the Company recorded an impairment loss of approximately $7.1 million on its investment in Voyetra in the fourth quarter of 1997.

FOREIGN REVENUE

Foreign revenue, which resulted primarily from sales to offshore customers was 60.3%, 46.8% and 55.1% of total revenue in fiscal years 1997, 1996 and 1995, respectively. The increase in fiscal 1997 reflects significant growth in Far East markets. The Company's sales are denominated in U.S. dollars.

BACKLOG

Backlog was $35.5 million at June 28, 1997, compared to $21.7 million at June 29, 1996, and $32.7 million at June 30, 1995. The Company has experienced a reduction in customer order lead times for its IC products and its "turns" business (i.e., orders placed by customers for immediate or short-term delivery) has grown to a significant share of its quarterly revenue. The increase in fiscal 1997 is primarily due to the Company's introduction of the 1890 transceiver products.

COST OF SALES

Cost of sales consists of costs related to the purchase of processed wafers, assembly and testing services provided by third-party suppliers, as well as costs arising from in-house product testing, shipping, quality control and manufacturing support operations. Cost of sales as a percentage of total revenue was 56.7% in fiscal 1997, as compared to 60.1% in fiscal 1996 and 46.7% in fiscal 1995. The decrease in the cost of sales in fiscal year 1997 reflects reduced costs and favorable product mix.

RESEARCH & DEVELOPMENT

Research and development expense expressed as a percentage of revenue was 13.0% in fiscal 1997, as compared to 11.5% in fiscal year 1996, and 11.3% in fiscal 1995. In dollar terms, research and development spending increased 28.2% from fiscal year 1996 to 1997, primarily as a result of the hiring of additional engineering personnel, investment in new design tools, and increased activity related to new product development and enhancement programs for existing standard products.

SELLING, GENERAL AND ADMINISTRATION

Selling, general and administration expense represents 14.5%, 20.2% and 20.9% of total revenues in fiscal years 1997, 1996 and 1995, respectively. In monetary terms, expenses have decreased 9.6% from fiscal 1995 to fiscal 1996, and decreased 18.2% from fiscal 1996 to fiscal 1997. The primary reason for the decrease in fiscal 1997 is the deconsolidation of Turtle Beach and in addition, the Company has implemented tight fiscal controls which have decreased spending.

OPERATING INCOME

Expressed as a percentage of revenue, operating income was 5.2%, 4.6% and 13.5% in fiscal years 1997, 1996 and 1995, respectively. In dollar terms, operating income was $5.4 million in fiscal year 1997 compared to $4.2 million and $13.2 million in fiscal years 1996 and 1995, respectively. Fiscal 1997 includes a special charge of $11.2 million as a result of the write-off of in-process research and development costs arising from the acquisition of MicroClock. Fiscal 1996 includes special charges of $3.3 million primarily as the result of Turtle Beach's acquisition of certain assets of Value Media, which included a $1.5 million write-off of in-process research and development, and the transfer of Turtle Beach's York, PA operations to Fremont, CA, which resulted in a $1.8 million charge for facility closing. Fiscal year 1995 includes special charges of $7.4 million primarily associated with severance and other exit costs associated with the redirection of the Company's multimedia strategy and the transfer of its test operations to offshore subcontractors. Accordingly, operating income before special charges was 15.8% of revenue in fiscal year 1997, as compared to 8.2% and 21.1% in fiscal 1996 and 1995, respectively.

EQUITY INVESTMENT AND MINORITY INTEREST

On November 29, 1996, the Company signed a Merger Agreement to merge Turtle Beach Systems with Voyetra in exchange for an approximately 35% equity interest in the combined business. In connection with the merger, the Company also entered into a Revolving Credit Agreement and Note ("Revolving Credit Agreement") with Voyetra, pursuant to which the Company has agreed to make loans to Voyetra up to an aggregate of $3.5 million, subject to certain covenants. The Company accounts for its investment in Voyetra under the equity method of accounting, and recorded an impairment loss on this investment in the fourth quarter of fiscal 1997. The minority interest represents the ownership interest in Turtle Beach Systems that the Company did not own prior to the merger.

During the fourth quarter of fiscal 1997 the Company determined that significant events and changes in circumstances had occurred subsequent to the merger that indicated it was probable that its investment in Voyetra would not be recoverable. In the opinion of the Company's management, Voyetra was experiencing an adverse shift in the fundamentals of its business which resulted in deteriorating gross profit margins and a substantial increase in operating losses. In addition, during the fourth quarter of fiscal 1997 the Company notified Voyetra that they had violated certain covenants and were in default under the Revolving Credit Agreement (see Related Party footnote 19). As such, the Company is under no obligation to provide financing under the Revolving Credit Agreement. Management of the Company believes that other alternatives for third party financing for Voyetra are limited. As a result of these significant events in the fourth quarter, management of the Company estimated that the undiscounted cash flows anticipated for Voyetra would not be sufficient to recover the carrying value of the Company's investment and a write-down to fair value was required. Consequently, in the fourth quarter of fiscal 1997, the Company recorded an impairment loss of $7.1 million on its investment in Voyetra which is included in the Statement of Operations as Impairment in equity investment.

The Company and Voyetra have asserted various claims against each other. However, the Company's management is of the belief that resolution of such claims would not be likely to have a material adverse effect on the Company's consolidated financial condition.

INCOME TAXES

After adjusting for minority interest and equity investment, the Company's effective tax rate related to income from continuing operations was 95.8%, 27.8% and 37.8% for fiscal years 1997, 1996 and 1995, respectively. The increased effective tax rate for fiscal 1997 includes a $11.2 million non-deductible intangible write-off related to the acquisition of MicroClock, Inc. and a $7.1 million capital loss for the impairment of the Voyetra investment. The reduced effective income tax rate for fiscal 1996 reflects a favorable $1.1 million reversal in estimate for state taxes.

NET INCOME (LOSS)

Fiscal 1997 reflects a net loss of $8.4 million or $0.73 per share for fiscal 1997, as compared to net income of $3.9 million or $0.34 per share for fiscal 1996, and $4.9 million or $0.45 per share for fiscal 1995. Excluding special charges, equity investment and minority interest, however, net income for fiscal year 1997 was $10.6 million or $0.92 per share, compared to $6.0 million or $0.52 per share for fiscal year 1996, and $12.4 million or $1.12 per share for fiscal 1995.

DISCONTINUED OPERATIONS

During the third quarter of fiscal 1997, the Company implemented a plan, with approval by the Board of Directors, to dispose of its majority interest in their subsidiary, ARK Logic, within a 12-month period. Unlike the Company's core business of developing mixed signal components, ARK Logic uses different design tools and technology to engineer complex digital circuits. Accordingly, the Company has presented ARK Logic as discontinued operations and all prior periods have been restated to reflect this presentation. The Company recorded a charge of $1.5 million in the third quarter, including severance and facility termination costs. Subsequently, on June 17, 1997, the Company sold approximately 80% of its holdings in ARK Logic to Vision 2000 Ventures, Ltd for which a gain of $2.4 million, including the reversal of severance and facility
termination accruals, was recorded.   The Company maintains an 11% interest in
ARK Logic.

LIQUIDITY, CAPITAL RESOURCES AND INFLATION

On June 28, 1997, the Company's principal sources of liquidity included approximately $26.4 million in cash and investments, as compared to $27.4 million at June 29, 1996. The investments primarily consist of commercial paper, government bonds and marketable securities with various maturities up to about one year. During fiscal year 1997, the Company generated $10.3 million in cash from its operating activities, as compared to $11.5 million during fiscal year 1996. The decrease in fiscal year 1997 was primarily due to increases in accounts receivable as a result of revenue increases partially offset by increased accounts payable. Notwithstanding, the Company's days sales outstanding was reduced from 63 days in fiscal 1996 to 51 days in fiscal 1997, while inventory turns increased from 3.7 times in fiscal 1996 to 4.2 times in fiscal year 1997.

Expenditures for property and equipment were $3.4 million in fiscal year 1997 as compared to $4.4 million in fiscal year 1996. The Company intends to continue to invest in capital equipment to support continued growth.

During fiscal year 1997, the Company engaged in certain transactions which had material impact on its cash flows. During fiscal 1997, under its existing wafer supply contract with Chartered Semiconductor Manufacturing PTE, Ltd. ("CSM"), the Company advanced to CSM deposits totaling $6.0 million as part of a commitment for CSM to supply an agreed minimum quantity of wafers over a five-year period from April 1996 through December 2000. In addition, CSM agreed to provide to the Company favored pricing as part of such commitment. Under its agreement with CSM, the Company will be required to increase its deposit to up to $10.0 million during the five-year term. The contract requires CSM to refund the Company's deposit by progressive installments based upon the volume of purchases made by the Company. The Company had previously entered into a similar agreement with one of its other wafer suppliers, American Microsystems, Inc., by which deposits totaling $5.5 million were placed and $2.0 million repaid during fiscal 1997.

On February 28, 1997 the Company acquired all the capital stock of MicroClock, a producer of clock synthesizer integrated circuits for multimedia applications, for approximately $16.4 million satisfied in the form of approximately $6.4 million in cash and 608,504 shares of ICS common stock. The Company's shares exchanged in the transaction are restricted for one year, therefore, the shares were valued at a discount from the closing price on the date of issuance based on an independent valuation. The acquisition was accounted for under the purchase method of accounting and resulted in a charge of $11.2 million related to the write-off of in process research and development costs and the recording of goodwill of $1.7 million, which will be amortized over the next 7 years. Revenues and results of operations of MicroClock were not significant to the Company's consolidated statement of operations for the year ended June 29, 1997.

On November 29, 1996, the Company signed a Merger Agreement to sell its approximately 87% interest in Turtle Beach to Voyetra in exchange for an approximately 35% equity interest in Voyetra. Voyetra is a supplier of music and audio software. The Company deconsolidated Turtle Beach and accounted for its investment using the equity method. In connection with the merger, the Company also entered into a Revolving Credit Agreement with Voyetra, pursuant to which the Company has agreed to make loans to Voyetra up to an aggregate of $3.5 million, subject to certain restrictions and covenants. As of June 28, 1997, Voyetra was not in compliance with certain covenants. As such, the Company has decided to cease funding under the Revolving Credit Agreement.

Reflecting an adverse shift in the fundamentals of the business of Voyetra, as well as the PC audio upgrade industry during the fourth quarter of 1997, the Company recorded an impairment loss of $7.1 million on its investment in Voyetra. This impairment loss was based on the decline in the financial results of Voyetra, and a determination that the undiscounted cash flows from the business would not be sufficient to recover the carrying value of the Company's investment. The Company and Voyetra have asserted various claims against each other. However, the Company's management is of the belief that resolution of such claims would not likely have a material adverse effect on the Company's consolidated financial position.

On June 17, 1997, the Company sold approximately 80% of its share holdings in ARK Logic to Vision 2000 Ventures, Ltd. for cash of approximately $2.4 million, of which 20% is held in escrow. As part of such divestiture, a shareholders' agreement, which was put in place pursuant to terms of the acquisition of a 51% interest in ARK Logic in fiscal 1995 and which could require the Company to buy the remaining 49% minority interest in ARK Logic at a future period, was terminated.

During fiscal 1997, stock repurchased, net of proceeds from stock options exercised, was $0.3 million, versus $2.4 million in the prior year.

During fiscal 1996, the Company renegotiated its $20 million revolving/term loan credit facility with its commercial bank to extend the expiration date to December 31, 1997. The facility is subject to certain covenants, including the maintenance of certain financial ratios and minimum tangible net worth requirements, as well as a prohibition against the payment of cash dividends without prior bank approval. The Company was in compliance with all covenants as of June 28, 1997. On June 28, 1997, there was no balance outstanding under this facility, reflecting repayment of $2.3 million drawn down on the credit line in the prior year.

The Company believes that the existing sources of liquidity and funds expected to be generated from operations will adequately fund the Company's anticipated working capital and other operating needs through the next fiscal year. The Company has acquired technology companies in the past, and may continue to make strategic acquisitions in the future. Such potential transactions may require substantial resources which, to the extent not provided by internally generated sources, would require the Company to seek access to debt or equity markets.

Inflation has not had a significant impact on the Company.

NEW ACCOUNTING PRONOUNCEMENTS

The Company has not adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which will become effective in the second quarter of fiscal 1998. The Company believes that the adoption of this statement will not have a material financial impact.

The Company has not adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which will become effective for fiscal year 1999. The Company believes that the adoption of this statement will not have a material financial impact.

The Company has not adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information", which will become effective for fiscal year 1999. The Company believes that the adoption of this statement will not have a material financial impact.

UPDATE ON IMPACT OF SPECIAL CHARGES TAKEN IN FY 1996 AND FY 1995

The Company's Form 10-K for the fiscal year ending June 30, 1995 discussed a special charge of $11.5 million (which includes $4.1 million related to discontinued operations) taken during the third quarter of fiscal 1995. The actions contemplated by this charge have largely been accomplished and the expected saving has been realized. The charge will not affect future cash outflows, as all obligations have been met.

The Company's Form 10-Q for the second quarter of fiscal 1996 discussed a special charge of $2.7 million, net of taxes, taken during the second quarter of fiscal 1996. The Company generated annual savings of approximately $0.6 million, primarily as a result of the reductions in personnel and associated overhead. Of the total charge, approximately $2.3 million, net of tax, was related to non-cash items. The charge will not affect future cash outflows, as all obligations have been met.

INDEPENDENT AUDITORS REPORT


The Board of Directors and Shareholders
Integrated Circuit Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Integrated Circuit Systems, Inc. and subsidiaries as of June 28, 1997 and June 29, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended June 28, 1997. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule, for each of the years in the three-year period ended June 28, 1997. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Circuit Systems, Inc. and subsidiaries as of June 28, 1997 and June 29, 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended June 28, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for marketable securities in 1995 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".


/s/KPMG Peat Marwick LLP


Philadelphia, Pennsylvania
August 4, 1997

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                         June 28   June 29
               Assets                                                      1997      1996
                                                                        -------------------
               Current Assets:
                 Cash and cash equivalents                               $18,425   $27,376
                 Marketable securities - current                           7,981        24
                 Accounts receivable, net                                 20,690    13,705
                 Inventory, net                                           13,542    16,237
                 Deferred income taxes                                     1,139     2,475
                 Other current assets                                      4,435     2,976
                                                                        -------------------
                     Total current assets                                 66,212    62,793

               Property and equipment, net                                14,104    14,135
               Net assets of discontinued operations                          --     3,294
               Deposits on purchase contracts                              8,000     5,575
               Goodwill, net                                               1,600     1,495
               Other assets                                                  706       278
                                                                        -------------------
                     Total assets                                        $90,622   $87,570
                                                                        ====================

               Liabilities and Shareholders' Equity
               Current Liabilities:
                 Note payable to bank                                    $    --   $ 2,315
                 Current portion of long-term obligations                    206       117
                 Accounts payable                                         12,565     9,648
                 Accrued salaries and bonuses                                935       460
                 Accrued expenses and other current liabilities            1,900     2,230
                 Income taxes payable                                      2,346        --
                                                                        -------------------
                     Total current liabilities                            17,952    14,770

               Long-term debt, less current portion                        1,503     1,631
               Deferred income taxes and other liabilities                 1,020       788
                                                                        -------------------

                     Total liabilities                                    20,475    17,189
                                                                        -------------------

               Minority interest                                              --     1,217
               Commitments (notes 5 and 11)                                   --        --

               Shareholders' Equity:
                 Preferred stock, authorized 5,000 shares, none
                 issued                                                       --        --
                 Common stock, no par value, authorized 50,000
                 shares; issued 12,445 and 11,389 shares at               45,366    32,674
                 June 28, 1997 and June 29, 1996, respectively
                 Less treasury stock, at cost (286 and 35 shares at
                 June 28, 1997 and June 29, 1996, respectively)           (3,749)     (460)
                 Currency translation adjustment                              (1)       --
                 Retained earnings                                        28,531    36,950
                                                                        -------------------

                     Total shareholders' equity                           70,147    69,164
                                                                        -------------------
                          Total liabilities and shareholders' equity     $90,622   $87,570
                                                                        ===================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except for per share data)

                                                                          Year Ended
                                                                 ------------------------------
                                                                   June 28   June 29   June 30
                                                                    1997       1996      1995
                                                                 ------------------------------
Revenue                                                          $104,359   $91,330   $97,745
Cost and expenses:
   Cost of sales                                                   59,137    54,848    45,649
   Research and development expense                                13,521    10,547    10,995
   Selling, general and administrative expense                     15,118    18,478    20,450
   Special charges:
      Change in business strategies                                    --        --     3,822
      Discontinued product lines                                       --        --     3,606
      Facility closing                                                 --     1,757        --
      Write-off of in-process research and development costs       11,196     1,500        --
                                                                 ------------------------------
      Operating income                                              5,387     4,200    13,223

Interest and other income                                          (1,800)   (1,332)   (1,126)
Interest expense                                                      599       578       715
Impairment in equity investment                                     7,072        --        --
Minority interest                                                    (154)   (1,058)       --
Equity loss of investee                                               866        --        --
                                                                 ------------------------------
   Income (loss) before income taxes from continuing operations    (1,196)    6,012    13,634

Income tax expense                                                  6,314     1,376     5,151
                                                                 ------------------------------
   Income (loss) from continuing operations                        (7,510)    4,636     8,483

Discontinued operations
   Loss from operations                                            (1,773)     (721)   (3,560)
   Gain on disposal                                                   864        --        --
                                                                 ------------------------------
   Loss from discontinued operations                                 (909)     (721)   (3,560)
                                                                 ------------------------------
   Net income (loss)                                             $ (8,419)  $ 3,915   $ 4,923
                                                                 ==============================

Primary earnings (loss) per common and common equivalent
share:
   Income (loss) from continuing operations                      $  (0.65)   $ 0.40   $  0.77
   Loss from discontinued operations                                (0.15)    (0.06)    (0.32)
   Gain on disposal                                                  0.07        --        --
                                                                 ------------------------------
                                                                 $  (0.73)   $ 0.34   $  0.45
                                                                 ==============================

Fully diluted earnings (loss) per common and common
equivalent share:
   Income (loss) from continuing operations                      $  (0.65)   $ 0.40   $  0.74
   Loss from discontinued operations                                (0.15)    (0.06)    (0.31)
   Gain on disposal                                                  0.07        --        --
                                                                 ------------------------------
                                                                 $  (0.73)   $ 0.34   $  0.43
                                                                 ==============================

Shares used to compute earnings (loss)  per common
and common equivalent share:
   Primary                                                         11,474    11,592    11,045
                                                                 ==============================
   Fully diluted                                                   11,474    11,598    11,424
                                                                 ==============================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (in thousands)


                                                                                                           Total        Number of
                                                             Common   Treasury   Retained              Shareholders'      Shares
                                                             Stock      Stock    Earnings   Currency       Equity      Outstanding
                                                            ----------------------------------------------------------------------
Balances at June 30, 1994                                   $27,614   $     --    $28,112        $--        $ 55,726        10,828
   Shares issued upon exercise of stock options               1,440         --         --         --           1,440           282
   Tax benefits related to stock options                        395         --         --         --             395            --
   Net income                                                    --         --      4,923         --           4,923            --
                                                            ----------------------------------------------------------------------

Balances at June 30, 1995                                    29,449         --     33,035         --          62,484        11,110
   Shares issued upon exercise of stock options               2,811         --         --         --           2,811           279
   Tax benefits related to stock options                        506         --         --         --             506            --
   Purchase of common stock                                      --       (460)        --         --            (460)          (35)
   Subsidiaries equity transaction                              (92)        --         --         --             (92)           --
   Net income                                                    --         --      3,915         --           3,915            --
                                                            ----------------------------------------------------------------------

Balances at June 29, 1996                                    32,674       (460)    36,950         --          69,164        11,354
   Shares issued upon exercise of stock options              10,807         --         --         --          10,807         1,056
   Tax benefits related to stock options                      2,039         --         --         --           2,039            --
   Purchase of common stock                                      --    (10,466)        --         --         (10,466)         (792)
   Acquisition of MicroClock, Inc.                               34      7,966         --         --           8,000           609
   Sale of Galaxy Power                                          --       (789)        --         --            (789)          (68)
   Subsidiaries equity transactions                            (188)        --         --         --            (188)           --
   Currency translation adjustment                               --         --         --         (1)             (1)           --
   Net loss                                                      --         --     (8,419)        --          (8,419)           --
                                                            ----------------------------------------------------------------------
Balances at June 28, 1997                                   $45,366   $ (3,749)   $28,531        $(1)       $ 70,147        12,159
                                                            ======================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                    Year Ended
                                                                         ------------------------------
                                                                            June 28   June 29   June 30
                                                                             1997       1996      1995
                                                                         ------------------------------
Cash flows from operating activities:
   Net income (loss)                                                       $ (8,419)  $ 3,915   $ 4,923
   Increase (decrease) in cash to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                           3,659     3,129     3,039
      Minority interest and equity investment                                 7,492    (1,058)       --
      (Gain) loss on sale of assets                                            (356)       42        63
      Loss from discontinued operations                                         909       721     3,560
      Deferred income taxes                                                   1,541       866      (217)
      Write-off of in-process research & development costs                   11,196     1,500        --
      Facility closing, non-cash portion                                         --     1,215        --
      Change in business strategy charges, noncash portion                       --        --       929
      Write-down of discontinued product lines                                   --        --     3,606
      Accounts receivable                                                    (8,808)    1,850     3,418
      Inventory                                                                   2    (2,754)   (3,256)
      Other assets, net                                                        (687)      560       704
      Accounts payable, accrued expenses and other liabilities                3,480     1,895      (592)
      Income taxes                                                              292      (405)     (158)
                                                                         ------------------------------
   Net cash provided by operating activities                                 10,301    11,476    16,019
                                                                         ------------------------------

Cash flows from investing activities:
   Capital expenditures                                                      (3,358)   (4,390)   (3,508)
   Proceeds from sale of fixed assets                                           107       129       745
   Proceeds from sales of marketable securities                                 845        --     2,004
   Proceeds from sale of discontinued operations                              1,925        --        --
   Proceeds from maturities of marketable securities                         10,499    18,316    13,309
   Purchases of marketable securities                                       (19,205)   (5,940)   (8,376)
   Deposits on purchase contracts, net                                       (4,002)   (1,020)   (5,500)
   Investment in discontinued operations                                         --        --    (7,466)
   Investment in subsidiary, net of cash acquired                            (6,074)     (986)       --
                                                                         ------------------------------
   Net cash provided by (used in) investing activities                      (19,263)    6,109    (8,792)
                                                                         ------------------------------

Cash flows from financing activities:
   Net borrowings (repayments) under line of credit agreement                (2,315)    2,315      (867)
   Repayments of long-term debt                                                (138)   (2,027)     (375)
   Decrease in bank overdrafts                                                   --        --    (2,061)
   Exercise of stock options                                                 10,807     2,811     1,440
   Tax benefit of stock option exercise                                       2,039       506       395
   Purchase of common stock                                                 (10,466)     (460)       --
   Other                                                                         84        --        --
                                                                         ------------------------------
   Net cash provided by (used in) financing activities                           11     3,145    (1,468)
                                                                         ------------------------------
Net increase (decrease) in cash                                              (8,951)   20,730     5,759
Cash and cash equivalents:
   Beginning of year                                                         27,376     6,646       887
                                                                         ------------------------------
   End of year                                                             $ 18,425   $27,376   $ 6,646
                                                                         ==============================

Supplemental disclosures of cash information:
   Cash payments during the period for:
      Interest                                                             $     58   $   308   $   304
                                                                         ==============================
      Income taxes                                                         $  2,336   $ 1,407   $ 6,120
                                                                         ==============================

For a description of certain non-cash investing and financing transactions, refer to footnotes 2 and 19.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company designs, manufactures and markets mixed signal integrated circuits ("ICs") primarily for timing and networking solutions for the PC industry and also markets custom, application-specific ICs developed pursuant to product development projects with selected customers.

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Consolidation Policy

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries (wholly and majority-owned), after elimination of all significant intercompany accounts and transactions. The effect of adjustments to the Company's carrying values of subsidiaries resulting from their underlying equity transactions is included in the Company's stockholders' equity.

Reporting Periods

In fiscal 1996 the Company changed its fiscal year to a 52/53 week operating cycle that ends on the Saturday nearest June 30. All of the reporting periods presented herein represents a 52-week operating cycle.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at June 28, 1997 consist of cash, overnight retail repurchase agreements (held in U.S. Treasury obligations), money market funds and commercial paper.

Marketable Securities

Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), which requires certain investments to be categorized as either held-to-maturity, trading, or available-for-sale. The Company previously classified its investments as held-to-maturity. However, effective management of financial activities increasingly requires a flexible approach to asset and liability management that is inconsistent with this classification. Accordingly, at June 28, 1997 and June 29, 1996, marketable equity and debt securities are classified as available-for-sale and are stated at fair value. The transfer was accounted for at fair value and no gain or loss was recognized. Marketable equity and debt securities available for current operations are classified as current assets.

The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses are included in other income or expense.

There was no cumulative effect as a result of adopting SFAS 115 in fiscal year 1995.

Inventory

Inventory is stated at the lower of standard cost which approximates actual cost (FIFO basis) or market.

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

Goodwill

The purchase price in excess of the fair value of net assets acquired is amortized on a straight-line basis over 7 years. Accumulated amortization was $4.4 million and $0.2 million as of June 28, 1997 and June 29, 1996, respectively. During the fourth quarter of 1997, the Company recorded an impairment loss of $7.1 million, of which $3.9 million is related to goodwill. This decision to record an impairment was based on the decline in the financial results of Voyetra and a determination that the cash flows from the business would not be sufficient to recover the carrying value of the Company's investment. See footnote 3 for further details.

Carrying Value of Long-Term Assets

The Company evaluates the carrying value of long-term assets, including goodwill, based upon current and anticipated undiscounted cash flows, and recognizes an impairment when it is probable that such estimated cash flows will be less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value. The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets Disposed of" (SFAS 121) in fiscal year ending June 28, 1997. See footnote 3 for a discussion of an impairment charge in the Voyetra investment, which was recorded in the fourth quarter of fiscal 1997.

Revenue Recognition

Product sales are recognized as revenue upon shipment to the customer. Estimated allowances are established to recognize the right of return from selected customers. Design revenue is recognized pursuant to development and production contracts for custom ICs representing partial reimbursement of research and development expenditures.

Concentration of Credit Risk

The Company sells its products primarily to original equipment manufacturers and distributors in North America, Europe and the Pacific Rim. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Concentrations of credit risk with respect to trade accounts receivable from specific customers is limited due to the large number of customers and their dispersion across many geographic areas, however, there is a substantial concentration in the personal computer industry. See footnote 18 for geographic information.

Income Taxes

Income taxes are computed in accordance with Statement of Financial Accounting Standards No. 109. The Company files a consolidated federal tax return with its 80% or more owned subsidiaries, which included Turtle Beach for the first five months of the fiscal year and, accordingly, any dividends from included companies are not taxable to the Company.

Earnings per Common Share

Primary earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options to purchase common stock (using the treasury stock method based on average price over the period).

Fully diluted earnings per share is based on the weighted average number of shares and equivalent shares outstanding (using the treasury stock method based on average or ending price, if higher, over the period), unless anti-dilutive. No common stock equivalents were included in the fiscal 1997 calculation since the effect would have been anti-dilutive.

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

Accounting for Stock-based Compensation

The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which became effective for the year ended June 28, 1997. The Company continues to apply APB25 and related interpretation in accounting for its stock options to employees and directors. See footnote 15 for pro forma disclosures.

Reclassification of Accounts

Certain reclassifications have been made to conform prior year's balances to the current year presentation. During the third quarter of fiscal 1997, the Company classified ARK Logic as discontinued operations, and all prior periods have been restated to reflect this presentation.

New Accounting Pronouncements

The Company has not adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which will become effective in the second quarter of fiscal 1998. The Company believes that the adoption of this statement will not have a material financial impact.

The Company has not adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which will become effective for fiscal year 1999. The Company believes that the adoption of this statement will not have a material financial impact

The Company has not adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information", which will become effective for fiscal year 1999. The Company believes that the adoption of this statement will not have a material financial impact.

(2)  ACQUISITIONS/MERGERS

On November 29, 1996 the Company signed an Agreement and Plan of Merger, (the "Merger Agreement") to sell its approximately 87% interest in Turtle Beach Systems, Inc. ("Turtle Beach") to Voyetra Technologies Inc. ("Voyetra"), in exchange for an approximately 35% equity interest in Voyetra. Voyetra is a supplier of music and audio software. No gain or loss was initially recorded on this transaction in accordance with APB 29 "Accounting for Nonmonetary Transactions", which states that the exchange of similar productive assets (i.e., investments accounted for by the equity method) not held for sale in the ordinary course of business does not result in the culmination of the earnings process. The Company's proportionate share of underlying equity in Voyetra was approximately $3.5 million. The excess of the Company's carrying value over their proportionate share of underlying equity was approximately $4.3 million. The Company accounts for its investment in Voyetra under the equity method of accounting. In connection with the merger, the Company also entered into a Revolving Credit Agreement and Note (the " Revolving Credit Agreement") with Voyetra, pursuant to which the Company has agreed to make loans to Voyetra up to an aggregate of $3.5 million, subject to certain covenants. (See Related Party footnote 19). The Company recorded an impairment loss on this investment in the fourth quarter of fiscal 1997. (See Disposition/Impairment footnote 3).

On February 28, 1997 the Company acquired all the capital stock of MicroClock, Inc. ("MicroClock"), a producer of clock synthesizer integrated circuits for multimedia applications, for approximately $16.4 million satisfied in the form of approximately $6.4 million in cash and 608,504 shares of ICS common stock. The Company's shares exchanged in the transaction are restricted from sale for one year, therefore, the shares were valued at a discount from the closing price on the date of issuance based on an independent valuation. The acquisition was accounted for under the purchase method of accounting and resulted in a charge of $11.2 million related to the write-off of in-process research and development costs and the recording of goodwill of $1.7 million, which will be amortized over the next 7 years. Revenues and results of operations of MicroClock were not significant to the Company's consolidated statement of operations for the year ended June 29, 1997.

(3)  DISPOSITIONS/IMPAIRMENT

In the first quarter of fiscal 1997, the Company sold its Galaxy Power, Inc. subsidiary, which owned the assets related to the battery charge controller product line, for $0.8 million to Edward H. Arnold, former Chairman and CEO of the Company. The purchase consideration was satisfied by transfer of 68,387 shares of the Company's stock and was based on a valuation made by an independent appraiser. See Related Party footnote (19).

During the third quarter of fiscal 1997, the Company implemented a plan, with approval by the Board of Directors, to dispose of its majority interest in their subsidiary, ARK Logic, within a 12-month period. Accordingly, the Company had presented ARK Logic as discontinued operations and all prior periods have been restated to reflect this presentation. The Company recorded a charge of $1.5 million in the third quarter, including severance and facility termination costs. Subsequently, the Company sold approximately 80% of its holdings in ARK Logic to Vision 2000 Ventures, Ltd. ("Vision 2000") for which a gain of $2.4 million, including the reversal of severance and facility termination accruals, was recorded. The sale and purchase agreement required 20% of the sales price to be held in escrow for two years. The amounts from discontinued operations are not tax effected, as ARK Logic was not consolidated for tax purposes and ARK Logic has net operating loss carryforwards. Revenues from ARK Logic for fiscal 1997, 1996 and 1995 were $1.8 million, $10.2 million and $6.6 million, respectively.

During the fourth quarter of fiscal 1997 the Company determined that significant events and changes in circumstances had occurred subsequent to the merger that indicated it was probable that its investment in Voyetra would not be recoverable. In the opinion of the Company's management, Voyetra was experiencing an adverse shift in the fundamentals of its business which resulted in deteriorating gross profit margins and a substantial increase in operating losses. In addition, during the fourth quarter of fiscal 1997 the Company notified Voyetra that they had violated certain covenants and were in default under the Revolving Credit Agreement (see Related Party footnote 19). As such, the Company believes that it is under no obligation to provide financing under the Revolving Credit Agreement. Management of the Company believes that other alternatives for third party financing for Voyetra are limited. As a result of these significant events in the fourth quarter, management of the Company estimated that the undiscounted cash flows anticipated for Voyetra would not be sufficient to recover the carrying value of the Company's investment and a write-down to fair value was required. Consequently, in the fourth quarter of fiscal 1997, the Company recorded an impairment loss of $7.1 million on its investment in Voyetra which is included in the Statement of Operations as Impairment in equity investment.

The Company and Voyetra have asserted various claims against each other. However, the Company's management is of the belief that resolution of such claims would not likely have a material adverse effect on the Company's consolidated financial position.

(4)  SPECIAL CHARGES

The Company's Form 10-Q for the third quarter of fiscal 1997, discussed a $11.2 million charge for write-off of in-process research and development cost as a result of the MicroClock acquisition. The charge will not affect future cash outflows.

The Company's Form 10-Q for the second quarter of fiscal 1996, discussed a special charge of $2.7 million, net of taxes, taken during the second quarter of fiscal 1996. Of the total charge, approximately $2.3 million, net of tax, was related to non-cash items. The charge will not affect future cash outflows, as such obligations have been met.

The Company's Form 10-K for the fiscal year ending June 30, 1995 discussed a special charge of $11.5 (which includes $4.1 million related to discontinued operations) million taken during the third quarter of fiscal 1995. Of the total charge, approximately $9.0 million was related to non-cash items. The charge will not affect future cash outflows, as such obligations have been met.

(5)  PURCHASE COMMITMENTS

During fiscal 1997, under an existing wafer supply contract with Chartered Semiconductor Manufacturing PTE Ltd. ("CSM") the Company advanced to CSM a deposit of $6.0 million as part of a commitment for CSM to supply an agreed minimum quarterly quantity of wafers over a five-year period from April 1996 through December 2000. In addition, CSM agreed to provide to the Company favorable price concessions as part of such commitment. Under its agreement with CSM the Company is required to increase its deposit to up to $10.0 million during the five-year term. As of June 28, 1997, the remaining commitment under this agreement of $2.0 million is due by September 1, 1997. This non-interest bearing deposit is recorded as a long term asset under the caption "Deposits on purchase contract" and will be progressively repaid from January 1, 1998, as wafers are purchased. The Company had previously entered into a similar agreement with American Microsystems, Inc., by which it placed a $5.5 million deposit which has been progressively repaid as wafer purchases were made.

As of June 28, 1997, approximately $2.6 million of deposit was outstanding which the Company expects to receive within the next twelve months. The deposit made to secure these commitments was recorded as a current asset under the caption "Other current assets".

(6)  MARKETABLE SECURITIES

The estimated fair value of each investment approximates the cost and, therefore, there are no unrealized gains or losses as of June 28, 1997 and June 29, 1996. Proceeds from the sale or maturity of the investments were $11.3 million and $18.3 million in fiscal 1997 and 1996, respectively. The cost of securities sold is based on the specific identification method. Marketable securities and commercial paper classified as current assets at June 28, 1997 are due within one year.

(7)  ACCOUNTS RECEIVABLE

The components of accounts receivable are as follows (in thousands):

                                                           June 28   June 29
                                                             1997      1996
                                                          -------------------
     Accounts receivable                                   $21,133   $15,784
     Less: reserves for allowances and doubtful accounts      (443)   (2,079)
                                                          -------------------
                                                           $20,690   $13,705
                                                          ===================

(8)  INVENTORY

The components of inventories are as follows (in thousands):

                                              June 28    June 29
                                                1997       1996
                                             ---------------------
     Work-in-process                           $ 9,362   $ 6,876
     Finished parts                              6,553    11,362
     Less: obsolescence reserve                 (2,373)   (2,001)
                                             ---------------------
     Inventory, net                            $13,542   $16,237
                                             =====================


(9)  PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                          June 28    June 29
                                                            1997       1996
                                                         ---------------------
     Land and building                                     $ 5,394   $ 5,359
     Machinery and equipment                                18,601    15,624
     Furniture and fixtures                                  1,240     1,383
     Leasehold improvements                                    258       208
                                                          --------------------
                                                           $25,493   $22,574
     Less: accumulated depreciation and amortization        11,389     8,439
                                                          --------------------
     Property and equipment, net                           $14,104   $14,135
                                                          ====================

Depreciation and amortization expense related to property, plant and equipment was $3.6 million, $2.8 million and $2.4 million in 1997, 1996 and 1995, respectively.

(10) DEBT

In February 1996, the Company renegotiated its revolving/term loan credit facility with a commercial bank to extend the expiration to December 31, 1997. The facility is subject to certain covenants, including the maintenance of certain financial ratios, minimum tangible net worth requirements, and a prohibition against the payment of cash dividends without prior bank approval. The Company was in compliance with all covenants as of June 28, 1997. On June 28, 1997, the Company had no outstanding borrowings under this facility.

The line of credit available for future borrowings at June 28, 1997 was $17.0 million; $3 million was reserved for outstanding letters of credit. Advances under the revolving portion of the facility bear interest pegged at either the bank's prime rate or the LIBOR rate.

A summary of long-term debt is as follows (in thousands):

                                                    June 28  June 29
                                                      1997     1996
                                                   ------------------
          PIDA second mortgage, payable in monthly
          installments through April 2009,
           interest at 2%                            $1,636   $1,746
          Lease obligations and other                    73        2
                                                   ------------------
                                                     $1,709   $1,748
          Less current portion                          206      117
                                                   ------------------
          Long-term debt, less current portion       $1,503   $1,631
                                                   ==================

Aggregate annual maturities of long-term debt as of June 28, 1997 (in thousands):

               1998                   $  206

               1999                      126

               2000                      128

               2001                      131

               2002                      133

               2003 and beyond           985
                                      ------
                                      $1,709
                                      ======

(11) LEASE OBLIGATIONS

The Company leases certain of its facilities under operating lease agreements, some of which have renewal options.

Rental expense under operating lease agreements, net of sublease income, was $0.3 million, $0.5 million and $0.5 million in 1997, 1996 and 1995, respectively.


Future minimum lease commitments under the Company's operating leases (in thousands):


               1998           $  612

               1999              300

               2000              244

               2001              152
                              ------
                              $1,308
                              ======

In connection with merger of Turtle Beach and Voyetra, the Company has guaranteed lease payments relating to the Fremont facility which total $379,000.


(12) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Cash and cash equivalents, accounts receivable and accounts payable - The carrying amounts of these items approximate their fair values at June 28, 1997 due to the short-term maturities of these instruments.

     Marketable securities - The estimated fair value of each investment approximates the amortized cost and as such no unrealized gain or loss has been recorded.

     Long-term debt - Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which quoted market prices are not available.

     The carrying value of this item approximates its fair value on June 28, 1997.

(13)    INCOME TAXES

The provision for income taxes consists of the following (in thousands):

                                           Year Ended
                                 ----------------------------
                                   June 28  June 29   June 30
                                    1997      1996      1995
                                 ----------------------------
Current tax expense:
     Federal                        $4,248   $1,324    $4,190
     State                             525     (814)    1,178
                                 ----------------------------
     Total current                  $4,773   $  510    $5,368
                                 ----------------------------

Deferred tax expense (benefit):
     Federal                        $1,299   $  341    $ (227)
     State                             242      525        10
                                 ----------------------------
     Total deferred                  1,541      866      (217)
                                 ----------------------------
     Total income tax expense       $6,314   $1,376    $5,151
                                 ============================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                 Year Ended
                                        ---------------------------
                                          June 28  June 29  June 30
                                           1997     1996     1995
                                        ---------------------------
Deferred tax assets:
    Accounts receivable allowances         $  171   $  852   $  563
    Inventory valuation                       744      903    1,601
    Change in business strategy reserves       --      102      626
    Net operating loss carry forward          195      529      194
    Capital loss carry forward              2,136       --       --
    Intangible asset                           --      584       --
    Basis in investee                         692       --       --
    Accrued expenses and other                291      416      566
                                        ---------------------------
        Gross deferred tax assets           4,229    3,386    3,550
         Less valuation allowance           3,090      911       --
                                        ---------------------------

   Deferred tax asset                       1,139    2,475    3,550

Deferred tax liabilities:
   Depreciation                               899      773      836
   Other                                       94       15      161
                                        ---------------------------
        Deferred tax liabilities              993      788      997
                                        ---------------------------

Net deferred tax asset                     $  146   $1,687   $2,553
                                        ===========================

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

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, potential limitations with respect to the utilization of loss carry forwards, and tax planning strategies in making this assessment. Based upon the projections for future taxable income over the periods which deferred tax assets are deductible and the potential limitations of loss and credit carry forwards, management believes it is more likely than not the Company will realize a portion of these deductible differences, net of existing valuation allowances at June 28, 1997. The Company will periodically assess and re-evaluate the status of its recorded deferred tax assets.

The actual tax expense differs from the "expected" tax expense computed by applying the statutory Federal corporate income tax rate of 35% in all fiscal years to income before income taxes as follows (in thousands):

                                                   Year Ended
                                        -----------------------------
                                          June 28   June 29   June 30
                                            1997      1996      1995
                                        -----------------------------
Computed expected tax expense (benefit)  $ (736)  $ 1,481    $3,526
Change in estimate of state taxes            --    (1,065)       --
Loss in equity investments                2,778      (371)       --
Loss from discontinued operations           318       252     1,246
Gain from sale of Galaxy Power             (174)       --        --
Change in valuation allowance                --       911        --
Foreign trade income exemption               --       (91)     (124)
State taxes (net of federal income tax      228       188       772
 benefit)
Utilization of net operating loss carry      --        --      (383)
 forward
Tax-exempt interest and dividends           (29)      (86)     (237)
In-process research and development       3,904        --        --
 write-off
Other                                        25       157       351
                                        -----------------------------
                                         $6,314   $ 1,376    $5,151
                                        =============================

As of June 28, 1997, the Company has state operating loss carry forwards of approximately $3.0 million expiring through 2000. The Company also has a capital loss carry forward of approximately $5.2 million expiring in 2012. During the fourth quarter of fiscal 1996, the Company changed its estimate of accrued state taxes.

(14) EMPLOYEE BENEFIT PLANS

The Company has a bonus plan which covers substantially all employees with at least six months of service. Bonuses under this plan are based on the Company achieving specified revenue and profit objectives and on individuals meeting specified performance objectives. Amounts charged to expense for the plan were $1.9 million, $1.1 million and $1.9 million in fiscal years 1997, 1996 and 1995, respectively.

The Company has a 401(k) employee savings plan which provides for contributions to be held in trust by corporate fiduciaries. Employees are permitted to contribute up to 12 percent of their annual compensation. Under the plan, the Company makes matching contributions equal to 150% of the first 1% contributed, 125% of the second 1% contributed, 100% of the third 1% contributed, 75% of the fourth 1% contributed and 50% of the next 2% up to a maximum of 6 percent of annual compensation, subject to IRS limits. The amounts contributed by the Company and charged to expense were $0.3 million in each of the three fiscal years.

(15) STOCK OPTION PLANS

The Company has various stock option plans (the "Plans") under which key employees and non-employee directors and consultants may be granted incentive stock options and non-qualified options through November 2002.

The Company's 1997 Equity Compensation Plan ("the 1997 Plan") was approved by the Board of Directors and will be presented as a proposal to approve and ratify the adoption by shareholders at the Shareholders' Meeting on October 23, 1997.

Incentive stock options are granted at prices not less than the fair market value at the date of grant, as determined by the market price for the Company's common stock, and become exercisable as determined by the Company's stock option committee, generally over four or five years. Options can be granted for terms of up to ten years. Non-qualified stock options have also previously been granted from time to time to various employees and directors at prices at fair market value with various vesting provisions. Stock option transactions during fiscal years 1997, 1996 and 1995 are summarized as follows (in thousands, except price per share):

                                 Options Available
                                  For Grant Under                       Weighted Average
                                     The Plans       Number of Shares    Exercise Price
                               ---------------------------------------------------------
Balance June 30, 1994                          398              1,837             $12.14
   Additional shares reserved                  500                 --                 --
   Granted                                  (2,765)             2,765              10.32
   Exercised                                    --               (282)              5.09
   Terminated                                1,969             (1,969)             12.77
                               ---------------------------------------------------------
Balance June 30, 1995                          102              2,350             $10.31
   Additional shares reserved                  600                 --                 --
   Granted                                    (934)               934              11.96
   Exercised                                    --               (279)             10.09
   Terminated                                  548               (548)             11.81
                               ---------------------------------------------------------
Balance June 29, 1996                          316              2,457             $10.63
   Additional shares reserved                  300                 --                 --
   Granted                                    (951)               951              12.22
   Exercised                                    --             (1,055)             10.23
   Terminated                                  366               (366)             11.08
                               ---------------------------------------------------------
Balance June 28, 1997                           31              1,987             $11.52
                               =========================================================

As of June 28, 1997, options for 0.5 million shares were exercisable at prices ranging from $0.08 to $15.75 at an aggregate exercise price of $7.6 million. Income tax benefits attributable to non-qualified stock options exercised and disqualifying dispositions of incentive stock options are credited to common stock.
During fiscal 1997, 0.4 million stock options have been granted to employees under the Plans, at an exercise price of $13.25, the fair market value at grant date, for terms of five years. The Company is currently in the process of converting such grants to non-qualified stock options not subject to the Plans. Such options are not included in the above table but are considered in the SFAS 123 pro forma disclosure that follows.

                        Options Outstanding                                    Options Exercisable
-------------------------------------------------------------------     -------------------------------
                                Weighted Average
                                    Remaining
       Range of      Number     Contractual Life   Weighted Average         Number     Weighted Average
    Exercise Price Outstanding     (in years)       Exercise Price        Exercisable   Exercise Price
-------------------------------------------------------------------     -------------------------------
    $0.08 - $ 4.89          40            2.71              $ 1.42                 16          $ 1.35
    $6.86 - $10.25         515            3.03               10.02                200           10.15
   $10.38 - $13.25        1133            3.89               11.81                228           10.81
   $13.50 - $15.44         298            3.80               14.24                 76           14.69
-------------------------------------------------------------------     -------------------------------
    $0.08 - $15.44       1,987            3.63              $11.52                520          $10.84

The Company applies APB 25 and related interpretations in accounting for stock option plans. Had compensation cost been recognized consistent with SFAS 123, the Company's consolidated net earnings (loss) and earnings (loss) per share would have been as follows:

                                             1997    1996
                                           -----------------
Net income (loss)            As reported  $ (8,419)  $3,915
(000 omitted)                Pro forma     (10,405)   3,330

Earnings (loss) per share
   Primary                   As reported  $  (0.73)  $ 0.34
                             Pro forma       (0.91)    0.29

   Fully diluted             As reported  $  (0.73)  $ 0.34
                             Pro forma       (0.91)    0.29

The per share weighted-average fair value of stock options issued by the Company during 1997 and 1996 was $6.57 and $6.69, respectively.

The following assumptions were used by the Company to determine the fair value of stock options granted using the Black-Scholes option-pricing model:

Dividend yield                               0%
Expected volatility                      60-65%
Average expected option life            4 years
Risk-free interest rate          5.34% to 6.71%

Pro forma net income (loss) reflects only options granted in fiscal 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over an option's vesting period, and compensation cost for options granted prior to July 1, 1995 is not considered.



(16) EARNINGS PER SHARE

The Company has not adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which will become effective in the second quarter of fiscal 1998. The following represents a pro forma earnings (loss) per share to disclose the effects of this statement on the Company's reported amounts:

                                                          Fiscal 1997   Fiscal 1996   Fiscal 1995
                                                        -----------------------------------------
Income (loss) from continuing operations                      $(7,510)      $ 4,636       $ 8,483
Income (loss) from discontinued operations                       (909)         (721)       (3,560)
                                                        -----------------------------------------
Net income (loss)                                             $(8,419)      $ 3,915       $ 4,923
                                                        =========================================

Basic EPS:
   Income (loss) from continuing operations                   $ (0.65)      $  0.41       $  0.78
   Income (loss) from discontinued operations                   (0.08)        (0.06)        (0.33)
                                                        -----------------------------------------
   Basic EPS                                                  $ (0.73)      $  0.35       $  0.45
                                                        =========================================

   Weighted-average shares outstanding                         11,474        11,278        10,936
                                                        =========================================

Diluted EPS:
   Income (loss) from continuing operations                   $ (0.65)      $  0.40       $  0.77
   Income (loss) from discontinued operations                   (0.08)        (0.06)        (0.32)
                                                        -----------------------------------------
   Diluted EPS                                                $ (0.73)      $  0.34       $  0.45
                                                        =========================================

   Weighted-average shares outstanding                         11,474        11,278        10,936
   Assume exercise of options                                      --           314           109
                                                        -----------------------------------------
   Weighted-average shares outstanding
    and dilutive potential common shares                       11,474        11,592        11,045
                                                        =========================================

(17) TREASURY STOCK


In January 1996, the Company's Board of Directors authorized a program to repurchase up to 1.0 million shares of the Company's common stock. As of June 28, 1997, the Company has repurchased 0.8 million shares valued at $10.9 million using the cost method. In connection with the sale of its battery charge controller product line, the Company received 68,387 shares of the Company's common stock valued at $11.537 per share, which is included in treasury stock (see Related Party footnote 19). In connection with the Company's acquisition of MicroClock, the Company issued 0.6 million shares which were taken from treasury stock (see Acquisition/Merger footnote 2). As of June 28, 1997, the

Company had 0.3 million shares in treasury stock valued at $3.7 million, held at an average cost of $13.09.

(18) BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates primarily within one business segment, which is the design, development and marketing of integrated circuits and related board level products. Foreign sales consist of shipments primarily to the Pacific Rim and Europe and which were approximately 60.3%, 46.8% and 55.1% of revenue in 1997, 1996 and 1995, respectively.

(19) RELATED PARTY

On September 25, 1996, the Company sold its battery charge controller product line to Edward H. Arnold, a former director and former Chief Executive Officer of the Company. Although the Company had been involved in this product line since 1991, it was not considered part of the Company's core business and the associated products did not materially contribute to the Company's revenue. In making this sale the Company determined that further investment in such a product line was not consistent with the strategic direction of the Company. Under the terms of such tax-free sale, Mr. Arnold acquired all outstanding shares of the Company's wholly-owned subsidiary which owned the intellectual property rights and working capital assets of this product in exchange for 68,387 shares of the Company's common stock valued at $11.537 per share (the average closing price for the 10 days prior to the sale). The sale price of $0.8 million was based upon a valuation made by an independent appraiser and involved a premium over such valuation. In addition, the Company will receive a royalty of 2% for all sales during the three-year period after September 25, 1996 as consideration for a trademark license associated with this product line. The Company has recorded the gain in the statement of operations as follows: the battery charge controller inventory sold was recorded as revenue ($0.6 million) with its corresponding costs in cost of sales ($0.3 million), and the gain on the remaining assets is recorded as other income ($0.2 million).

In the first quarter of fiscal 1997, the Company and David Sear, the former President and Chief Executive Officer, entered into a severance agreement. Dr. Sear received $0.3 million in the form of cash, accelerated stock options, and health benefits at the time of his departure.

In the first quarter of fiscal 1997, the Company and Henry I. Boreen, Chairman of the Board, entered into an employment agreement as Interim Chief Executive Officer. For his services in this capacity, Mr. Boreen received a grant of 75,000 stock options at an exercise price of $10.38 per share which was equal to the closing price on the date of grant, and which option has a term of ten years and becomes exercisable in monthly installments over the six month period following the date of grant.

In the second quarter of fiscal 1997, the Company entered into a Revolving Credit Agreement with Voyetra under which the Company extends a line of credit up to $3.5 million, subject to certain limitations and certain financial covenants. As of June 28, 1997, the Company believes that Voyetra was not in compliance with respect to these financial covenants. See footnote 3 for further information.

(20) MAJOR CUSTOMERS

During fiscal 1997 and 1995, no customer represented 10% or more of the Company's revenues. During fiscal 1996 shipments to Intel (including all Intel subcontractors) accounted for 11% of the Company's consolidated revenue.

(21) QUARTERLY DATA (UNAUDITED)


The following is a summary of the unaudited quarterly results of operations for the years ended June 28, 1997 and June 29, 1996 (in thousands, except per share data):

                                                                          Quarter Ended
                               -------------------------------------------------------------------------------------------------
                                 September 28   December 28   March 29   June 28   September 29  December 30  March 30   June 29
                                     1996           1996        1997       1997        1995         1995        1996       1996
                               -------------------------------------------------------------------------------------------------
Revenue                               $21,381       $27,445   $ 25,121   $30,412        $25,185      $29,753   $15,382   $21,010
Cost of sales                          13,677        16,278     13,504    15,678         11,888       16,664    11,891    14,405
Research and development                2,851         3,215      3,512     3,943          2,307        3,022     2,495     2,723
In process R&D costs                       --            --     11,196        --             --        1,500        --        --
Operating income (loss)                   822         3,847     (6,222)    6,940          6,418        2,106    (3,748)     (576)
Income (loss) from continuing
operations                                996         2,739     (7,980)   (3,265)         4,094        1,838    (1,726)      430,
Income (loss) from
discontinued operations                  (367)         (493)    (2,845)    2,796             67           55      (360)     (483)
                               -------------------------------------------------------------------------------------------------
Net income (loss)                     $   629       $ 2,246   $(10,825)  $  (469)       $ 4,161      $ 1,893   $(2,086)  $   (53)
                               =================================================================================================

Income (loss) from continuing
operations                            $  0.09       $  0.24   $  (0.68)  $ (0.27)       $  0.34      $  0.16   $ (0.15)  $  0.04
Income (loss) from
discontinued operations                 (0.03)        (0.04)     (0.24)     0.23           0.01         0.00     (0.03)    (0.04)
                               -------------------------------------------------------------------------------------------------
Net income (loss)                     $  0.06       $  0.20   $  (0.92)  $ (0.04)       $  0.35      $  0.16   $ (0.18)     0.00
                               =================================================================================================

Shares used to compute
earnings per common and
common equivalent share:

Weighted shares outstanding            11,346        11,379     11,771    11,939         11,894       11,682    11,317    11,331
                               =================================================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information with respect to directors required by this Item is incorporated by reference to the section entitled "Election of Directors" in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's definitive Proxy statement for its 1997 Annual Meeting of Shareholders. Those portions of the Proxy Statement included in response to Item 402(k) and Item 402(l) of Regulation S-K are not incorporated by reference into Part III.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the section entitled "Beneficial Ownership of Common Stock" in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the section entitled "Executive Compensation-Certain Transactions" in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report.


     (1)  Consolidated Financial Statements


          The following consolidated financial statements of the Registrant and Independent Auditor's Report of KPMG Peat Marwick LLP, are included in
          Item 8 of this Report.

               Independent Auditors' Report

               Consolidated Balance Sheets as of June 28, 1997 and June 29, 1996

               Consolidated Statements of Operations for years ended June 28, 1997, June 29, 1996 and June 30, 1995

               Consolidated Statements of Shareholders' Equity for the years ended June 28, 1997, June 29, 1996 and June 30, 1995

               Consolidated Statements of Cash Flows for the years ended June 28, 1997, June 29, 1996 and June 30, 1995

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

 +*10.6 1992 Stock Option Plan. (Exhibit 4.1 to the registrant's registration statement, No. 33-55902, on Form S-8, filed on December 17, 1992.)

 +*10.7 Key Employee Agreement between Registrant and MARK R. Guidry, effective November 30, 1992. (Exhibit 28.2 to the 1993 S-3 Registration Statement)

 +*10.8 Amendment to the Registrant's 1992 Stock Option Plan, dated December 10, 1992. (Exhibit 28.4 to the 1993 S-3 Registration Statement)

  *10.9   Lease Agreement dated June 13, 1988 between VLSI Design
          Associates and Sobrato Group. (Exhibit 10.27 to the registrant's registration statement, No. 33-54142, on Form S-4, filed on November 3, 1992)

 *10.10 Lease between Turtle Beach Systems, Inc. and Winship Land Associates III dated May 28, 1993. (Exhibit 10.27 to the 1993 Form 10-K)

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

* 10.19 Amendment to the Registrant's 1992 Stock Option Plan, dated November 21, 1995. (Exhibit 99.1 to the 1996 S-8 Registration Statement)

+ 10.20   Agreement dated August 2, 1996 between the Company and David W. Sear

+ 10.21   Agreement dated August 30, 1996 between the Company and Hock E. Tan

+ 10.22   Agreement dated September 3, 1997 between the Company and Henry I.
          Boreen

+ 10.23   Agreement dated April 2, 1997 between the Company and Stavro E.
          Prodromou


  11      Statement re:  computation of per share income

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

                                  SCHEDULE II


                        INTEGRATED CIRCUIT SYSTEMS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

           Years ended June 28, 1997, June 29, 1996 and June 30, 1995
                                 (in thousands)

                                Balance at     Additions Charged
                               Beginning of      to Costs and                    Balance at
Description                       Period           Expenses       Deductions    End of Period
----------------------------------------------------------------------------------------------
Year ended June 28, 1997:
   Valuation reserves:
      Accounts receivable          $2,079       $     172           $   1,808/1/   $  443
      Inventory                     2,001             372                  --       2,373

Year ended June 29, 1996:
   Valuation reserves:
      Accounts receivable          $1,363       $   5,992/2/        $   5,276/2/   $2,079
      Inventory                     3,887             760               2,646       2,001

Year ended June 30, 1995:
   Valuation reserves:
      Accounts receivable          $2,461       $     499           $   1,597      $1,363
      Inventory                     4,297           5,142               5,552       3,887

___________________________
/1/ Reflects the de-consolidation of Turtle Beach.

/2/ Reflects an increase in the valuation account for accounts receivable primarily as a result of the slow down in the PC component market and negotiated product return from a small number of significant Turtle Beach customers.

                                   SIGNATURES


     Pursuant to the requirements of section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  INTEGRATED CIRCUIT SYSTEMS, INC.

Date:  September 8, 1997  By:     /S/ STAVRO PRODROMOU
                                  -----------------------
                                  Chief Executive Officer And Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


                                  INTEGRATED CIRCUIT SYSTEMS, INC.


Date:    September 17, 1997  By:  /S/ HOCK E. TAN
                                  -----------------------------
                                  Senior Vice President, Chief Financial Officer
                                  and Secretary

Date:    September 17, 1997  By:  /S/ HENRY I. BOREEN
                                  -----------------------------
                                  Henry I. Boreen, Chairman of the Board

Date:    September 17, 1997  By:  /S/ EDWARD M. ESBER JR.
                                  -----------------------------
                                  Edward M. Esber, Director

Date:    September 17, 1997  By:  /S/ RUDOLF GASSNER
                                  -----------------------------
                                  Rudolf Gassner, Director

Date:    September 17, 1997  By:  /S/ JOHN L. PICKITT
                                  -----------------------------
                                  John L. Pickitt, Director

Date:    September 17, 1997  By:  /S/ STAVRO E. PRODROMOU
                                  -----------------------------
                                  Stavro E. Prodromou, Director