Form 10-Q
period 1997-09-30
INTEGRATED CIRCUIT SYSTEMS INC
filed 1997-11-12
CIK 874689

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                    Form 10-Q
                               ------------------

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------
       EXCHANGE ACT OF 1934

For the Quarter ended September 27, 1997

______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

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
                                    Yes X    No
                                        --      --
As of November 7, 1997, there were outstanding 12,449,130 shares of the Registrant's Common Stock, no par value.

================================================================================

                        INTEGRATED CIRCUIT SYSTEMS, INC.
                        --------------------------------
                                      INDEX
                                      -----

                                                                      Page
                                                                     Number
                                                                     ------

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

        Consolidated Balance Sheets:
        September 27, 1997 and June 28, 1997                           3

        Consolidated Statements of Operations:
        Three Months Ended September 27, 1997 and
        September 28, 1996                                             4

        Consolidated Statements of Cash Flows:
        Three Months Ended September 27, 1997 and
        September 28, 1996                                             5

        Notes to Consolidated Financial Statements                     7


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            9


PART II. OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K

 PART I.  FINANCIAL INFORMATION
Item  1.  Consolidated Financial Statements

                INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           ($ and shares in thousands)

                                                                  September 27,                 June 28,
                                                                       1997                      1997
                                                            -------------------------     ------------------
                                                                   (Unaudited)

 ASSETS

 Current Assets:
    Cash and cash equivalents                                         $   21,242          $    18,425
    Marketable securities - current                                       13,024                7,981
    Accounts receivable, net                                              25,844               20,690
    Inventory, net                                                        16,127               13,542
    Deferred income taxes                                                  1,816                1,139
    Other current assets                                                   3,469                4,435
                                                                     -----------          -----------
       Total current assets                                               81,522               66,212
                                                                     -----------          -----------
 Property and equipment, net                                              14,612               14,104
 Deposits on purchase contracts                                           10,000                8,000
 Goodwill, net                                                             1,539                1,600
  Marketable securities - non current                                        815                   --
 Other assets                                                                703                  706
                                                                     -----------          -----------
       Total assets                                                  $   109,191          $    90,622
                                                                     ===========          ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities:
    Current portion of long-term obligations                         $       196          $       206
    Accounts payable                                                      18,752               12,565
    Income tax payable                                                     4,838                2,346
    Accrued expenses and other current liabilities                         3,292                2,835
                                                                     -----------          -----------
       Total current liabilities                                          27,078               17,952
                                                                     -----------          -----------

 Long-term debt, less current portion                                      1,473                1,503
 Deferred income taxes and other liabilities                               1,047                1,020
                                                                     -----------          -----------
       Total liabilities                                                  29,598               20,475
                                                                     -----------          -----------

 Shareholders' Equity:
   Preferred stock, authorized 5,000 shares, none issued                      --                   --
   Common stock, no par value, authorized 50,000 shares;
       issued 12,715 and 12,445 shares as of
       September 27, 1997 and June 28, 1997, respectively                 49,823               45,366
    Less: treasury stock, at cost (286 and 286 shares as of
       September 27, 1997 and June 28, 1997, respectively                 (3,749)              (3,749)

    Currency translation adjustment                                          (54)                  (1)
    Retained Earnings                                                     33,573               28,531
                                                                     -----------          -----------
       Total shareholders' equity                                         79,593               70,147
                                                                     -----------          -----------
       Total liabilities and shareholders' equity                    $   109,191          $    90,622
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

                                                                        Three Months Ended
                                                                --------------------------------
                                                                   Sept 27,            Sept 28,
                                                                     1997                1996
                                                                ---------------    --------------

Revenues:                                                       $        38,585    $       21,381

Cost and expenses:
   Cost of sales                                                         21,053            13,677
   Research and development                                               4,236             2,851
   Selling, general and administrative                                    5,093             4,030
   Goodwill amortization                                                     60                60
                                                                ---------------    --------------
      Operating income                                                    8,143               763
                                                                ---------------    --------------

Interest and other (income)                                               (523)             (488)
Interest expense                                                            23                13
Minority interest                                                          --                (96)
                                                                ---------------    --------------
      Income before income taxes                                         8,643             1,334
Income taxes                                                             3,601               338
                                                                ---------------    --------------
      Income from continuing operations                                  5,042               996

Discontinued operations:  loss from operations                              --              (367)
                                                                ---------------    --------------
 Net income                                                      $       5,042     $         629
                                                                ===============    ==============
Primary earnings per common and common equivalent shares:
     Income from continuing operations                           $         0.38    $        0.09
     Loss from discontinued operations                                       --            (0.03)
                                                                ---------------    --------------
     Net income                                                  $         0.38    $        0.06
                                                                ===============    ==============

     Weighted common and common equivalent shares outstanding            13,337           11,346


          See accompanying notes to consolidated financial statements.

                INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                         Three Months Ended
                                                                              ---------------------------------------
                                                                                 Sept 27,                 Sept 28,
                                                                                   1997                     1996
                                                                              ----------------       ----------------
Cash flows from operating activities:
   Net income                                                                   $       5,042          $         629
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                     1,013                    835
      Minority interest                                                                    --                    (96)
      (Gain) loss on disposition of assets                                                 --                   (497)
       Loss from discontinued operations                                                   --                    427
      Non-cash compensation                                                                --                     84
      Deferred income taxes                                                              (650)                   307
      Accounts receivable                                                              (5,154)                   240
      Inventory                                                                        (2,585)                   545
      Other assets, net                                                                    96                   (390)
      Accounts payable, accrued expenses and other current liabilities                  6,644                  1,788
      Income taxes                                                                      2,492                      2
                                                                              ----------------       ----------------
         Net cash provided by operating activities                                      6,898                  3,874
                                                                              ----------------       ----------------
Cash flows from investing activities:
   Purchase of investments                                                            (12,951)                    --
   Proceeds from sale/maturities of marketable securities                               7,103                     --
   Capital expenditures                                                                (1,498)                  (380)
   Change in deposits on purchase contracts                                            (1,128)                   244
   Proceeds from sale of fixed assets                                                      --                      1
                                                                              ----------------       ----------------
         Net cash used in investing activities                                         (8,474)                  (135)

Cash flows from financing activities:
   Exercise of stock options                                                            2,852                     28
   Tax benefit of stock options exercised                                               1,605                     --
   Repayments of long-term debt                                                           (40)                   (30)
   Net repayments under line of credit agreement                                           --                 (2,315)
   Repurchase of common stock, net                                                         --                   (678)
                                                                              ----------------       ----------------
         Net cash provided by (used in) financing activities                            4,417                 (2,995)
                                                                              ----------------       ----------------

Effect of exchange rate changes on cash and cash equivalents                              (24)                    --

Net increase in cash and cash equivalents                                               2,817                    744
Cash and cash equivalents:
   Beginning of period                                                                 18,425                 27,376
                                                                              ----------------       ----------------
   End of period                                                              $        21,242         $       28,120
                                                                              ================       ================

                INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

                                   (Unaudited)

                                                  Three Months Ended
                                            -----------------------------
                                             Sept 27,           Sept 28,
                                               1997               1996
                                            ----------         ----------


Supplemental disclosures of cash flow
 information: Cash payments during the
 period for:
      Interest                             $      23          $      13
                                           ==========         ==========

      Income taxes                         $     (96)         $      24
                                           ==========         ==========


         See accompanying notes to consolidated financial statements.

                INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)   INTERIM ACCOUNTING POLICY

The accompanying financial statements have not been audited. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at September 27, 1997 and results of operations and cash flows for the interim periods presented. Certain items have been restated to conform to current period presentation.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended June 28, 1997. Results of operations for the three months ended September 27, 1997 are not necessarily indicative of results to be expected for the full year.

(2)   CONSOLIDATION POLICY

The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries (wholly and majority-owned), after elimination of all significant intercompany accounts and transactions.

(3)    INVENTORY

Inventory is valued at the lower of standard cost which approximates actual costs using the first-in, first-out (FIFO) method, or market.

The components of inventories are as follows (in thousands):

                                  September 27,      June 28,
                                      1997             1997
                                  -------------    ------------
Work-in-process                    $   11,884       $   9,362

Finished parts                          6,986           6,553
Less:  Obsolescence reserve            (2,743)         (2,373)
                                  -------------    ------------
                                   $   16,127       $  13,542
                                  =============    ============


(4)  NEW ACCOUNTING PRONOUNCEMENTS

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

(5)   EARNINGS PER SHARE

The Company has not adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which will become effective in the second quarter of fiscal 1998. The following represents a pro forma earnings (loss) per share to disclose the effects of this statement on the Company's reported amounts:


                                               September 27,  September 28,
                                                   1997           1996
                                               -------------  ------------
Net income                                       $ 5,042        $   629
Basic EPS:                                       $  0.41        $  0.06
Basic weighted average shares outstanding         12,294         11,318

Diluted EPS:                                     $  0.38        $  0.06
Weighted-average shares outstanding and
    Dilutive potential common shares              13,337         11,346


(6)  SUBSEQUENT EVENTS

On October 23, 1997, the Company's 1997 Equity Compensation Plan (the "1997 Plan") was adopted by the shareholders of the Company.

As previously disclosed in the Company's Form 10-K of fiscal 1997, Voyetra Technologies, Inc. ("Voyetra") and the Company have asserted claims against each other in connection with the merger of Turtle Beach and Voyetra in November 1996. Subsequently, on November 5, 1997, Voyetra filed a complaint in the Supreme Court of the State of New York against the Company alleging misrepresentation and breaches of warranty in connection with the aforesaid merger. The Company believes that such claims are without merit and intends to defend this action vigorously. Accordingly, the Company believes that resolution of this dispute is not expected to have a material impact on the consolidated financial statements of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to revenue of certain cost, expense and income items. The table and the subsequent discussion should be read in conjunction with the financial statements and the notes thereto:

                                                                                   Three Months Ended
                                                                         -------------------------------------
                                                                              Sept 27,             Sept 28,
                                                                               1997                 1996
                                                                         ---------------     -----------------
Revenues:                                                                        100.0%                100.0%

Cost and expenses:
   Cost of sales                                                                   54.6                  64.0
   Research and development                                                        11.0                  13.3
   Selling, general and administrative                                             13.2                  18.8
   Goodwill amortization                                                            0.1                   0.3
                                                                         ---------------     -----------------
Operating income                                                                   21.1                   3.6
                                                                         ---------------     -----------------

Interest and other (income)                                                       (1.4)                 (2.3)
Interest expense                                                                    0.1                   0.1
Minority interest                                                                    --                 (0.4)
                                                                         ---------------     -----------------
      Income before income taxes                                                   22.4                   6.2
Income taxes                                                                        9.3                   1.6
                                                                         ---------------     -----------------
      Income from continuing operations                                            13.1                   4.6
Discontinued operations:
      Loss from operations                                                           --                 (1.7)
      Gain (loss) on disposal)                                                       --                    --
                                                                         ---------------     -----------------
Loss from discontinued operations                                                    --                 (1.7)
                                                                         ---------------     -----------------
      Net income                                                                   13.1%                 2.9%
                                                                         ===============     =================


FIRST QUARTER 1997 AS COMPARED TO FIRST QUARTER 1996

Consolidated revenue increased $17.2 million or 80.5% for the first quarter ended September 27, 1997 as compared to the prior year quarter. All product lines experienced an increase and were partially offset by exclusion of Turtle Beach as a result of the merger of Turtle Beach and Voyetra.

FTG component revenue increased $10.6 million for the first quarter of fiscal 1998, as compared to the prior year quarter. FTG unit volume increased 90.6% while experiencing a slight increase in average selling prices ("ASP"). MicroClock, which was acquired in during the third quarter to expand the FTG product range, attributed $3.9 million of the increase, or 36.8%. FTG component revenue contributed 54.7% of consolidated revenue for the first quarter in fiscal 1998 which represented an increase from 49.1 % for the prior year quarter

Data Communication component revenue increased $8.3 million for the first quarter of fiscal 1998, as compared to the prior year quarter. While ASP has declined by 26.8%, volume has increased by 720%. Data Communications component revenue comprised 25.7% of consolidated revenue for the first quarter of fiscal 1998 as compared to 7.7% for the prior year quarter.

Advanced Technologies component revenue increased $1.8 million for the first quarter of fiscal 1998, as compared to the prior year quarter. Advanced Technologies component revenue comprised 19.6% of consolidated revenue for the first quarter of fiscal 1998 versus 27% for the prior year quarter. The decrease as a percentage of revenue is primarily attributable to the larger increases in the other product lines.

As a result of the merger of Turtle Beach and Voyetra, there were no revenues in the first quarter of fiscal 1998 as compared to $3.5 million in the prior year quarter.

Foreign revenue (which includes shipments of ICs to offshore subsidiaries of US multinational companies) was 70% of total revenue for the first quarter of fiscal 1998 as compared to 51% of total revenue in the prior year quarter. The percentage increase represented growth in the Pacific Rim.

Cost of sales as a percentage of total revenue was 54.6% for the first quarter of fiscal 1998 as compared to 64.0% in the prior year quarter. This decrease in the cost of sales percentage was primarily the result of the de consolidation of Turtle Beach and favorable product mix, and the decrease in the cost of the data communication products.

Research and development expense increased $1.4 million to $4.2 million for the first quarter of fiscal 1998 from $2.8 million in the prior year quarter. The increase is primarily attributable to continued emphasis on research and development.

Selling, general and administrative expense increased $1.1 million to $5.1 million for the first quarter of 1998 as compared to the prior year period . The increase was attributable to expenses incurred for the start up of the Singapore operations and reserving for Voyetra (see Liquidity and Capital Resources). As a percentage of total revenue, selling, general and administrative expenses decreased as a result of the allocation of these costs over substantially increased sales volume.

The Company's effective income tax rate was 42% for the first quarter of 1998 as compared to 25% in the prior year period. The increases in the tax rate is primarily attributable to the non tax deductible start up costs of the Singapore operations in the current year quarter and the sale of the Company's battery charge controller business, which was treated as a tax-free transaction in the prior year quarter.


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

The Company's backlog as of September 27, 1997 was $48.5 million as compared to $25.8 million at September 28, 1996. The Company includes in its backlog customer released orders, which may be canceled generally with 60 days advance notice without significant penalty to the customers. Accordingly, the Company believes that its backlog, at any time, should not be used as a measure of future revenues.

The semiconductor and personal computer industry, in which the Company participates, is generally characterized by rapid technological change, intense competitive pressure, and, as a result, product price erosion. The Company's operating results can be impacted significantly by the introduction of new products, new manufacturing technologies, rapid changes in the demand for products, decreases in the average selling price over the life of a product and the Company's dependence on third-party wafer suppliers. The Company's operating results are subject to quarterly fluctuations as a result of a number of factors, including competitive pressures on selling prices, availability of wafer supply, fluctuation in yields, changes in the mix of products sold, the timing and success of new product introductions and the scheduling of orders by customers. The Company believes that its future quarterly operating results may also fluctuate as a result of Company-specific factors, including pricing pressures on its more mature FTG components as well as the competitive pressure, continuing demand for its custom ASIC products and acceptance of the Company's newly introduced Ics, board level and software products and market acceptance of its customers' products. Due to the effect of these factors on future operations, past performance may be a limited indicator in assessing potential future performance.

LIQUIDITY AND CAPITAL RESOURCES

At September 27, 1997, the Company's principal sources of liquidity included cash and investments of $34.3 million as compared to $26.4 at the June 28, 1997 balance. Net cash provided by operating activities was $6.9 million in the first quarter of fiscal 1998, as compared to $3.9 million in the prior year quarter. This increase represents increased operating results offset by increases in accounts receivable as a result of revenue increases and inventory increases relating to anticipated volume increases. Notwithstanding, the Company's days sales outstanding was reduced from 51 days at June 28, 1997 to 46 days in the first quarter of fiscal 1998, while inventory turns increased from 4.2 times in fiscal 1997 to 5.2 times in the first quarter of fiscal 1998.

Expenditures for property and equipment were $1.5 million in the first quarter of fiscal 1998 as compared to $0.4 million in the prior year quarter. Expenditures in the first quarter of fiscal 1998 was attributable to the start up of the Singapore facility.

The Company did not draw on its $20.0 million revolving line of credit during the first quarter of fiscal 1998. During the first quarter of 1998, proceeds from stock options exercised were $2.9 million as compared to $28,000 in the prior year quarter.

On October 23, 1997, the Company's 1997 Equity Compensation Plan (the "1997 Plan") was adopted by the shareholders of the Company.

As previously disclosed in the Company's Form 10-K of fiscal 1997, Voyetra Technologies, Inc. ("Voyetra") and the Company have asserted claims against each other in connection with the merger of Turtle Beach and Voyetra in November 1996. Subsequently, on November 5, 1997, Voyetra filed a complaint in the Supreme Court of the State of New York against the Company alleging misrepresentation and breaches of warranty in connection with the aforesaid merger. The Company believes that such claims are without merit and intends to defend this action vigorously. Accordingly, the Company believes that resolution of this dispute is not expected to have a material impact on the consolidated financial statements of the Company.

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

The Company has not adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share", (SFAS 128), which will become effective in the second quarter of fiscal 1998. The Company believes that the adoption of this statement will not have a material financial impact.

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

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         Exhibit
         Number                              Description
         -------                             -----------

         11 Computation of Net Income Per Share for the three months ended September 27, 1997 and September
                         28, 1996.

         27              Financial Data Schedule



     (b) Reports on Form 8-K:

                         None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   November 11, 1997               INTEGRATED CIRCUIT SYSTEMS, INC.




                                    By: /s/ Stavro Prodromou
                                        ----------------------------
                                        Stavro Prodromou
                                        President and Chief Executive Officer




Date:   November 11, 1997           By: /s/ Hock E. Tan
                                        ----------------------------
                                        Hock E. Tan
                                        Senior Vice President and CFO
                                        (principal financial & accounting
                                          officer)