Form 10-Q
period 1997-12-28
INTEGRATED CIRCUIT SYSTEMS INC
filed 1998-02-09
CIK 874689

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

For the Quarter ended December 28, 1997

______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from _____ to _____.


                         Commission File Number: 0-19299
                      -----------------------------------


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
                                   Yes  X     No
                                      -----     -----

As of February 5, 1998, there were 12,282,977 outstanding shares of the Registrant's Common Stock, no par value.

================================================================================

                       INTEGRATED CIRCUIT SYSTEMS, INC.
                       --------------------------------
                                     INDEX
                                     -----                                Page
                                                                          Number
                                                                          ------
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

        Consolidated Balance Sheets:
        December 27, 1997 and June 28, 1997                                 3

        Consolidated Statements of Operations:
        Three and Six Months Ended December 27, 1997
        and December 28, 1996                                               4

        Consolidated Statements of Cash Flows:
        Six Months Ended December 27, 1997 and
        December 28, 1996                                                   5

        Notes to Consolidated Financial Statements                          7


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                 9


        OTHER INFORMATION

        Submission of Matter to a Vote of Security Holders

        Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION
Item  1.    Consolidated Financial Statements

INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARY COMPANIES
                          Consolidated Balance Sheets
                          ($ and shares in thousands)

<CAPTON>
                                                          December 27,    June 28,
                                                              1997          1997
                                                         ------------- --------------
                                                          (Unaudited)
ASSETS

Current Assets:
 Cash and cash equivalents                                  $   14,462      $   18,425
 Marketable securities - current                                19,537           7,981
 Accounts receivable, net                                       25,327          20,690
 Inventory, net                                                 14,368          13,542
 Other current assets                                            5,243           5,574
                                                             ---------       ---------
   Total current assets                                         78,937          66,212
                                                             ---------       ---------

Property and equipment, net                                     17,344          14,104
Deposits on purchase contracts                                  10,000           8,000
Goodwill, net                                                    1,448           1,600
Marketable securities - non-current                                614              -
Other assets                                                       696             706
                                                             ---------       ---------
   Total assets                                             $  109,039      $   90,622
                                                             =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Current portion of long term debt                                 196             206
 Accounts payable                                               15,695          12,565
 Income tax payable                                              4,132           2,346
 Accrued expenses and other current liabilities                  4,691           2,835
                                                             ---------       ---------
   Total current liabilities                                    24,714          17,952
                                                             ---------       ---------

Long-term debt, less current portion                             1,442           1,503
Other long term liabilities                                      1,050           1,020
                                                             ---------       ---------
   Total liabilities                                            27,206          20,475
                                                             ---------       ---------

Shareholders' Equity:
   Preferred stock, authorized 5,000 shares, none issued
   Common stock, no par value, authorized 50,000 shares;
      issued and outstanding 12,814 and 12,445 shares as
      of December 27, 1997 and June 28, 1997, respectively      51,457          45,366
   Retained earnings                                            39,594          28,531
   Translation adjustment                                         (141)             (1)
   Less: treasury stock, at cost (498 and 286 shares as of
      December 27, 1997 and June 28, 1997. respectively         (9,077)         (3,749)
                                                             ---------       ---------
      Total shareholders' equity                                81,833          70,147
                                                             ---------       ---------
      Total liabilities and shareholders' equity             $ 109,039       $  90,622
                                                             =========       =========

See accompanying notes to consolidated financial statements.

         INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARY COMPANIES
                      Consolidated Statements of Operations
             ($ and shares in thousands, except for per share data)
                                   (Unaudited)


                                                     Three months ended                   Six Months ended
                                                     ------------------                   ----------------
                                               December 27,      December 28,      December 27,     December 28,
                                                  1997                1996              1997             1996
                                               ------------      ------------      ------------     ------------
Revenues:                                       $  43,045          $  27,445         $  81,630        $  48,826

Cost and expenses:
 Cost of sales                                     23,457             16,278            44,510           29,955
 Research and development expense                   5,321              3,215             9,557            6,066
 Selling, general and administrative expense        5,075              4,105            10,168            8,135
 Goodwill amortization                                 56                 70               116              130

  Operating income                                  9,136              3,777            17,279            4,540
                                               ------------      ------------      ------------     ------------

Interest and other (income)                          (515)              (327)           (1,038)            (815)
Interest expense                                       14                 23                37               36
Minority interest                                       -                (58)                -             (154)
Losses from equity investments                          -                146                 -              146
                                               ------------      ------------      ------------     ------------
  Income before income taxes and
     Discontinued operations                        9,637              3,993            18,280            5,327
Income taxes                                        3,616              1,254             7,217            1,592
                                               ------------      ------------      ------------     ------------
Income from continuing operations                   6,021              2,739            11,063            3,735
Loss from discontinued operations                       -               (493)                -             (860)
                                               ------------      ------------      ------------     ------------
     Net income                                 $   6,021          $   2,246         $  11,063         $  2,875
                                               ============      ============      ============     ============

Basic:
Earnings per common shares:
  Income from continuing operations             $    0.48          $    0.24         $    0.90         $   0.33
  Loss from discontinued operations                     -              (0.04)                -            (0.07)
                                               ------------      ------------      ------------     ------------
Net income per common share                     $    0.48          $    0.20         $    0.90         $   0.26
                                               ============      ============      ============     ============
Diluted:
Earnings per common shares:
   Income from continuing operations            $    0.45          $    0.24         $    0.83         $   0.33
   Loss from discontinued operations                    -              (0.04)                -            (0.08)
                                               ------------      ------------      ------------     ------------
Net income per common share                     $    0.45          $    0.20         $    0.83         $   0.25
                                               ============      ============      ============     ============

Basic common and common equivalent shares          12,424             11,211            12,358           11,265
Diluted common and common equivalent shares        13,375             11,379            13,337           11,346


See accompanying notes to consolidated financial statements.

INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARY COMPANIES
Consolidated Statements of Cash Flows
(Unaudited)

                                                                         Six months ended,
                                                                  -------------------------------
                                                                    Dec. 27,           Dec. 28,
                                                                      1997              1996
                                                                  ------------      -------------
Cash flows from operating activities:
 Net income                                                         $  11,063           $  2,875
 Adjustments to reconcile net income to net
  cash provided by  operating activities:
  Depreciation and amortization                                         2,188              1,615
  Minority interest                                                         -               (154)
  Earnings and advances to discontinued operations                          -                757
  Losses from equity investments                                            -                146
  Stock compensation                                                        -                 84
  (Gain) loss on disposition of assets                                    444               (335)
  Deferred income taxes                                                  (964)              (198)
  Accounts receivable, net                                             (4,637)              (138)
  Inventory, net                                                         (826)            (1,633)
  Other assets, net                                                      (438)               (25)
  Accounts payable, accrued expenses and other current liabilities      4,995              3,136
  Income taxes                                                          1,786              1,653
                                                                  ------------      -------------
    Net cash provided by operating activities                          13,611              7,783
                                                                  ------------      -------------

Cash flows from investing activities:
 Capital expenditures                                                  (5,331)            (1,233)
 Sales, maturities and purchases of investments                       (12,629)            (8,435)
 Investment in production capacity, net                                  (213)            (2,756)
 Proceeds from sales of assets                                              -                106
 Other                                                                      -               (189)
                                                                  ------------      -------------
   Net cash used in investing activities                              (18,173)           (12,507)
                                                                  ------------      -------------

Cash flows from financing activities:
 Net borrowings under line of credit agreement                              -             (2,315)
 Repayments of long-term debt                                             (72)               (60)
 Exercise of stock options                                              3,900              1,826
 Tax benefit of stock options exercised                                 2,191                 90
 Repurchase of common stock                                            (5,328)            (3,950)
                                                                  ------------      -------------
   Net cash provided by (used in) financing activities                    691             (4,409)
                                                                  ------------      -------------

Effect of exchange rate changes on cash and cash equivalents              (92)                 -
Net decrease in cash and cash equivalents                              (3,963)            (9,133)
Cash and cash equivalents:
 Beginning of period                                                   18,425             27,376
                                                                  ------------      -------------
 End of period                                                      $  14,462          $  18,243
                                                                  ============      =============
Supplemental disclosure:
Marketable Securities:
 Beginning of period                                                $   7,981          $      24
 End of period                                                      $  19,537          $     524

See accompanying notes to consolidated financial statements.

INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARY COMPANIES
Consolidated Statements of Cash Flows (Cont'd)
(Unaudited)


Supplemental disclosures of cash flow information:
 Cash payments during the period for:
  Interest                                                           $     37          $      35
                                                                  ============      =============
  Income taxes                                                       $  3,954          $       -
                                                                  ============      =============





See accompanying notes to consolidated financial statements.

           INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARY COMPANIES

                  Notes to Consolidated Financial Statements


(1)      INTERIM ACCOUNTING POLICY
The accompanying financial statements have not been audited. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at December 27, 1997 and results of operations and cash flows for the interim periods presented. Certain items have been reclassified to conform to current period presentation.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended June 28, 1997. Results of operations for period ended December 27, 1997 are not necessarily indicative of results to be expected for the full year.



(2)      CONSOLIDATION POLICY

The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries (wholly and majority-owned), after elimination of all significant intercompany accounts and transactions.



(3)      INVENTORY

Inventory is valued at the lower of standard cost which approximates actual cost (FIFO basis), or market.

The components of inventories are as follows (in thousands):


                                     December 27,         June 28,
                                         1997               1997
                                     -----------        -----------
    Work-in-process                    $  8,508           $  9,362
    Finished parts                        7,980              6,553
    Less:  Obsolescence reserve          (2,120)            (2,373)
                                     -----------        -----------
                                       $ 14,368           $ 13,542
                                     ===========        ===========

(4)       IBM AGREEMENT

During the second quarter of fiscal 1998, the technology exchange program between the Company and International Business Machines Corporation ("IBM") on Fast Ethernet chip technologies was completed and accordingly, the agreement governing this program between the two companies was terminated. Subsequently, the Company has assumed total design responsibility for the single-chip Fast Ethernet integrated circuit, although IBM will provide some continuing technical support.


(5)       NEW ACCOUNTING PRONOUNCEMENTS

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," in the second quarter of 1998. As a result, all prior year's earnings per share calculations have been restated.

The Company has not adopted Statement of Financial Accounting Standards No. 130, " Reporting Comprehensive Income," which will become effective for fiscal year 1999. The Company believes that the adoption of this statement will not have a material financial impact.

The Company has not adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," which will become effective for fiscal year 1999. The Company believes that the adoption of this statement will not have a material financial impact.


(6)       LONG TERM DEBT

The Company did not draw on its $20.0 million revolving line of credit during the first six months of fiscal 1998. In December 1997, the Company renegotiated its revolving/term loan credit facility with a commercial bank to extend the expiration to December 31, 1998.


(7)       SUBSEQUENT EVENTS

As had been previously disclosed in the first quarter 1998 Form 10-Q, Voyetra Technologies ("VTI") filed suit against the Company for various claims related to the merger of Turtle Beach Systems ("TBS") with VTI. On December 31, 1997, the Company and Voyetra reached a settlement in which VTI would release the Company from all claims and relieve the Company of all obligations with respect to the VTI/TBS merger agreement in exchange for assumption of certain liabilities of TBS, a $200,000 cash payout and return of VTI stock held by the Company. As of the end of the second fiscal quarter 1998, the Company has fully reserved for these liabilities and believes that this settlement will not have a material impact on future operations.

In January 1998, the Board of Directors authorized a new stock repurchase program, which provides for the purchase from time to time of 1.5 million shares of the Company's common stock. The timing and amount of shares repurchased will be determined at the discretion of the Company's management. As of December 27, 1997, the Company holds approximately 0.5 million shares in treasury stock valued at $9.1 million, using the cost method.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated the percentage relationship to revenue of certain cost, expense and income items. The table and the subsequent discussion should be read in conjunction with the financial statements and the notes thereto:


                                               Three months ended                 Six months ended
                                           ---------------------------       ---------------------------
                                            Dec. 27,         Dec. 28,         Dec. 27,         Dec. 28,
                                           ----------       ----------       ----------       ----------
                                              1997             1996             1997             1996
                                           ----------       ----------       ----------       ----------
Revenue                                       100.0%           100.0%           100.0%           100.0%

Cost and expenses:
 Cost of sales                                 54.5             59.3             54.5             61.4
 Research and development                      12.4             11.7             11.7             12.4
 Selling, general and administrative           11.8             15.0             12.5             16.7
 Goodwill amortization                          0.1              0.3              0.1              0.2
                                           ----------       ----------       ----------       ----------
 Operating income                              21.2             13.7             21.2              9.3

Interest and other (income)                    (1.2)            (1.2)            (1.3)            (1.7)
Interest expense                                  -              0.1              0.1              0.1
Minority interest                                 -              0.3                -                -
                                           ----------       ----------       ----------       ----------
Income  before income taxes                    22.4             14.5             22.4             10.9
Income tax expense                              8.4              4.5              8.8              3.2
                                           ----------       ----------       ----------       ----------
Income from continuing operations              14.0             10.0             13.6              7.7
Income from discontinued operations               -              1.8                -              1.8
                                           ----------       ----------       ----------       ----------
Net income                                     14.0%             8.2%            13.6%             5.9%
                                           ==========       ==========       ==========       ==========

Second Quarter 1998 as Compared to Second Quarter 1997

Consolidated revenues increased $15.6 million or 56.8% for the second quarter ended December 27, 1997 as compared to the prior year quarter. The increase in revenues was attributable to demand increases across all product lines. The deconsolidation of Turtle Beach offset the increase slightly.

The Company's FTG component revenues increased $8.2 million to $23.7 million for the second quarter of fiscal 1998 as compared to the prior year quarter. The increase reflects the acquisition of MicroClock, Inc. ("MicroClock") in the third quarter of fiscal 1997 and strong demand from PC motherboard OEM customers. Total FTG component revenues contributed 55.0% of consolidated revenues for the second quarter in fiscal 1998 which represented a slight decrease from the 56.5% for the prior year quarter as a result of the significant growth in the data communication products.

Data Communication component revenues was $11.6 million for the second quarter of fiscal 1998, an increase of $8.9 million as compared to the prior year quarter. Data Communications component revenues comprised 27.0% of consolidated revenues for the second quarter of fiscal 1998 as compared to 9.8% in the prior year quarter due to increased market share from network system suppliers of the single chip 10/100 Mb transceivers.

Systems Technologies (a.k.a. Advanced Technology or custom mixed signals) revenues increased to $7.8 million for the second quarter of fiscal 1998, up $1.9 million as compared to the prior year quarter. Systems Technologies component revenues comprised 18.0% of consolidated revenues for the second quarter of fiscal 1998 versus 21.6% for the prior year quarter as a result of the significant growth in the data communications product line.

Foreign revenues (which includes shipments of ICs to offshore subsidiaries of US multinational companies) was 60.1% of total revenues for the second quarter of fiscal 1998 and compared to 63.8% of total revenues in the prior year quarter.

Cost of sales as a percentage of total revenues was 54.5% for the second quarter of fiscal 1998 as compared to 59.3% in the prior year quarter. The decrease in the cost of sales percentage was primarily the result of reduced material costs in our major products and increased volume.

Research and development expense increased $2.1million to $5.3 million for the second quarter of fiscal 1998, as compared to the prior year quarter. As a percentage of revenue, research and development expenses were12.4% in the current quarter as compared to 11.7% in the prior year quarter. The increase is primarily attributable to increased investment in new FTGs and data communications products.

Selling, general and administrative, as a percentage of revenue decreased from 15.0% in the prior year quarter to 11.8% in the second quarter of fiscal 1998. This decrease is attributable to the Company leveraged on increased volume and the deconsolidation of Turtle Beach.


Six Months Ended December 27, 1997 as compared to Six Months Ended December 28, 1996

Consolidated revenues increased $32.8 million or 67.2% for the six months ended December 27, 1997 as compared to the prior year period. All product lines experienced an increase and were partially offset by the exclusion of Turtle Beach as a result of the merger of Turtle Beach and Voyetra.

The Company's FTG component revenues increased $18.8 million to $44.8 million for the six months of fiscal 1998 as compared to the prior year period. The acquisition of MicroClock in the third quarter of fiscal 1997 contributed $9.2 million of the increase. Total FTG component revenues contributed 54.9% of consolidated revenue in fiscal 1997, which represented an increase with respect to 53.2 % for the prior year period. The slight increase, as a percentage of revenue, is the result of the acquisition of MicroClock, offset by the significant gains in the data communications product line.

Data Communication component revenues was $21.5 million for the six months of fiscal 1998 as compared to $4.3 million in the prior year period. Data Communications component revenues comprised 26.4% of consolidated revenues in fiscal 1998 as compared to 8.9% in the prior year period.

Systems Technologies component revenues increased to $15.3 million for the six months of fiscal 1998, as compared to$11.7 million in the prior year period. The increase reflects strong demand for GENDAC products in 3-D graphic solution and timing generators for LCD drives. Systems Technologies component revenues comprised 18.7% of consolidated revenues in fiscal 1998 versus 24.0% for the prior year period as the result of the significant gains in the data communications product line.

The prior year revenues included $6.8 million of revenues from Turtle Beach Systems, Inc. as compared to no revenues in fiscal 1998, as a result of the merger of Turtle Beach with Voyetra Technologies, Inc. in November 1996.

Foreign revenues (which includes shipments of ICs to offshore subsidiaries of US multinational companies) was 64.8% of total revenues for the six months of fiscal 1998 and compared to 58.1% of total revenues in the prior year period. The percentage increase reflects growth in the Far East.

Cost of sales as a percentage of total revenues was 54.5% for the six months of fiscal 1998 as compared to 61.4% in the prior year period. The decrease in the cost of sales percentage was primarily the result of material cost reduction and higher volume.

Despite research and development expense decreases, as a percentage of revenue, as compared to the prior year period, research and development spending increased because of accelerated product development programs in FTG and Data Communications.

Selling, general and administrative expense increased $2.0 million to $10.2 million for the six months of fiscal 1998 as compared to the prior year period. As a percentage of revenue, selling, general and administrative expenses decreased from 16.7% to 12.5% as a result of continued emphasis on tighter fiscal control and the deconsolidation of Turtle Beach.

Income Taxes
The Company's effective income tax rate was 39.5% for the six months ended December 27, 1997 compared to 30.0% in the prior year period, reflecting unconsolidated tax losses at Turtle Beach, the tax free gain from the sale of the Company's battery charge controller business in the second quarter of fiscal 1997and the taxable gain from the sale of assets to Singapore in fiscal 1998, which was eliminated in the consolidated financials.

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

The Company's backlog as of December 27, 1997 was $49.2 million as compared to $27.8 million at December 28, 1996. The Company includes in its backlog customer released orders, which may be canceled generally with 60 days advance notice without significant penalty to the customers. Accordingly, the Company believes that its backlog, at any time, should not be used as a measure of future revenues.

The semiconductor and personal computer industry, in which the Company participates, is generally characterized by rapid technological change, intense competitive pressure, and, as a result, products price erosion. The Company's operating results can be impacted significantly by the introduction of new products, new manufacturing technologies, rapid changes in the demand for products, decreases in the average selling price over the life of a product and the Company's dependence on third-party wafer suppliers. The Company's operating results are subject to quarterly fluctuations as a result of a number of factors, including competitive pressures on selling prices, availability of wafer supply, fluctuation in yields, changes in the mix of products sold, the timing and success of new product introductions and the scheduling of orders by customers. The Company believes that its future quarterly operating results may also fluctuate as a result of Company-specific factors, including pricing pressures on its more mature FTG components as well as the competitive pressure and lower gross margins for its multimedia products, continuing demand for its custom ASIC products and acceptance of the Company's newly introduced ICs and board level products and market acceptance of its customers' products. Due to the effect of these factors on future operations, past performance may be a limited indicator in assessing potential future performance.

Liquidity and Capital Resources

At December 27, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $14.5 million as compared to $18.4 million at June 28, 1997. Net cash provided operating activities was $13.6 million for the six months of fiscal 1997, as compared to $7.8 million in prior year period. This increase primarily represents improved earnings and inventory turns partially offset by increased accounts receivable as a result of revenue increases. Notwithstanding, the Company's days sales outstanding was reduced from 51 days at June 28, 1997 to 48 days in the six months of fiscal 1998, while inventory turns increased from 4.2 times in fiscal 1997 to 6.7 times in the six months of fiscal 1998.

Expenditures for property and equipment were $5.3 for the six months of fiscal 1998 as compared to $1.2 in the prior year period. The increases in expenditures are primarily attributable to the start up of the Singapore Facility and the investment in design tools and software. Net purchases of marketable securities were $12.6 million for the current period as compared to net sales of marketable securities of $8.4 million in the prior year period.

The Company repurchased, using the cost method, 212,000 of its outstanding shares valued at $5.3 million versus 349,000 shares valued at $4.0 million. Through exercise of stock options by various employees, share capital increased $3.9 million in fiscal 1998, as compared to $1.8 million in the prior year period.

The Company did not draw on its $20.0 million revolving line of credit during the first six months of fiscal 1998. In December 1997, the Company renegotiated its revolving/term loan credit facility with a commercial bank to extend the expiration to December 31, 1998. The Company believes that existing sources of liquidity and funds expected to be generated from operations will provide adequate cash to fund the Company's anticipated working capital needs over the short term. Further expansion of the Company's business or the completion of any material strategic acquisitions may require additional funds which, to the extent not provided by internally generated sources, could require the Company to seek access to debt or equity markets.

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," in the second quarter of 1998. As a result all prior year's earnings per share calculation have been restated.

The Company has not adopted Statement of Financial Accounting Standards No. 130, " Reporting Comprehensive Income," which will become effective for fiscal year 1999. The Company believes that the adoption of this statement will not have a material financial impact.

The Company has not adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," which will become effective for fiscal year 1999. The Company believes that the adoption of this statement will not have a material financial impact.

During the second quarter of fiscal 1998, the technology exchange program between the Company and International Business Machines Corporation ("IBM") on Fast Ethernet chip technologies was completed and accordingly, the agreement governing this program between the two companies was terminated. Subsequently, the Company has assumed total design responsibility for the single-chip Fast Ethernet integrated circuit, although IBM will provide some continuing technical support.

As had been previously disclosed in the first quarter 1998 Form 10-Q, Voyetra Technologies ("VTI") filed suit against the Company for various claims related to the merger of Turtle Beach Systems ("TBS") with VTI. On December 31, 1997, the Company and Voyetra reached a settlement in which VTI would release the Company from all claims and relieve the Company of all obligations with respect to the VTI/TBS merger agreement in exchange for assumption of certain liabilities of TBS, a $200,000 cash payout and return of VTI stock held by the Company. As of the end of the second fiscal quarter 1998, the Company has fully reserved for these liabilities and believes that this settlement will not have a material impact on future operations.

In January 1998, the Board of Directors authorized a new stock repurchase program, which provides for the purchase from time to time of 1.5 million shares of the Company's common stock. The timing and amount of shares repurchased will be determined at the discretion of the Company's management. As of December 27, 1997, the Company holds approximately 0.5 million shares in treasury stock valued at $9.1 million, using the cost method.

PART II. OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders

On October 23, 1997, at the Company's annual meeting, the stockholders approved the proposal for the Company's 1997 Equity Compensation Plan (the "1997 Plan"). The approval provides the authorization for shares at no par value. At the meeting, 5,837,283 votes (representing 63.4% of the shares voted) were cast in favor of the proposal, with 3,307,598 (or 35.9%of the shares voted) votes against and 64,810 abstentions. In addition, all of the nominees for election as director were elected.

Item 6.       Exhibits and Reports on Form 8-K
(a)      Exhibits

              Exhibit
              Number                          Description
              -------                         -----------

              11 Computation of Net Income Per Share for the three and six months ended December 27, 1997 and December 28, 1996.



              27               Financial Data Schedule



(b)      Reports on Form 8-K:


         None reported.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   February 9, 1998                      INTEGRATED CIRCUIT SYSTEMS, INC.



                                           By:       /S/ Stavro Prodromou
                                              ---------------------------
                                           Stavro Prodromou
                                           President and Chief Executive Officer


Date:   February 9, 1998
                                      By:      /S/ Hock E. Tan
                                         ---------------------
                                      Hock E. Tan
                                      Senior Vice President and CFO
                                      (Principal financial & accounting officer)

16