Form 10-Q
period 1998-03-28
INTEGRATED CIRCUIT SYSTEMS INC
filed 1998-05-07
CIK 874689

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

For the Quarter ended March 28, 1998

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------
EXCHANGE ACT OF 1934

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

As of May 5, 1998, there were 12,324,721 outstanding shares of the Registrant's Common Stock, no par value.

                        INTEGRATED CIRCUIT SYSTEMS, INC.
                        --------------------------------
                                     INDEX
                                     -----



PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

                                                                                Page
                                                                               Number
                                                                               ------
         Consolidated Balance Sheets:
         March 28, 1998 and June 28, 1997                                         3

         Consolidated Statements of Operations:
         Three and Nine Months Ended March 28, 1998
         and March 29, 1997                                                       4

         Consolidated Statements of Cash Flows:
         Nine Months Ended March 28, 1998 and
         March 29, 1997                                                           5

         Notes to Consolidated Financial Statements                               7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                      9

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION
Item  1.    Consolidated Financial Statements

INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARY COMPANIES
                          Consolidated Balance Sheets
                          ($ and shares in thousands)

                                                                                March  28,                   June 28,
                                                                                   1998                        1997
                                                                            ----------------           ------------------
                                                                                (Unaudited)
ASSETS

Current Assets:
   Cash and cash equivalents                                                        $ 21,123                      $18,425
   Marketable securities                                                              15,643                        7,981
   Accounts receivable, net                                                           23,171                       20,690
   Inventory, net                                                                     16,547                       13,542
   Other current assets                                                                4,449                        5,574
                                                                            ----------------           ------------------
      Total current assets                                                            80,933                       66,212
                                                                            ----------------           ------------------

Property and equipment, net                                                           18,292                       14,104
Deposits on purchase contracts                                                         7,864                        8,000
Goodwill, net                                                                          1,390                        1,600
Other assets                                                                             727                          706
                                                                            ----------------           ------------------
      Total assets                                                                  $109,206                      $90,622
                                                                            ----------------           ------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of long term debt                                                     196                          206
   Accounts payable                                                                   15,030                       12,565
   Income tax payable                                                                  2,441                        2,346
   Accrued expenses and other current liabilities                                      2,954                        2,835
                                                                            ----------------           ------------------
      Total current liabilities                                                       20,621                       17,952
                                                                            ----------------           ------------------

Long-term debt, less current portion                                                   1,411                        1,503
Other long term liabilities                                                            1,171                        1,020
                                                                            ----------------           ------------------
      Total liabilities                                                               23,203                       20,475
                                                                            ----------------           ------------------

Shareholders' Equity:
   Preferred stock, authorized 5,000 shares, none issued
   Common stock, no par value, authorized 50,000 shares;
      issued and outstanding   13,073  and   12,445 shares as of
      March 28, 1998 and June 28, 1997, respectively                                  56,244                       45,366
   Retained earnings                                                                  45,802                       28,531
  Translation adjustment                                                                (122)                          (1)
   Less: treasury stock, at cost (724 and 286 shares as of
      March 28, 1998 and June 28, 1997, respectively                                 (15,921)                      (3,749)
                                                                            ----------------           ------------------
      Total shareholders' equity                                                      86,003                       70,147
                                                                            ----------------           ------------------
      Total liabilities and shareholders' equity                                    $109,206                      $90,622

  See accompanying notes to consolidated financial statements.

     INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARY COMPANIES
                     Consolidated Statements of Operations
             ($ and shares in thousands, except for per share data)
                                  (Unaudited)






                                                        Three months ended        Nine Months ended
                                                    --------------------------------------------------
                                                      March  28,    March 29,   March  28,   March 29,
                                                         1998         1997         1998         1997
                                                    --------------------------------------------------
Revenues:                                                $43,545    $  25,120     $125,174      73,946

Cost and expenses:
   Cost of sales                                          23,977       13,503       68,486      43,458
   Research and development                                5,540        3,500       15,097       9,566
   Selling, general and administrative                     4,900        3,145       15,068      11,280
   In process research and development                         -       11,196            -      11,196
   Goodwill amortization                                      59          194          175         324
                                                    --------------------------------------------------
      Operating income (loss)                              9,069       (6,418)      26,348      (1,878)
                                                     --------------------------------------------------

Interest and other (income)                                 (656)        (600)      (1,694)     (1,415)
Interest expense                                              11            9           49          45
Minority interest                                              -            -            -        (154)
Losses from equity investments                                 -          317            -         463
                                                    --------------------------------------------------
      Income (loss) before income taxes and
          Discontinued operations                          9,714       (6,144)      27,993        (817)
Income taxes                                               3,506        1,835       10,723       3,428
                                                    --------------------------------------------------
Income (loss) from continuing operations                   6,208       (7,979)      17,270      (4,245)
Loss from discontinued operations                              -       (2,846)           -      (3,705)
                                                    --------------------------------------------------
         Net income (loss)                               $ 6,208    $(10,825)     $ 17,270     $(7,950)
                                                    ==================================================
Earnings (loss) per common shares:
Basic:
     Income (loss) from continuing operations            $  0.50    $  (0.68)     $   1.40     $ (0.37)
     Loss from discontinued operations                         -        (0.24)           -       (0.33)
                                                    --------------------------------------------------
Net income (loss) per common share                       $  0.50    $  (0.92)     $   1.40     $ (0.70)
                                                    --------------------------------------------------
Diluted:
     Income (loss) from continuing operations            $  0.48    $  (0.68)     $   1.30     $ (0.37)
     Loss from discontinued operations                         -        (0.24)           -       (0.33)
                                                    --------------------------------------------------
Net income (loss) per common share                       $  0.48    $  (0.92)     $   1.30     $ (0.70)
                                                    ==================================================
Basic common and common equivalent shares                 12,326       11,771       12,347      11,324
Diluted common and common equivalent shares               13,066       11,771       13,270      11,324

See accompanying notes to consolidated financial statements.

INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARY COMPANIES
----------------------------------------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
(Unaudited)
                                                                                       Nine months ended,
                                                                                --------------------------------
                                                                                March 28,             March 29,
                                                                                  1998                   1997

Cash flows from operating activities:
  Net income(loss)                                                              $ 17,270               $ (7,950)
  Adjustments to reconcile net income(loss) to net
   cash provided by  operating activities:
   In process research and development expense                                         -                 11,196
   Depreciation and amortization                                                   3,404                  2,606
   Minority interest                                                                   -                   (154)
   Losses and advances to discontinued operations                                      -                  3,705
   Losses and advances from equity investments                                         -                    630
   Stock compensation                                                                  -                     84
   (Gain) loss on disposition of assets                                              218                   (352)
   Deferred income taxes                                                          (1,259)                   683
   Accounts receivable, net                                                       (2,481)                (5,367)
   Inventory, net                                                                 (3,005)                   277
   Other assets, net                                                                 (49)                  (433)
   Accounts payable, accrued expenses and other current liabilities                2,633                   (360)
   Income taxes                                                                       95                    262
                                                                                --------------------------------
    Net cash provided by operating activities                                     16,826                  4,827
                                                                                --------------------------------

Cash flows from investing activities:
  Capital expenditures                                                            (7,383)                (1,913)
  Sales, maturities and purchases of investments                                  (7,884)                     -
  Deposits on purchase contracts                                                   2,712                 (4,466)
  Acquisitions, net of cash acquired                                                   -                 (5,879)
  Other                                                                                -                    (82)
                                                                                --------------------------------
    Net cash used in investing activities                                        (12,555)               (12,340)
                                                                                --------------------------------
Cash flows from financing activities:
  Net borrowings under line of credit agreement                                        -                    335
  Repayments of long-term debt                                                      (103)                   (93)
  Proceeds from exercise of stock options                                          6,726                  6,995
  Tax benefit of stock options exercised                                           4,151                  1,091
  Repurchase of common stock                                                     (12,172)               (10,466)
                                                                                --------------------------------
    Net cash used in financing activities                                         (1,398)                (2,138)
                                                                                --------------------------------
Effect of exchange rate changes on cash and cash equivalents                        (175)                     -
Net increase (decrease) in cash and cash equivalents                               2,698                 (9,651)
Cash and cash equivalents:
  Beginning of period                                                             18,425                 27,376
                                                                                --------------------------------
  End of period                                                                 $ 21,123               $ 17,725
                                                                                ================================
Supplemental disclosure:
Marketable Securities:
 Beginning of period                                                            $  7,981               $     24
 End of period                                                                  $ 15,643               $     24

See accompanying notes to consolidated financial statements.

INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARY COMPANIES
Consolidated Statements of Cash Flows (Cont'd)
(Unaudited)



Supplemental disclosures of cash flow information:
Cash payments during the period for:
           Interest                                                         $   49              $   43
                                                                            ==========================
           Income taxes                                                     $6,704              $1,310
                                                                            ==========================
Supplemental disclosures of non-cash investing activities:
           Issuance of common stock  acquisition of MicroClock              $    -              $8,000
                                                                            ==========================

See accompanying notes to consolidated financial statements.

           INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARY COMPANIES

                   Notes to Consolidated Financial Statements


(1)  INTERIM ACCOUNTING POLICY

The accompanying consolidated financial statements have not been audited. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at March 28, 1998 and results of operations and cash flows for the interim periods presented. Certain items have been reclassified to conform to current period presentation.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended June 28, 1997. Results of operations for period ended March 28, 1998 are not necessarily indicative of results to be expected for the full year.


(2)  CONSOLIDATION POLICY

The accompanying consolidated financial statements include the accounts of the Company and all of subsidiaries, after elimination of all significant intercompany accounts and transactions.


(3) INVENTORY

Inventory is valued at the lower of standard cost, which approximates actual costs (FIFO basis), or market.

The components of inventories are as follows (in thousands):

                                                             March 28,            June 28,
                                                               1998                 1997
                                                        ------------------   -------------------
Work-in-process                                                $10,169                   $ 9,362
Finished parts                                                   9,748                     6,553
Less:  Obsolescence reserve                                     (3,370)                   (2,373)
                                                        ------------------   -------------------
                                                               $16,547                   $13,542
                                                        ==================   ===================

(4)  LONG TERM DEBT

The Company did not draw on its $20.0 million revolving line of credit during the first nine months of fiscal 1998. In March 1998, the Company renegotiated its revolving/term loan credit facility with a commercial bank to extend the expiration to December 31, 1999.

(5)  COMMON STOCK

In January 1998, the Board of Directors authorized a new stock repurchase program, which provides for the purchase from time to time of 1.5 million shares of the Company's common stock. The timing and amount of shares repurchased will be determined at the discretion of the Company's management. As of March 28, 1998, the Company holds approximately 0.7 million shares in treasury stock valued at $15.9 million, using the cost method.


(6)  IBM AGREEMENT

During the second quarter of fiscal 1998, the technology exchange program between the Company and International Business Machines Corporation ("IBM") on Fast Ethernet chip technologies was completed and accordingly, the agreement governing this program between the two companies was terminated.


(7)  YEAR 2000 DISCLOSURE

The Company has developed preliminary plans to address possible impact on its computer systems of the year 2000. Key operational systems, design programs and software applications have been assessed and detailed plans have been developed to address the modifications required. The financial impact of making such changes is not expected to be material to the Company's results of operations or financial condition. The Company is also in the process of reviewing Year 2000 compliance of the third parties with which it deals electronically. The Company is not in a position at this time to assess the financial impacts or costs of such compliance on such third parties at this time.


(8)  RISKS ASSOCIATED WITH INTERNATIONAL BUSINESS ACTIVITIES

For the nine months ended March 28, 1998 and March 29, 1997, the Company generated approximately 62.9% and 59.3% of its net sales, respectively, from international markets. These sales were generated primarily from the Company's customers in the Pacific Rim region and included sales to foreign corporations, as well as to foreign subsidiaries of U.S. corporations. All revenues and production purchases are denominated in US dollars. Two of the Company's wafer suppliers and all of the Company's assemblers are located in the Pacific Rim and in addition, the Company has opened a new facility in Singapore in the current
fiscal year.   Several countries in this region have experienced currency devaluation and/or difficulties in financing short-term obligations.

The Company's international business activities in general are subject to a variety of potential risks resulting from certain political, economic and other uncertainties including, without limitation, political risks relating to a substantial number of the Company's customers being in Taiwan. Certain aspects of the Company's operations are subject to governmental regulations in the countries in which the Company does business, including those relating to currency conversion and repatriation, taxation of its earnings and earnings of its personnel, and its use of local employees and suppliers. The Company's operations are also subject to the risk of changes in laws and policies in the various jurisdictions in which the Company does business, which may impose restrictions on the Company. The Company cannot determine to what extent future operations and earnings of the Company may be effected by the economic crisis, new laws, new regulations, changes in or new interpretations of existing laws or regulations or other consequences of doing business outside the U.S.

(9)  LITIGATION

As had been previously disclosed in the first quarter fiscal 1998 Form 10-Q, Voyetra Technologies ("VTI") filed suit against the Company for various claims related to the merger of Turtle Beach Systems ("TBS") with VTI. On December 31, 1997, the Company and Voyetra reached a settlement in which VTI would release the Company from all claims and relieve the Company of all obligations with respect to the VTI/TBS merger agreement in exchange for assumption of certain liabilities of TBS, a $200,000 cash payout and return of VTI stock held by the Company. As of the end of the third fiscal quarter 1998, the Company has settled these obligations and returned the VTI stock held by the Company to VTI.


(10) NEW ACCOUNTING PRONOUNCEMENTS

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," in the third quarter of fiscal 1998. As a result, all prior year's earnings per share calculations have been restated.

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


(11) SUBSEQUENT EVENTS

On April 23, 1998, the Company filed a Current Report on Form 8-K, which was included as an exhibit to the third quarter earnings release. The earnings release disclosed that the Company has experienced increased competition in the market for single channel 10/100mb LAN transceivers, which has led to cancellation of orders and severe price erosion for this product line. While recent market acceptance of several new frequency timing products for multimedia and communication applications has been positive, the Company does not expect new frequency timing products to deliver sufficient revenue and earnings in the fourth quarter to offset expected declines from networking transceivers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth, for the periods indicated the percentage relationship to revenue of certain cost, expense and income items. The table and the subsequent discussion should be read in conjunction with the financial statements and the notes thereto:

                                                           Three months ended                       Nine months ended
                                                  -----------------------------------        -------------------------------
                                                             Mar. 28,          Mar. 29,               Mar. 28,        Mar. 29,
                                                  -----------------------------------        -------------------------------
                                                               1998              1997                   1998            1997
                                                  -----------------------------------        -------------------------------
Revenue                                                       100.0%            100.0%                 100.0%          100.0%

Cost and expenses:
   Cost of sales                                               55.1              53.8                   54.7            58.8
   Research and development                                    12.7              13.9                   12.1            12.9
   Selling, general and administrative                         11.3              12.5                   12.1            15.3
   In process research and development                            -              44.5                      -            15.1
   Goodwill amortization                                        0.1               0.8                    0.1             0.4
                                                  -----------------------------------        -------------------------------

   Operating income (loss)                                     20.8             (25.5)                  21.0            (2.5)

Interest and other (income)                                    (1.5)             (2.3)                  (1.4)           (1.9)
Interest expense                                                  -                 -                      -             0.1
Minority interest and equity investment                           -               1.3                      -             0.4
                                                  -----------------------------------        -------------------------------
Income (loss)  before income taxes and
    discontinued operations                                    22.3             (24.5)                  22.4            (1.1)
Income tax expense                                              8.0               7.3                    8.6             4.6
                                                  -----------------------------------        -------------------------------
Income (loss) from continuing operations                       14.3             (31.8)                  13.8            (5.7)
Loss from discontinued operations                                 -             (11.3)                     -            (5.0)
                                                  -----------------------------------        -------------------------------
Net income (loss)                                              14.3%            (43.1%)                 13.8%          (10.7%)
                                                  -----------------------------------        -------------------------------

Third Quarter 1998 as Compared to Third Quarter 1997

Consolidated revenues increased $18.4 million or 73.3% for the third quarter ended March 28, 1998 as compared to the prior year quarter. The increase in revenues was attributable to demand increases across all product lines.

The Company's FTG component revenues increased $7.6 million to $21.2 million for the third quarter of fiscal 1998 as compared to the prior year quarter. The increase reflects the acquisition of MicroClock, Inc. ("MicroClock") in the third quarter of fiscal 1997 and strong demand from PC motherboard OEM customers. Total FTG component revenues contributed 48.8% of consolidated revenues for the third quarter in fiscal 1998 which represented a slight decrease from the 54.3% for the prior year quarter as a result of the significant growth in the data communication products.

Data Communication component revenues was $13.9 million for the third quarter of fiscal 1998, an increase of $9.0 million as compared to the prior year quarter.
Data Communications component revenues comprised   31.8% of consolidated
revenues for the third quarter of fiscal 1998 as compared to 19.5% in the prior year quarter due to increased market share from network system suppliers of the single chip 10/100 Mb transceivers.

Systems Technologies (a.k.a. Advanced Technology or custom mixed signals) revenues increased to $8.5 million for the third quarter of fiscal 1998, up $1.9 million as compared to the prior year quarter. The increase reflects strong demand for GENDAC products in 3-D graphic solution and timing generators for LCD drives. Systems Technologies component revenues comprised 19.4% of consolidated revenues for the third quarter of fiscal 1998 versus 26.2% for the prior year quarter as a result of the significant growth in the data communications product line.

Foreign revenues (which includes shipments of ICs to offshore subsidiaries of US multinational companies) was 59.5% of total revenues for the third quarter of fiscal 1998 and compared to 61.4% of total revenues in the prior year quarter.

Cost of sales as a percentage of total revenues was 55.1% for the third quarter
of fiscal 1998 as compared to     53.8% in the prior year quarter.  The increase
in the cost of sales percentage was primarily the result of product mix.

Research and development expense increased $2.0 million to $5.5 million for the third quarter of fiscal 1998, as compared to the prior year quarter. The increase is primarily attributable to increased investment in new FTGs and data communications products. As a percentage of revenue, research and development expenses were 12.7% in the current quarter as compared to 13.9% in the prior year quarter as a result of significant growth in revenues.

Selling, general and administrative, as a percentage of revenue decreased from 12.5% in the prior year quarter to 11.3% in the third quarter of fiscal 1998. This decrease is attributable to the Company's leverage on increased volume.

     During the third quarter of fiscal 1997, the Company recorded a charge to earnings of approximately $11.2 million related to write-off of in process product research and development costs as a result of the acquisition of MicroClock.

     Consolidated income from continuing operations was $6.2 million or $0.48 per shares as compared to a loss of $8.0 million or ($0.68) per share. Excluding special charges, consolidated income from continuing operations was $3.5 million, or $0.30 per share in the prior year quarter.

NINE MONTHS ENDED MARCH 28,  1998 AS COMPARED TO NINE MONTHS ENDED MARCH 29,
1997

Consolidated revenues increased $51.2 million or 69.3% for the nine months ended March 28, 1998 as compared to the prior year period. All product lines experienced an increase and were partially offset by the exclusion of Turtle Beach as a result of the merger of Turtle Beach and Voyetra.

The Company's FTG component revenues increased $26.4 million to $66.0 million
for the nine months of fiscal 1998 as compared to the prior year period.   The
acquisition of MicroClock in the third quarter of fiscal 1997 contributed $13.0
million of the increase.   Total FTG component revenues contributed  52.8% of
consolidated revenue in fiscal 1998, which represented an increase with respect to 55.4 % for the prior year period. The slight decrease, as a percentage of revenue, is the result of the significant gains in the data communications product line, offset by the acquisition of MicroClock.

Data Communication component revenues was $35.4 million for the nine months of fiscal 1998 as compared to $9.2 million in the prior year period. Data Communications component revenues comprised 28.3% of consolidated revenues in fiscal 1998 as compared to 12.5% in the prior year period due to increased market share.

Systems Technologies component revenues increased to $23.8 million for the nine months of fiscal 1998, as compared to $18.3 million in the prior year period. The increase reflects strong demand for GENDAC products in 3-D graphic solution and timing generators for LCD drives. Systems Technologies component revenues comprised 19.0% of consolidated revenues in fiscal 1998 versus 24.7% for the prior year period as the result of the significant gains in the data communications product line.

The prior year revenues included $6.8 million of revenues from Turtle Beach Systems, Inc. as compared to no revenues in fiscal 1998, as a result of the merger of Turtle Beach with Voyetra Technologies, Inc. in November 1996.

Foreign revenues (which includes shipments of ICs to offshore subsidiaries of US multinational companies) was 62.9% of total revenues for the nine months of fiscal 1998 and compared to 59.3% of total revenues in the prior year period. The percentage increase reflects growth in the Far East.

Cost of sales as a percentage of total revenues was 54.7% for the nine months of fiscal 1998 as compared to 58.8% in the prior year period. The decrease in the cost of sales percentage was primarily the result of material cost reduction and higher volume.

As a percentage of revenue, research and development expenses were 12.1% in the current year period as compared to 12.9% in the prior year period. Despite research and development expense decreases, as a percentage of revenue, research and development spending increased because of accelerated product development programs in FTG and Data Communications.

Selling, general and administrative expense increased $3.8 million to $15.1 million for the nine months of fiscal 1998 as compared to the prior year period. As a percentage of revenue, selling, general and administrative expenses decreased from 15.3% to 12.1% as a result of continued emphasis on tighter fiscal control, the deconsolidation of Turtle Beach and significant growth in revenue.

During the third quarter of fiscal 1997, the Company took a charge in connection with the acquisition of MicroClock of $11.2 million related to the write-off of in process product research and development costs.

Consolidated income from continuing operations was $17.3 million, or $1.30 per share, as compared to a loss of $4.2 million, or ($0.37) per share. Excluding special charges and losses from equity investments, prior year's consolidated income from continuing operations was $7.3 million, or $0.63 per share.

Income Taxes
The Company's income tax expense was $10.7 million for the nine months ended March 28, 1998 compared to $3.4 million in the prior year period, reflecting unconsolidated tax losses at Turtle Beach, and the taxable gain from the sale of assets to Singapore in fiscal 1998, which was eliminated, for book purposes, in the consolidated financial statements and the tax free gain from the sale of the Company's battery charge controller business in the prior year period.

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

Subsequent to the end of the third fiscal quarter, the Company experienced increased competition in the market for single channel 10/100mb LAN transceivers, which has led to cancellation of orders and severe price erosion for this product line. The Company doesn't expect increased revenues from other product line to be sufficient in the fourth fiscal quarter to offset declines in revenues from single channel 10/100mb LAN transceivers. The Company's backlog as of March 28, 1998 was $28.6 million as compared to $34.4 million at March 29, 1997. The Company includes in its backlog customer released orders, which may be canceled generally with 30 days advance notice without significant penalty to the customers. Accordingly, the Company believes that its backlog, at any time, should not be used as a measure of future revenues.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 28, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $21.1 million as compared to $18.4 million at June 28, 1997. Net cash provided by operating activities was $16.8 million for the nine months of fiscal 1998, as compared to $4.8 million in prior year period. This increase primarily represents improved earnings and inventory turns partially offset by increased accounts receivable as a result of revenue increases. Notwithstanding, the Company's days sales outstanding was reduced from 51 days at June 28, 1997 to 45 days in the nine months of fiscal 1998, while inventory turns increased from 4.2 times in fiscal 1997 to 6.3 times in the nine months of fiscal 1998.

Expenditures for property and equipment were $7.4 for the nine months of fiscal
1998 as compared to $1.9 in the prior year period.   The increases in
expenditures are primarily attributable to the start up of the Singapore facility and the investment in design and testing tools and software. Net purchases of marketable securities were $7.8 million for the current period as compared to no net activities with marketable securities in the prior year period.

The Company repurchased, using the cost method, 437,000 of its outstanding shares valued at $12.2 million versus 792,000 shares valued at $10.5 million in the comparable prior period. Through exercise of stock options by various employees, share capital increased $6.7 million in fiscal 1998, as compared to $7.0 million in the prior year period.

  The Company did not draw on its $20.0 million revolving line of credit during the first nine months of fiscal 1998. In March 1998, the Company renegotiated its revolving/term loan credit facility with a commercial bank to extend the expiration to December 31, 1999. The Company believes that existing sources of liquidity and funds expected to be generated from operations will provide adequate cash to fund the Company's anticipated working capital needs over the short term. Further expansion of the Company's business or the completion of any material strategic acquisitions may require additional funds which, to the extent not provided by internally generated sources, could require the Company to seek access to debt or equity markets.

In January 1998, the Board of Directors authorized a new stock repurchase program, which provides for the purchase from time to time of 1.5 million shares of the Company's common stock. The timing and amount of shares repurchased will be determined at the discretion of the Company's management. As of March 28, 1998, the Company holds approximately 0.7 million shares in treasury stock valued at $15.9 million, using the cost method.

During the second quarter of fiscal 1998, the technology exchange program between the Company and International Business Machines Corporation ("IBM") on Fast Ethernet chip technologies was completed and accordingly, the agreement governing this program between the two companies was terminated.

The Company has developed preliminary plans to address possible impact on its computer systems of the year 2000. Key operational systems, design programs and software applications have been assessed and detailed plans have been developed to address the modifications required. The financial impact of making such changes is not expected to be material to the Company's results of operations or financial condition. The Company is also in the process of reviewing Year 2000 compliance of the third parties with which it deals electronically. The Company is not in a position at this time to assess the financial impacts or costs of such compliance on such third parties at this time.

For the nine months ended March 28, 1998 and March 29, 1997, the Company generated approximately 62.9% and 59.3% of its net sales, respectively, from international markets. These sales were generated primarily from the Company's customers in the Pacific Rim region and included sales to foreign corporations, as well as to foreign subsidiaries of U.S. corporations. All revenues and production purchases are performed in US dollars. Two of the Company's wafer suppliers and all of the Company's assemblers are located in the Pacific Rim and in addition, the Company has opened a new facility in Singapore in the current fiscal year. Several countries in this region have experienced currency devaluation and/or difficulties in financing short-term obligations.

The Company's international business activities in general are subject to a variety of potential risks resulting from certain political, economic and other uncertainties including, without limitation, political risks relating to a substantial number of the Company's customers being in Taiwan. Certain aspects of the Company's operations are subject to governmental regulations in the countries in which the Company does business, including those relating to currency conversion and repatriation, taxation of its earnings and earnings of its personnel, and its use of local employees and suppliers. The Company's operations are also subject to the risk of changes in laws and policies in the various jurisdictions in which the Company does business, which may impose restrictions on the Company. The Company cannot determine to what extent future operations and earnings of the Company may be effected by the economic crisis, new laws, new regulations, changes in or new interpretations of existing laws or regulations or other consequences of doing business outside the U.S.

As had been previously disclosed in the first quarter 1998 Form 10-Q, Voyetra Technologies ("VTI") filed suit against the Company for various claims related to the merger of Turtle Beach Systems ("TBS") with VTI. On December 31, 1997, the Company and Voyetra reached a settlement in which VTI would release the Company from all claims and relieve the Company of all obligations with respect to the VTI/TBS merger agreement in exchange for assumption of certain liabilities of TBS, a $200,000 cash payout and return of VTI stock held by the Company. As of the end of the third fiscal quarter 1998, the Company has settled these liabilities and returned the VTI stock held by the Company to VTI.

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," in the third quarter of 1998. As a result, all prior year's earnings per share calculations have been restated.

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

On April 23, 1998, the Company filed a Current Report on Form 8-K which included as an exhibit in to the third quarter earnings release. The earnings release disclosed that the Company has experienced increased competition in the market for single channel 10/100mb LAN transceivers, which has led to cancellation of orders and severe price erosion for this product line. While recent market acceptance of several new frequency timing products for multimedia and communication applications has been positive, the Company does not expect these new frequency timing products to deliver sufficient revenue and earnings in the fourth quarter to offset expected declines from networking transceivers.

     PART II.  OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K
     (a)  Exhibits

               Exhibit
               Number         Description
               ------         -----------
               11        Computation of Net Income Per Share for the three
                          and nine months ended March 28,  1998
                          and March 29,  1997.


               27        Financial Data Schedule



     (b)  Reports on Form 8-K:

                        None reported.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 7, 1998            INTEGRATED CIRCUIT SYSTEMS, INC.



                                   By: /s/ Henry Boreen
                                      -------------------
                                      Henry Boreen
                                      President and Chief Executive Officer



Date:  May 7, 1998
                                   By: /s/ Hock E. Tan
                                      -------------------
                                      Hock E. Tan
                                      Senior Vice President and CFO
                                      (Principal financial & accounting officer)

17