Form 10-K405
period 1998-06-27
INTEGRATED CIRCUIT SYSTEMS INC
filed 1998-09-23
CIK 874689

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K
(MARK One)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED JUNE 27, 1998
                                       OR
    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                          COMMON STOCK, NO PAR VALUE
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registration was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes      X        No
                                         -----------       -----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K.   [  X  ]

    Aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of August 28, 1998, based on the closing sales price, was $101,682,820. Such calculation excludes the shares of Common Stock beneficially held by directors and certain officers of the registrant but does not reflect a determination that persons are affiliates for any other purpose. The number of shares outstanding of the registrant's Common Stock as of August 28, 1998: 12,325,111 shares

===============================================================================

                                    PART I

ITEM 1.  BUSINESS

                                    GENERAL
                                    -------

Integrated Circuit Systems, Inc. (the "Company") was incorporated in Pennsylvania in 1976, and began by designing and marketing custom application specific integrated circuits ("ASICs") for various industrial customers. In particular, the Company was noted for its unique expertise in designing ASICs which combined both analog and digital, or "mixed-signal", technology. By 1988, the Company had adopted a strategy of developing proprietary integrated circuits ("ICs") to capitalize on its complex mixed-signal design technology and pioneered the market for frequency timing generators ("FTGs") which provide the timing signals or "clocks" necessary to synchronize high performance electronic systems. FTGs replaced the multiple crystal oscillators and other peripheral circuitry previously used to generate and synchronize timing signals, thus providing savings in board space, power consumption and cost. The Company's FTG products were initially used in video graphics applications in personal computers ("PCs"), but subsequently expanded to include motherboards and PC peripheral devices such as disk drives, audio cards and laser printers. More recently, the Company has further extended the use of its mixed-signal expertise to develop products for data communication applications. The Company currently considers its various design, manufacture and marketing activities to be a single industry segment.

The Company's initial public offering of Common Stock occurred in June 1991, at which time the Company's Common Stock commenced trading on the Nasdaq National Market under the symbol ICST.

ACQUISITIONS/DIVESTITURES

While the Company has pursued strategic acquisitions, in an effort to focus limited engineering resources on higher return product lines, the Company has also selectively pruned its product portfolio.

In the second quarter of fiscal 1993, the Company acquired Avasem Corporation ("Avasem"), a privately held company producing FTGs primarily for PC motherboards, as well as other custom mixed signal IC components. In the first quarter of fiscal 1994, the Company acquired Turtle Beach Systems, Inc., ("Turtle Beach") a privately held company engaged in the design, development and marketing of sound board and software products primarily for the PC multimedia market. These acquisitions were structured as tax-free reorganizations solely in exchange of common stock of the Company, and were accounted for as pooling of interests. Accordingly, all financial information for periods prior to the acquisition have been restated to reflect the combined operations of these companies prior to the acquisition.

In the third quarter of fiscal 1995, the Company acquired a 51% interest in ARK Logic, Inc., ("ARK Logic") a privately held company developing graphic accelerator chips. In the second quarter of fiscal 1996, the Company's Turtle Beach subsidiary acquired the PC multimedia and communications upgrade product lines of Value Media, Inc., ("Value Media") a privately held company that developed and marketed multimedia peripheral kits for PCs. In the third quarter of fiscal 1997, the Company acquired MicroClock, Inc., a leading producer of clock synthesizer integrated circuits for multimedia applications including PC, audio, digital set-top boxes, DVD, PC networking disk drives and modems. These acquisitions were accounted for using the purchase method, and are accordingly included in the Company's consolidated financial statements from the date of the acquisition.

In the first quarter of fiscal 1997, the Company sold Galaxy Power, Inc., containing its battery charge controller product line, to Edward H. Arnold, former chairman and CEO of the Company in a tax-free transaction in which a gain was recorded. In the second quarter of fiscal 1997, Turtle Beach merged with Voyetra Technologies, Inc., ("Voyetra") a supplier of music and audio software and the Company thereby exchanged its approximately 87% interest in Turtle Beach for an approximately 35% interest in the combined entity. There was no gain or loss recorded on this transaction. During the fourth quarter of fiscal 1997, the Company determined that significant events and changes in circumstances had occurred that indicated an impairment loss on this investment. Subsequently, the Company disposed of its investment in Voyetra in exchange for extinguishment of certain potential liabilities with respect to Turtle Beach. In the fourth quarter of fiscal 1997, the Company sold for cash approximately 80 percent of its equity position in ARK Logic, Inc., which was previously recorded as discontinued operations in the third quarter of fiscal 1997, to Vision 2000 Ventures, Ltd., a privately held Cayman Islands investment holding company. The Company's remaining ownership interest in Ark Logic, approximately 11%, was written off in the fourth quarter of fiscal 1997.

                       PRODUCTS AND PRODUCT APPLICATIONS
                       ---------------------------------

FREQUENCY TIMING GENERATORS

MOTHERBOARD AND PERIPHERAL APPLICATIONS. The Company supplies a broad line of FTG products for use in PC motherboard and peripheral applications, which provide the numerous frequency outputs required for various timing functions required by personal computer systems. These FTGs control multiple functions by providing and synchronizing the timing of the computer system, including signals from the video screen, graphics controller, memory, keyboard, microprocessor, disk drives and communication ports. The Company has continued to expand its presence in the non-PC market, and products designed for these applications contributed over 20% of the Company's FTG revenues in fiscal 1998.

Major OEM customers in fiscal 1998 include: Acer, Asustek, Intel, Compaq, IBM, Hewlett-Packard, Siemens, and Seagate.

DATA COMMUNICATIONS

The Company has also developed and, since late fiscal 1995, marketed transceiver chipsets for data communications applications, including ATM and SONET. During the first quarter 1997, the Company introduced a single chip, CMOS, 10/100 megabit per second PHYceiver product for Fast Ethernet applications. A cost reduced version of this product was engineered during the fiscal year. In fiscal 1998, the Company sold over 3.5 million of these chips to customers such as Compaq, Hitachi, Hewlett Packard, Lexmark, Racore and Silicon Graphics.

While this product experienced strong demand, the Company was unable to fully respond to potential backlog due to capacity constraints. Reflecting this and increased competition in the market from new participants in single channel 10/100 megabit transceivers as well as new generations of integrated transceivers, the Company has recently lost market share and experienced severe price erosion.

SYSTEMS TECHNOLOGY

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

                              SALES AND MARKETING
                              -------------------

The Company markets its IC component products worldwide through a network of independent sales representatives and distributors managed by a direct sales force of employees. During fiscal 1998, the Company conducted its direct sales efforts through its offices in Norristown, PA, San Jose, CA, Houston, TX, and Taipei, Taiwan. The Company has over 400 OEM customers, including Compaq, DEC, Fujitsu Devices, Hewlett Packard, IBM, Intel, SCI, Silicon Graphics, Solectron, and Sun Microsystems. No customer represented 10% or more of the Company's revenues in fiscal 1998.

Foreign sales are directly conducted by sales representatives and distributors located in the Pacific Rim and Europe, and managed by direct sales staff in the Taiwan sales office and the San Jose facility. Foreign sales are denominated in U.S. dollars and are subject to risks common to export activities, including governmental regulation and trade barriers.

The Company includes in its backlog customer released orders with firm schedules for shipment within the next twelve months. These orders may not be canceled generally without 30 days advance notice. The Company has experienced a reduction in customer order lead times for its IC products and its "turns" business (i.e., orders placed by customers for immediate or short term delivery within the same quarter) has grown to a significant share of its quarterly revenue.

The Company's revenues are subject to fluctuations primarily as a result of competitive pressures on selling prices, changes in the mix of products sold, the timing and success of new product introductions and the scheduling of orders by customers.

The Company generally warrants that its products will be free from defects in workmanship and materials for a one-year period. Defective products returned to the Company within the warranty period are replaced or refunded after a confirming evaluation by the Company's quality control staff. The Company has not experienced significant warranty returns to date.

                                 MANUFACTURING
                                 -------------

The Company qualifies and utilizes third party suppliers for the manufacture of silicon wafers. Such suppliers are capable of providing CMOS processing technologies ranging from 0.35 to 3.0 micron. All of the Company's wafers currently are manufactured by outside suppliers, three of which supply the substantial majority of the Company's wafers. The Company and its suppliers typically agree on production schedules based on order backlog and demand forecasts for the next three months.

Although most of the Company's relationships with its wafer suppliers do not currently provide for the supplier to supply, or the Company to purchase, substantial minimum wafer quantities, the Company has, on occasion, made negotiated commitments to purchase specified minimum wafer quantities in exchange for supply commitments and/or pricing concessions. The Company has an outstanding wafer supply contract with Chartered Semiconductor Manufacturing PTE Ltd. ("CSM") pursuant to which the Company had placed a deposit of $10.0 million in exchange for a commitment by CSM to supply an agreed minimum quarterly quantity of wafers over a five-year period from April 1996 through December 2000. As of June 27, 1998, approximately $7.9 million remains on deposit with CSM pursuant to this arrangement.

During the fourth quarter of fiscal 1997, the Company initiated plans to set up a test and drop-ship facility in Singapore's Kolam Ayer Industrial Park to achieve faster delivery of its products to customers throughout the Pacific Rim. The Singapore facility handles wafer probe and final testing for various integrated circuits used in personal computers, data storage devices and other peripheral applications. The facility began testing devices in the first quarter of 1998 and shipments began in the second quarter of fiscal 1998.

The Company believes that adequate capacity will be available to support its manufacturing requirements. The Company's reliance, however, on multiple, offshore, outside subcontractors involves several risks, including capacity constraints or delays in timely delivery and reduced control over delivery schedules, quality assurance and costs. The Company is continuously seeking to obtain additional sources of supply and capacity for more advanced process technologies, although there can be no assurance that such additional sources and capacity can be obtained. The occurrence of any supply or other problems resulting from these risks could have a material adverse effect on the Company's operating results.


                           RESEARCH AND DEVELOPMENT
                           ------------------------

The Company believes that it must continually introduce new products to take advantage of market opportunities and maintain its competitive position. Research and development efforts concentrate on the design and development of new leading edge products for the Company's markets and the continual enhancement of the Company's design capabilities. Expenditures for research and development were approximately $19.8 million, $13.5 million and $10.5 million in fiscal 1998, 1997 and 1996, respectively, and include expenses related to the development of the Company's recently introduced data communication products as well its FTG and custom products. Such expenses typically include costs for engineering personnel, prototype and wafer mask costs, and investment in design tools and support overheads related to new and existing product development.

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


                       PATENTS, LICENSES AND TRADEMARKS
                       --------------------------------

The Company holds several patents, as well as copyrights, mask works, and trademarks with respect to its various products and expects to continue to file applications for the same in the future as a means of protecting its technology and market position. In addition, the Company seeks to protect its proprietary information and know-how through the use of trade secrets, confidentiality agreements and other security measures. There can be no assurance, however, that these measures and/or others will be adequate to safeguard the Company's interests or preserve the Company's leading edge in certain of its technology and products or protect it from allegations regarding potential patent infringement. To augment product feature sets or accelerate development schedules, the Company licenses certain technologies. No single license, however, is deemed to be material to the consolidated business of the Company. In certain instances, the Company has performed design services pursuant to an agreement by which it transferred certain of its intellectual property rights in the final product to its customers. Such transfers are also not deemed material to the consolidated business of the Company.

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


                                  COMPETITION
                                  -----------

In general, the semiconductor and PC component industries are intensely competitive and characterized by rapid technological changes, price erosion, cyclical shortages of materials, and variations in manufacturing yields and efficiencies. The Company's ability to compete in this dynamic and opportunistic environment depends on factors both within and outside its control, including new product introduction, product quality, product performance and price, cost-effective manufacturing, general economic conditions, the performance of competition and the growth and evolution of the industry in general. In the latter regard there are several substantial entities, the Company not being one of them, in the industry who could, and do, exert significant influence in determining the pace and key trends in the development of PCs and PC components. Moreover, some of the Company's current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company. Competitors also include privately owned and emerging companies attempting to secure a share of the market for the Company's products.

                          FORWARD-LOOKING STATEMENTS
                          --------------------------

   The statements contained or incorporated by reference in this Annual Report on Form 10-K or the Exhibits hereto that are not historical facts or statements of current condition are forward-looking statements. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "forecasts," "estimates," "plans," "continues," "may," "will," "should," "anticipates" or "intends," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy or intentions. These forward-looking statements, such as statements regarding Year 2000, anticipated future new product introductions, revenues, capital expenditures, acquisitions, management and production activities, and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's results, performance or achievements include, but are not limited to, the "Risk Factors" set forth below, and general economic conditions, including economic conditions related to the semiconductor and PC industries. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward looking statements. Furthermore, the Company disclaims any obligation or intent to update any such factors or forward-looking statements to reflect future events or developments.

RISK FACTORS
In addition to the other information in this Annual Report on Form 10-K, the following risk factors should be carefully considered.

DEPENDENCE ON CONTINUOUS INTRODUCTION OF NEW PRODUCTS BASED ON THE LATEST TECHNOLOGY

   The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. Product life cycles are continually becoming shorter, which causes the gross margins of semiconductor products to decline precipitously as the next generation of competitive products (which are often more technologically sophisticated) are introduced. Because of this almost inevitable product obsolescence and declining margins, the Company's future success is highly dependent upon its ability to continually develop new products using the latest and most cost-effective technologies, introduce them in commercial quantities to the marketplace ahead of the competition and have them selected for inclusion in products of leading systems manufacturers. There can be no assurance that the Company will be able to regularly develop and introduce such new products on a timely basis or that products developed by the Company, including recently introduced products, will be selected by systems manufacturers for incorporation into their products. The Company's failure to develop such new products, or to have its products available in commercial quantities ahead of competitive products and selected for inclusion in products of systems manufacturers, would have a material adverse effect on the Company's results of operations and financial condition.

INTENSELY COMPETITIVE INDUSTRY

   The semiconductor and PC component industries are intensely competitive. The Company's ability to compete depends highly on elements outside the Company's control, such as general economic conditions affecting the semiconductor and PC industries and the introduction of new products and technologies by competitors. Most of the Company's competitors and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company. These competitors include major multinational corporations possessing worldwide wafer fabrication and integrated circuit production facilities and diverse, established product lines. Competitors also include emerging companies attempting to obtain a share of the existing market for the Company's current and proposed products. To the extent that the Company's products achieve market acceptance, competitors typically seek to offer competitive products or embark on pricing strategies which, if successful, could have a material adverse effect on the Company's results of operation and financial condition.

   The Company has directed significant resources towards the objective of establishing growth in networking transceiver markets. In order to succeed, the Company may have to displace larger and more established competitors in these markets. There can be no assurance that the Company will be successful in its efforts or that even if market penetration were to be achieved the networking transceiver products would be profitable or that competitive responses would not have a material adverse impact on future profitability.

DEPENDENCE ON FREQUENCY TIMING PRODUCTS

   The Company's frequency timing generator products for use in motherboard and peripheral applications for PCs accounted for approximately 51.4%, 53.7% and 45.6% of the Company's total revenue in fiscal years 1998, 1997 and 1996, respectively. The Company believes that competitors increasingly are becoming second source suppliers of products which could be substituted for certain of the Company's PC video graphics products. Some suppliers of other complementary IC video products, such as video graphics controllers, have begun to integrate the video timing generator function into other products, primarily for lower performance applications. As a result, the Company has experienced, and may continue to experience, downward pricing pressure on and competition in certain of its PC video graphics frequency timing generator products. Future sales may be materially and adversely affected by the availability and sales of these competing products. Additionally, there can be no assurance that the Company will be able to increase revenues in the future relating to its frequency timing generator products.

DEPENDENCE ON PC INDUSTRY

   A substantial portion of the sales of the Company's products depend largely on sales of PCs and peripherals for PCs. The PC industry is subject to extreme price competition, rapid technological change, evolving standards, short product life cycles and continuous erosion of average selling prices. Should the PC market decline or experience slower growth, then a decline in the order rate for the Company's products could occur during a period of inventory correction by PC and peripheral device manufacturers, which could result in a decline in revenue or a slower rate of revenue growth for the Company. A downturn in the PC market could also affect the financial health of some of the Company's customers, which could affect the Company's ability to collect outstanding accounts receivable from such customers. Furthermore, the intense price competition in the PC industry is expected to continue to put pressure on the price of all PC components, including the Company's products, thus reducing profit margins.

   The PC industry also depends upon sales worldwide, and recent economic turmoil in the Pacific Rim will substantially reduce sales of PCs in that geographic area. The ultimate impact on the Company cannot be determined at this time. Similar regional economic crisis, whether in developing or mature markets, could also impact sales of PCs and peripherals for PCs, and thus impact sales of the Company's products.

DEPENDENCE ON OUTSIDE WAFER FOUNDRIES AND ASSEMBLERS

   The Company currently depends entirely upon third party suppliers for the manufacture of the silicon wafers from which its finished circuits are manufactured, and for the assembly of finished integrated circuits from silicon wafers.

   There can be no assurance that the Company will be able to obtain adequate quantities of processed silicon wafers within a reasonable period of time or at commercially reasonable rates , and the semiconductor industry has experienced disruptions from time to time in the supply of processed silicon wafers due to quality or yield problems or capacity limitations. Virtually all of the Company's wafers are manufactured by three outside foundries. If one or more of these foundries are unable or unwilling to produce adequate supplies of processed wafers on a timely basis, it could cause significant delays and expense in locating a new foundry and redesigning circuits to be compatible with the new manufacturer's process and, consequently, could have a material adverse effect on the Company's results of operation and financial condition.

   The Company also relies entirely upon third parties for the assembly of finished integrated circuits from processed silicon wafers. The Company currently relies on four assemblers, two of which produce most of the Company's finished integrated circuits. While the Company believes that there is typically a greater availability of assemblers than silicon wafer foundries, it could none the less incur significant delays and expense if one or more of the assemblers upon which the Company currently relies become unable or unwilling to assemble finished integrated circuits from silicon wafers.

   Two of the foundries that manufacture the silicon wafers from which finished circuits are manufactured, and all of the third parties used by the Company to assemble finished integrated circuits, are located in the Pacific Rim. The Company has typically relied upon production and assembly in this geographic area because of the abundance of third parties performing these services, as well as the geographic proximity to manufacturers of PCs and other equipment in that region that use the Company's products. The impact of the current financial crisis in the Pacific Rim countries on the Company's operations in this area cannot yet be determined. It is possible, among other things, that one or more of the Company's key suppliers could face insolvency or other financial risks due to the economic crisis in that region which would require them to cease operations. This could cause a delay in the Company's production and delivery of commercial quantities of its products, which in turn could materially adversely affect the Company's revenues and financial condition. See "Risks Associated with International Business Activities."

RISKS ASSOCIATED WITH INTERNATIONAL BUSINESS ACTIVITIES

   For the fiscal years 1998, 1997 and 1996, the Company generated approximately 58.8%, 60.3% and 46.8% of its net sales, respectively, from international markets. These sales were generated primarily from the Company's customers in the Pacific Rim region and included sales to foreign corporations, as well as to foreign subsidiaries of U.S. corporations. The Company estimates that in fiscal 1998, approximately one-half of the Company's sales in international markets were to foreign corporations, with the bulk of them being in Taiwan.

   In addition, two of the Company's wafer suppliers and all of the Company's assemblers are located in the Pacific Rim. Several countries in this region have experienced currency devaluation and/or difficulties in financing short-term obligations. There can be no assurance that the effect of this economic crisis on the Company's wafer suppliers will not impact the Company's wafer supply or assembly operations, or that the effect on the Company's customers in that region will not adversely affect both the demand for the Company's products and the collectibility of receivables. See "Dependence on Outside Wafer Foundries and Assemblers."

   The Company's international business activities in general are subject to a variety of potential risks resulting from certain political, economic and other uncertainties including, without limitation, political risks relating to a substantial number of the Company's customers being in Taiwan. Certain aspects of the Company's operations are subject to governmental regulations in the countries in which the Company does business, including those relating to currency conversion and repatriation, taxation of its earnings and earnings of its personnel, and its use of local employees and suppliers. The Company's operations are also subject to the risk of changes in laws and policies in the various jurisdictions in which the Company does business which may impose restrictions on the Company. The Company cannot determine to what extent future operations and earnings of the Company may be effected by new laws, new regulations, changes in or new interpretations of existing laws or regulations or other consequences of doing business outside the U.S.

   The Company's activities outside the U.S. are subject to additional risks associated with fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. Additionally, worldwide semiconductor pricing is influenced by currency fluctuations, and the recent devaluation of the currencies of several countries in the Pacific Rim could have a significant impact on the prices of the Company's products if its competitors offer products at significantly lower prices in an effort to maximize cash flows to finance short-term, dollar denominated obligations; such devaluations could also impact the competitive position of the Company's customers in Taiwan and elsewhere, which could impact the Company's sales.

RISKS ASSOCIATED WITH ACQUISITIONS; INTEGRATION OF OPERATIONS

   An element of the Company's growth strategy has been to pursue strategic acquisitions that expand and complement the Company's business. Acquisitions involve a number of risks inherent in assessing the values, strengths, weaknesses and profitability of acquisition candidates including: adverse short-term effects on the Company's operating results; diversion of management's attention; dependence on retaining key personnel; amortization of acquired intangible assets; and risks associated with unanticipated problems and latent liabilities or contingencies. In addition, the Company's acquisitions of other companies and product lines will require the integration of their operations into those of the Company. There can be no assurance that the Company will be able to identify appropriate acquisition candidates, or successfully integrate acquired operations to realize cost-savings or other synergies, and the failure to do so could have a material adverse effect on the Company's results of operations and financial condition.

VARIABILITY OF QUARTERLY RESULTS

   The Company's quarterly and annual operating results have been subject to substantial fluctuation in the past, and are likely to similarly fluctuate in the future as a result of a wide variety of factors, including competitive pressures on selling prices, timing and cancellation of customer orders, fluctuations in production yields, changes in the mix of products sold, availability of wafer supply, possible disruptions of operations caused new foundries or other vendors, political and economic instability in foreign markets affecting both ultimate customers of the Company's products and the availability of third-party suppliers for the manufacture, assembly and testing of silicon wafers and finished circuits, seasonal patterns of spending and manufacturing inefficiencies associated with the development and start up of new products.

   The Company believes that its future quarterly operating results may also fluctuate as a result of Company-specific factors, including pricing pressures on its more mature FTG components, fluctuating demand for its custom ASIC products, acceptance of the Company's newly introduced products and market acceptance of its customers' products. In addition, the Company is subject to fluctuations in the annual business cycles of its original equipment manufacturer "OEMs" customers.

DEPENDENCE ON PATENTS, TRADE SECRETS AND PROPRIETARY TECHNOLOGY

   The Company holds several patents as well as copyrights, mask works and trademarks with respect to its various products and expects to continue to file applications for the same in the future as a means of protecting its technology and market position. In addition, the Company seeks to protect its proprietary information and know-how through the use of trade secrets, confidentiality agreements and other security measures. With respect to patents, there can be no assurance that any applications for patent protection will be granted, or, if granted, will offer meaningful protection. Additionally, there can be no assurance that competitors will not develop, patent or gain access to similar know-how and technology, or reverse engineer the Company's products, or that any confidentiality agreements upon which the Company relies to protect its trade secrets and other proprietary information will be adequate to protect the Company's proprietary technology. The occurrence of any such events could have a material adverse effect on the Company's results of operations and financial condition.

   Patents covering a variety of semiconductor designs and processes are held by various companies. The Company has from time to time received, and may in the future receive, communications from third parties claiming that the Company may be infringing certain of such parties' patents and other intellectual property rights. Any infringement claim or other litigation against or by the Company could have a material adverse effect on the Company's results of operations and financial condition.

DEPENDENCE UPON KEY PERSONNEL

   The Company is dependent upon its ability to attract and retain highly-skilled technical, managerial and marketing personnel. The Company believes that its future success in developing marketable products and achieving a competitive position will depend in large part upon whether it can attract and retain skilled personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining the personnel it requires to successfully develop new and enhanced products and to continue to grow and operate profitably. Furthermore, retention of scientific and engineering personnel in the Company's industry typically requires the Company to present attractive equity incentive packages, which could lead to additional dilution.

   Virtually all of the Company's key engineers worked at other companies or at universities and research institutions before joining the Company. Disputes may arise as to whether technology developed by such engineers while employed by or associated with the Company was first discovered when they were employed by or associated with others in a manner that would give third parties rights to such technology superior to the rights, if any, of the Company. Disputes of this nature have occurred in the past, and are expected to continue to arise in the future, and there can be no assurance that the Company will prevail in any such disputes. To the extent that consultants, vendors or other third parties apply technological information independently developed by them or by others to the Company's proposed products, disputes may also arise as to the proprietary rights to such information, which may not be resolved in favor of the Company.

PRODUCT LIABILITY EXPOSURE AND POTENTIAL UNAVAILABILITY OF INSURANCE

Certain of the Company's custom IC products are sold into the medical markets for applications which include a blood glucose measurement instrument and hearing aids. In certain cases, the Company has provided or received indemnities with respect to possible third party claims arising from these products. Although the Company believes that exposure to third party claims has been minimized, there can be no assurance that the Company will not be subject to third party claims in these or other applications or that any indemnification or insurance available to the Company will be adequate to protect it from liability. A product liability claim, product recall or other claim, as well as any claims for uninsured liabilities or in excess of insured liabilities, could have a material adverse effect on the Company's results of operations and financial condition.

VOLATILITY OF THE COMPANY'S STOCK PRICE

Since the initial public offering of the Company's Common Stock in 1991, the market value of the Company's Common Stock has been subject to significant fluctuation. The market price of the Company's Common Stock is likely to continue to be subject to significant fluctuations in response to operating results and other factors. In addition, the stock market in recent years has experienced price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of the companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price of the Company's Common Stock.

                     EXECUTIVE OFFICERS OF THE REGISTRANT
                     ------------------------------------

The following sets forth certain information with regard to executive officers of Integrated Circuit Systems, Inc.

        Name                Age                      Position
-------------------       --------    -------------------------------------------------------------
Henry I. Boreen              71          Chief Executive Officer, Chairman of the Board

Hock E. Tan                  47          Senior Vice President, Chief Operating Officer and
                                         Chief Financial Officer
Martin Goldberg              51          Vice President of Sales
K. Venkateswaren             54          Vice President, Engineering Services
Greg Richmond                38          Vice President, Frequency Timing Generator Group

Mr. Boreen has been a director of the Company since December 1984 and Chairman of the Board of Directors since April 1995. In March 1998, Mr. Boreen was appointed to the additional position of interim chief executive officer pending a search for a new chief executive officer for the Company. Since 1984, Mr. Boreen has been a principal of HIB International. From 1989 to January 1998, Mr. Boreen has also served as chairman of AM Communications, Inc., a manufacturer of telecommunications equipment. Mr. Boreen has over 35 years of experience in the integrated circuits industry, and was the founder and chairman of Solid State Scientific, a semiconductor manufacturer.

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

Dr. Venkateswaren was appointed Vice President, Engineering Services in July 1998. He also has served as Vice President, Data Communications Group. He was one of the founders of Avasem Corporation and, since 1982, had been Vice President of Engineering of Avasem (and the Company after its acquisition of Avasem). Dr. Venkateswaren has also served in senior design engineering positions with Fairchild Semiconductor and Rockwell International. Dr. Venkateswaren holds a M.Tech. in Electrical Engineering from the Indian Institute of Technology, Bombay, India, and a Ph.D. in Electrical Engineering from the University of Waterloo, Canada. He did Post-Doctoral Fellowships at the University of Waterloo, Canada and the University of California.

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

                                   EMPLOYEES
                                   ---------

As of June 27, 1998, the Company had 259 full-time employees, 91 of whom were engaged in research and development, 23 in sales, 18 in marketing and technical support, 34 in finance and administration, and 93 in manufacturing support and operations. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage.

ITEM 2.  PROPERTIES

The Company's principal facilities consist of a 61,000 square foot building in Norristown, Pennsylvania, which serves as the corporate headquarters and is used for product development, testing, sales, and administration. This facility was purchased in September 1992, and is currently financed with a $2,000,000 loan that had been granted from Pennsylvania Industrial Development Authority (PIDA). The PIDA loan is payable in monthly installments over 15 years at an interest rate of 2%.

The Company also utilizes a sales office located in Taipei, Taiwan, which consists of 1,300 square feet of office space leased pursuant to an agreement which expires in November 2000.

The Company also utilizes a test and shipping facility located in Singapore, which consists of 16,000 square feet of space leased pursuant to an agreement which expires in August 2000. The space is used for testing, warehousing, sales and administration.

The Company also utilizes a West Coast operation located in San Jose, California, which consists of 26,686 square feet of office space leased pursuant to an agreement which expires in December 1998. The space is used for product development, sales, marketing and administration. In December 1998, the West Coast operation will be relocating to a new facility currently under construction in San Jose, which will consist of 70,000 square feet of office space pursuant to a new lease agreement to be executed upon completion of the facility which will expire in December 2008. The Company believes that its current and new facilities are adequate to meet its current requirements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Company's common stock is traded in the over-the-counter market on the NASDAQ National Market System under the symbol ICST. In addition, options on the Company's common stock are traded on the Chicago Board Options Exchange. Below are the quarterly high and low closing sale prices of the Company's common stock for the fiscal years ended 1998 and 1997, as reported by the "NASDAQ Stock Market".


                                                                     Fiscal 1998                 Fiscal 1997
                                                             ------------------------------------------------------
                                                                    High          Low          High         Low
                                                             ------------------------------------------------------
     First quarter ended Sept 27 and Sept 28                        39.813        20.875        12.625        6.875
     Second quarter ended  Dec 27 and Dec 28                        42.750        20.125        14.125       10.250
     Third quarter ended Mar 28 and Mar 29                          35.188        19.688        17.500       13.000
     Fourth quarter ended Jun 27 and Jun 28                         21.375        12.375        22.725       12.625


On June 27, 1998, there were approximately 168 holders of record and in excess of 4,000 beneficial holders of the Company's common stock. The Company has not paid cash dividends on its common stock and intends to continue a policy of retaining any earnings for reinvestment in its business.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

                               FIVE YEAR SUMMARY

                   (In thousands, except for per share data)

                                                                               Year Ended
                                                      -------------------------------------------------------------
                                                         June 27    June 28      June 29          June 30
                                                          1998       1997         1996        1995       1994
                                                      -------------------------------------------------------------
Consolidated Statement of Operations Data:
Revenue                                                 $ 160,634   $ 104,359    $ 91,330     $ 97,745   $ 93,824
Cost of sales                                              88,859      59,137      54,848       45,649     45,798
Research and development                                   19,797      13,521      10,547       10,995     10,647
In process research and development costs                      --      11,196       1,500           --         --
Operating income                                           32,300       4,851       4,025       13,223     18,110
Income (loss) from continuing operations                   21,375      (7,510)      4,636        8,483     12,218
Loss from discontinued operations                              --        (909)       (721)      (3,560)        --
Net income (loss)                                          21,375      (8,419)      3,915        4,923     12,218
Basic income (loss) per common share (continuing
operations)                                             $    1.73   $   (0.65)   $   0.41     $   0.78   $   1.14
Basic income (loss) per common  share (discontinued
operations)                                                    --       (0.08)      (0.06)       (0.33)        --
                                                      -------------------------------------------------------------
Basic income (loss) per common share                    $    1.73   $   (0.73)   $   0.35     $   0.45   $   1.14
                                                      =============================================================
Basic shares used in computing income (loss) per
common share                                               12,343      11,474      11,278       10,936     10,712
                                                      =============================================================
Diluted income (loss) per common and common
equivalent share (continuing operations)                $    1.63   $   (0.65)   $   0.40     $   0.77   $   1.11
Diluted loss per common and common
equivalent share (discontinued operations)                     --       (0.08)      (0.06)       (0.32)        --
                                                      -------------------------------------------------------------
Diluted income (loss) per common and
common equivalent share                                 $    1.63   $   (0.73)   $   0.34     $   0.45   $   1.11
                                                      =============================================================
Diluted shares used in computing income (loss) per
common and common equivalent share                         13,141      11,474      11,592       11,045     11,030
                                                      =============================================================

                                                         June 27    June 28      June 29          June 30
                                                          1998       1997         1996        1995       1994
                                                      -------------------------------------------------------------
Consolidated Balance Sheet Data:
Working capital                                         $  65,113   $  48,260    $ 48,023     $ 45,470   $ 35,227
Total assets                                              108,009      90,622      87,570       77,691     73,452
Long-term debt, less current portion                        1,380       1,503       1,631        3,480      3,775
Shareholders' equity                                       89,768      70,147      69,164       62,484     55,726

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This report contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include, without limitation, information under the captions "Products and Product Applications" and elsewhere in this report, relating to planned product introductions and/or statements preceded by, followed by or that include the words "believes", "expects", "anticipates", "intends" or similar expressions. For such statements the Company claims the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. The important information that follows, in addition to those discussed elsewhere in the report and in the documents incorporated herein by reference, could cause the results to differ materially from those expressed in such forward looking statements.

ANNUAL RESULTS OF OPERATIONS

The following table sets forth statement of operation line items as a percentage of total revenue for the periods indicated and should be read in conjunction with the Consolidated Financial Statements and notes thereto.


                  (Expressed as a percentage of total revenue)

                                                                                           Year Ended
                                                                        ---------------------------------------------
                                                                             June 27       June 28         June 29
                                                                               1998          1997            1996
                                                                        ---------------------------------------------
Revenues                                                                    100.0%             100.0%          100.0%
Cost and expenses:
   Cost of sales                                                             55.3               56.7            60.1
   Research and development expense                                          12.3               13.0            11.5
   Selling, general and administrative expense                               12.1               14.5            20.2
   Amortization of goodwill                                                   0.2                0.5             0.2
Special charges:
   Facility closing                                                            --                 --             1.9
   Write-off of in-process research and development costs                      --               10.6             1.7
                                                                        ---------------------------------------------
Operating income                                                             20.1                4.7             4.4
    Interest and other income                                                (1.2)              (1.7)           (1.5)
    Interest expense                                                           --                0.1             0.4
    Impairment in equity investment                                            --                6.8              --
    Minority interest                                                          --               (0.1)           (1.1)
    Equity loss of investee                                                    --                0.8              --
                                                                        ---------------------------------------------
Income (loss) before income taxes and discontinued
    operations                                                               21.3               (1.2)            6.6

    Income tax expense                                                        8.0                6.0             1.5
                                                                        ---------------------------------------------
Income (loss) from continuing operations                                     13.3               (7.2)            5.1
Loss from discontinued operations                                              --               (0.9)           (0.8)
                                                                        ---------------------------------------------
Net income (loss)                                                            13.3%              (8.1%)           4.3%
                                                                        =============================================

REVENUE

The Company achieved revenue of $160.6 million in fiscal year 1998, as compared to $104.4 million and $91.3 million in fiscal years 1997 and 1996, respectively. This increase in fiscal 1998 revenue was attributable to demand increases across all product lines.


FREQUENCY TIMING GENERATORS

The Company's FTG component revenue increased $26.5 million to $82.6 million for fiscal 1998 as compared to prior year. The acquisition of MicroClock, Inc. in the third quarter of fiscal 1997 accounted for $14.1 million of the increase with the remaining amount attributable to strong demand from PC motherboard OEM customers. The average selling price for FTGs remained the same year to year from fiscal 1997 to fiscal 1998 while volume increased 45.0%.

FTG components for motherboard and peripheral applications for PCs contributed approximately 51.4%, 53.7% and 45.6% of total revenue in fiscal years 1998, 1997 and 1996, respectively. Although the market for FTG motherboard and PC peripheral applications is expected to continue to be a major source of revenue, the Company intends to increase its presence in applications for communications and consumer electronics, which comprised less than 10% of total FTG revenue in fiscal 1998.

DATA COMMUNICATIONS

Data Communications' component revenue represented approximately 25.2% of total revenue in fiscal year 1998, as compared to 15.4% in fiscal 1997 and very little corresponding revenue in fiscal 1996, reflecting the introduction of the new 1890 transceiver at the end of fiscal 1996. The Company has experienced increased competition in the market for single channel 10/100mb LAN transceivers, which has led to the cancellations of orders and severe price erosion for this product line.

SYSTEMS TECHNOLOGY

Revenue from Systems Technology comprised 23.4%, 24.4% and 30.8% of total revenue in fiscal years 1998, 1997 and 1996, respectively, and includes engineering and design revenue. The declining trend in Systems Technology's products, as a percentage of revenue, reflects overall increases in revenue from FTG and Data Communication components.

TURTLE BEACH

As a result of the merger of Turtle Beach and Voyetra, Turtle Beach was de-consolidated commencing November 30, 1996. The Company's 35% share of net losses at Voyetra was recorded under the equity method of accounting during the remainder of fiscal 1997. Revenues were 6.5% and 23.3% of total revenue in fiscal 1997 and 1996 respectively.

During the fourth quarter of fiscal 1997, the Company determined that significant events and changes in circumstances had occurred that indicated it was probable that its investment in Voyetra would not be recoverable. Accordingly, the Company recorded an impairment loss of approximately $7.1 million on its investment in Voyetra in the fourth quarter of 1997.

FOREIGN REVENUE

Foreign revenue, which resulted primarily from sales to offshore customers was 58.8%, 60.3% and 46.8% of total revenue in fiscal years 1998, 1997 and 1996, respectively. The decrease in fiscal 1998 reflects a substantial increase of Data Communications shipments in North America. The Company's sales are largely denominated in U.S. dollars.

COST OF SALES

Cost of sales consists of costs related to the purchase of processed wafers, assembly and testing services provided by third-party suppliers, as well as costs arising from in-house product testing, shipping, quality control and manufacturing support operations. Cost of sales as a percentage of total revenue was 55.3% in fiscal 1998, as compared to 56.7% in fiscal 1997 and 60.1% in fiscal 1996. The decrease in the cost of sales in fiscal year 1998 reflects reduced material costs and a favorable product mix.

RESEARCH & DEVELOPMENT

Research and development expense expressed as a percentage of revenue was 12.3% in fiscal 1998, as compared to 13.0% in fiscal year 1997, and 11.5% in fiscal 1996. In dollar terms, research and development spending increased 46.4% from fiscal year 1997 to 1998, primarily as a result of hiring additional engineering personnel, investment in new design tools and increased activity related to new product development and enhancement programs for existing standard products.

SELLING, GENERAL AND ADMINISTRATION

Selling, general and administration expense represents 12.1%, 14.5% and 20.2% of total revenues in fiscal years 1998, 1997 and 1996 respectively. In monetary terms, expenses have increased 28.6% from fiscal 1997 to fiscal 1998, but decreased 18.2% from fiscal 1996 to fiscal 1997. The increase from 1997 to 1998 primarily represents increases in variable costs associated with the revenue growth. The decrease from fiscal 1996 to fiscal 1997 represents the deconsolidation of Turtle Beach.

OPERATING INCOME

Expressed as a percentage of revenue, operating income was 20.1%, 4.7% and 4.4% in fiscal years 1998, 1997 and 1996, respectively. In dollar terms, operating income was $32.3 million in fiscal year 1998 compared to $4.9 million and $4.0 million in fiscal years 1997 and 1996, respectively. Fiscal 1997 includes a special charge of $11.2 million as a result of the write-off of in-process research and development costs arising from the acquisition of MicroClock. Fiscal 1996 includes special charges of $3.3 million primarily as the result of Turtle Beach's acquisition of certain assets of Value Media, which included a $1.5 million write-off of in-process research and development, and the transfer of Turtle Beach's York, PA operations to Fremont, CA, which resulted in a $1.8 million charge for facility closing. Accordingly, operating income before special charges was 20.1% of revenue in fiscal year 1998, as compared to 15.4% and 8.0% in fiscal 1997 and 1996, respectively.

EQUITY  INVESTMENT AND MINORITY INTEREST

On November 29, 1996, the Company signed a Merger Agreement to merge Turtle Beach Systems with Voyetra in exchange for an approximately 35% equity interest in the combined business. In connection with the merger, the Company also entered into a Revolving Credit Agreement and Note ("Revolving Credit Agreement") with Voyetra, pursuant to which the Company agreed to make loans to Voyetra up to an aggregate of $3.5 million, subject to certain covenants. The Company accounted for its investment in Voyetra under the equity method of accounting, and recorded an impairment loss on this investment in the fourth quarter of fiscal 1997. The minority interest represents the ownership interest in Turtle Beach Systems that the Company did not own prior to the merger.

During the fourth quarter of fiscal 1997 the Company determined that significant events and changes in circumstances had occurred subsequent to the merger that indicated it was probable that its investment in Voyetra would not be recoverable. In the opinion of the Company's management, Voyetra experienced an adverse shift in the fundamentals of its business which resulted in deteriorating gross profit margins and a substantial increase in operating losses. In addition, during the fourth quarter of fiscal 1997, the Company notified Voyetra that they had violated certain covenants and were in default under the Revolving Credit Agreement. As such, the Company was under no
obligation to provide financing under the Revolving Credit Agreement.   As a
result of these significant events in the fourth quarter of fiscal 1997, management of the Company estimated that the undiscounted cash flows anticipated for Voyetra would not be sufficient to recover the carrying value of the Company's investment and a write-down to fair value was required.
Consequently, in the fourth quarter of fiscal 1997, the Company recorded an impairment loss of $7.1 million on its investment in Voyetra which is included in the Statement of Operations as Impairment in equity investment.

In the second quarter of fiscal 1998, Voyetra filed a complaint in the Supreme Court of the State of New York against the Company. At the end of the second quarter, the Company and Voyetra reached a settlement. Voyetra would release the Company from all claims and all obligations with respect to the Voyetra/Turtle Beach merger agreement in exchange for assumption of certain liabilities of Turtle Beach by the Company, a $200,000 cash payment and return of Voyetra stock held by the Company. As of June 27, 1998, the Company has settled these obligations and returned the Voyetra stock.

INCOME TAXES

After adjusting for minority interest and equity investment, the Company's effective tax rate related to income from continuing operations was 37.5%, 95.8% and 27.8% for fiscal years 1998, 1997, and 1996, respectively. The effective tax rate for fiscal 1998 reflected tax exempt status of the Company's Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income for five years. The increased effective tax rate for fiscal 1997 includes a $11.2 million non-deductible intangible write-off related to the acquisition of MicroClock, Inc. and a $7.1 million capital loss for the impairment of the Voyetra investment.

NET INCOME (LOSS)

Fiscal 1998 reflects a net income of $21.4 million, or $1.63 per diluted share, as compared to a net loss of $8.4 million, or ($0.73) per diluted share, for fiscal 1997, and income of $3.9 million, or $0.34 per diluted share, for fiscal 1996. Excluding special charges, equity investment related charges and minority interest, however, net income for fiscal year 1997 was $10.6 million or $0.92 per diluted share and $6.0 million or $0.52 per diluted share for fiscal year 1996.

DISCONTINUED OPERATIONS

During the third quarter of fiscal 1997, the Company implemented a plan, with approval of the Board of Directors, to dispose of its majority interest in their subsidiary, ARK Logic, within a 12-month period. Unlike the Company's core business of developing mixed signal components, ARK Logic uses different design tools and technology to engineer complex digital circuits. Accordingly, the Company has presented ARK Logic as discontinued operations and all prior periods have been restated to reflect this presentation. The Company recorded a charge of $1.5 million in the third quarter of fiscal 1997, including severance and other exit costs. Subsequently, on June 17, 1997, the Company sold approximately 80% of its holdings in ARK Logic to Vision 2000 Ventures, Ltd for which a gain of $2.4 million, including the reversal of severance and facility termination accruals, was recorded. The Company's remaining ownership interest in ARK Logic (approximately 11%) was written off in the fourth quarter of fiscal 1997.

LIQUIDITY, CAPITAL RESOURCES AND INFLATION

As of June 27, 1998, the Company's principal sources of liquidity included approximately $41.8 million in cash and investments, as compared to $26.4 million at June 28, 1997. The investments primarily consist of commercial paper, government bonds and marketable securities with various maturities up to about one year. During fiscal year 1998, the Company generated $23.4 million in cash from its operating activities, as compared to $10.4 million during fiscal year 1997. The increase in fiscal year 1998 was primarily due to improved operating results, decreased accounts receivable as a result of improved collection efforts and reduced inventory. The increase in cash flow was offset by increased tax payments. The Company's days sales outstanding were reduced from 51 days in fiscal 1997 to 46 days in fiscal 1998, while inventory turns increased from 4.2 times in fiscal 1997 to 6.7 times in fiscal year 1998.

Expenditures for property and equipment were $8.1 million in 1998 as compared to $3.4 million in fiscal year 1997. The increased expenditures are primarily attributable to the start up of the Singapore facility and the investment in design and testing tools and software.

During fiscal 1998, under its existing wafer supply contract with Chartered Semiconductor Manufacturing PTE, Ltd. ("CSM"), the Company advanced the final $2.0 million installment of its deposit with CSM whereby CSM would supply an agreed minimum quantity of wafers over a five-year period from April 1996 through December 2000. The contract requires CSM to refund the Company's deposit by progressive installments based upon the volume of purchases made by the Company. CSM has refunded $2.1 million to the Company in fiscal 1998. As of June 27, 1998 and June 28, 1997, amounts due from CSM were $7.9 million and $8.0 million, respectively. The Company had previously entered into a similar agreement with one of its other wafer suppliers, American Microsystems, Inc., by which deposits totaling $5.5 million were placed in fiscal 1995 and the Company received $2.6 million from AMI in fiscal 1998 extinguishing the balance of any outstanding deposit at AMI.

On November 29, 1996, the Company signed a Merger Agreement to sell its approximately 87% interest in Turtle Beach to Voyetra in exchange for an approximately 35% equity interest in Voyetra. Voyetra is a supplier of music and audio software. In connection with the merger, the Company also entered into a Revolving Credit Agreement with Voyetra, pursuant to which the Company agreed to make loans to Voyetra up to an aggregate of $3.5 million, subject to certain restrictions and covenants. As of June 28, 1997, Voyetra was not in compliance with certain covenants. As such, the Company decided to cease funding under the Revolving Credit Agreement.

On November 5, 1997, Voyetra filed a complaint in the Supreme Court of the State of New York against the Company. On December 31, 1997, the Company and Voyetra reached a settlement in which Voyetra agreed to release the Company from all claims and relieve the Company of all obligations with respect to the Voyetra/Turtle Beach merger agreement in exchange for assumption of certain liabilities of Turtle Beach, a $200,000 cash payment and the return of Voyetra stock held by the Company. As of June 27, 1998, the Company has settled these obligations and returned the Voyetra stock held by the Company to Voyetra.

On June 17, 1997, the Company sold approximately 80% of its share holdings in ARK Logic to Vision 2000 Ventures, Ltd. for cash of approximately $2.4 million, of which 20% is held in escrow. As part of such divestiture, a shareholders' agreement, which required the Company to buy the remaining 49% minority interest in ARK Logic at a future period, was terminated.

During fiscal 1998, the Company repurchased $13.0 million of its common stock versus $10.5 million in the prior year. Proceeds and the tax benefit for stock option exercises were $11.2 million in fiscal 1998 versus $12.8 million in the prior year.

During fiscal 1998, the Company renegotiated its $20 million revolving/term loan credit facility with its commercial bank to extend the expiration date to December 31, 1999. The facility is subject to certain covenants, including the maintenance of certain financial ratios and minimum tangible net worth requirements, as well as a prohibition against the payment of cash dividends without prior bank approval. The Company was in compliance with all covenants as of June 27, 1998. On June 27, 1998, there was no balance outstanding under this facility.

In January 1998, the Board of Directors authorized a new stock repurchase program, which provided for the purchase from time to time of 1.5 million shares of the Company's common stock. The timing and amount of shares repurchased will be determined at the discretion of the Company's management. As of June 27, 1998, the Company holds approximately 0.8 million shares in treasury stock valued at $16.7 million, using the cost method.

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

CERTAIN RISKS

For the fiscal years 1998, 1997 and 1996, the Company generated approximately 58.8%, 60.3%, and 46.8% of its net sales, respectively, from international markets. These sales were generated primarily from the Company's customers in the Pacific Rim region and included sales to foreign corporations, as well as to foreign subsidiaries of U.S. corporations. The Company estimates that in fiscal 1998, over one-half of the Company's sales in international markets were to foreign corporations, with the bulk of them being in Taiwan.

In addition, two of the Company's wafer suppliers and all of the Company's assemblers are located in the Pacific Rim. Several countries in this region have experienced currency devaluation and/or difficulties in financing short-term obligations. There can be no assurance that the effect of this economic crisis on the Company's wafer suppliers will not impact the Company's wafer supply or assembly operations, or that the effect on the Company's customers in that region will not adversely affect both the demand for the Company's products and the collectivity of receivables.

The Company's international business activities, in general, are subject to a variety of potential risks resulting from certain political, economic and other uncertainties including, without limitation, political risks relating to a substantial number of the Company's customers being in Taiwan. Certain aspects of the Company's operations are subject to governmental regulations in countries which the Company does business, including those relating to currency conversion and repatriation, taxation of its earnings and the earnings of its personnel, and its use of local employees and suppliers. The Company's operations are also subject to the risk of changes in laws and policies in the various jurisdictions in which the Company does business which may impose restrictions on the Company. The Company cannot determine to what extent future operations and earnings of the Company may be effected by new laws, new regulations, changes in or new interpretations of existing laws or regulations or other consequences of doing business outside the U.S.

The Company's activities outside the U.S. are subject to additional risks associated with fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. Additionally, worldwide semiconductor pricing is influenced by currency fluctuations and the recent devaluation of the currencies of several countries in the Pacific Rim could have a significant impact on the prices of the Company's products if its competitors offer products at significantly lower prices in an effort to maximize cash flows to finance short-term, dollar denominated obligations; such devaluations could also impact the competitive position of the Company's customers in Taiwan and elsewhere, which could impact the Company's sales.

INFLATION

Inflation has not had a significant impact on the Company.

YEAR 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, a temporarily inability to process transactions, send invoices, or engage in normal business activities.

Currently, the Company has a formal program in place and well underway that includes analysis of potentially affected business and process systems and replacement or correction of all non-compliant critical business and process systems that it will need in the new millennium. In concert with this effort, all suppliers that are critical to the function of the Company are being surveyed to insure readiness and non-disruption to the Company supply chain. The Company intends to have their internal application systems, infrastructure and procedures, and manufacturing and control processes Year 2000 compliant by mid-1999.

The Company will be required to modify or replace certain portions of its internal systems. The Company is using internal resources to reprogram or replace and test the software for Year 2000 changes. If these changes or conversions to new systems are not made in time, the Year 2000 Issue could have a material impact on the operations of the Company.

The Company relies on subcontractors for wafer manufacture, assembly and testing of products. The Company has sent questionnaires to these critical suppliers to determine the extent to which the Company's operations are exposed to failure of Year 2000 issues. The Company is waiting on responses from these suppliers. There can be no assurance that the Company will be successful in its efforts to resolve any Year 2000 issues and continue receiving products from these suppliers. The failure of resolving these issues could result in a shut-down of some or all the Company's operations, which would have a material adverse effect on the Company.

The Company utilizes third-party network equipment and software products, which may or may not be Year 2000 compliant. The Company has begun formal communications, through questionnaires, with critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are Year 2000 capable. The Company is currently awaiting responses to these questionnaires. The Company does not currently have any information concerning the Year 2000 compliance status of its customers. If any of the Company's significant customers and suppliers do not successfully and in a timely manner achieve Year 2000 compliance, the Company's business or operations could be adversely affected. There can be no assurance that another company's failure to ensure Year 2000 capability would not have an adverse effect on the Company. The products that the Company sells are not date-sensitive, and therefore product related exposures are low.

The total expense of the Year 2000 project is currently estimated at approximately $100,000, which is not material to the Company's business operations or financial condition. If required modifications to existing software and conversions to new software are not made, or are not completed in a timely manner, the Year 2000 could have a material impact on the operations of the Company. While delays in the implementation of the Year 2000 solutions, or failure of any critical technology components to operate properly in the Year 2000, could affect the Company's operations, the Company believes that resolution of the Year 2000 issue will not require material additional costs and will not have a material adverse effect on the Company's results of operations. There can be no assurance that these costs will not be material to the Company or that the Company will be able to resolve these issues in a timely manner.
The expenses of the Year 2000 project are being funded through operating cash flows.

The Company has not yet fully developed a comprehensive contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical operations. There can be no assurance that the Company will be able to develop a contingency plan that will adequately address issues that may arise in the year 2000. The failure of the Company to successfully resolve such issues could result in shut-down of some or all of the Company's operations, which would have a material adverse effect on the Company.

The costs of the plan and the date on which the Company believes it will complete the Year 2000 modification are based on management's best estimates, which were derived utilizing numerous assumptions regarding future events, including the continued availability of certain resources, third-party modification plans and other factors. There can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

NEW ACCOUNTING PRONOUNCEMENTS

The Company has not adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which will become effective for fiscal year 1999. The Company will adopt the requirements of this statement in fiscal 1999.

The Company has not adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which becomes effective for fiscal year 1999. The Company will adopt the requirements of this statement in fiscal 1999.

In February, 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132, "Employers' Disclosures about Pensions and other Post Retirement Benefits". This statement is effective for fiscal years beginning after December 15, 1997. The Company will adopt the requirements of this statement in fiscal 1999.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company has not yet fully analyzed the impact of this statement on its financial statements.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's sales are denominated in U.S. dollars, accordingly, the Company currently does not engage in foreign currency hedging or other market structure derivative trading activities.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

--------------------------------------------------------------------------------
                          Consolidated Balance Sheets
--------------------------------------------------------------------------------
                                (In thousands)

                                                                   June 27          June 28
          Assets                                                    1998             1997
                                                             ---------------------------------
          Current Assets:
             Cash and cash equivalents                               $ 25,340          $18,425
             Marketable securities                                     16,480            7,981
             Accounts receivable, net                                  20,335           20,690
             Inventory, net                                            12,839           13,542
             Deferred income taxes                                      2,069            1,139
             Prepaid income taxes                                       1,067               --
             Other current assets                                       2,633            4,435
                                                             ---------------------------------
                 Total current assets                                  80,763           66,212

          Property and equipment, net                                  17,884           14,104
          Deposits on purchase contracts                                7,864            8,000
          Other assets                                                  1,498            2,306
                                                             ---------------------------------
             Total assets                                            $108,009          $90,622
                                                             =================================

          Liabilities and Shareholders' Equity
          Current Liabilities:
             Current portion of long-term obligations                $    143          $   206
             Accounts payable                                          11,047           12,565
             Accrued salaries and bonuses                               1,788              935
             Accrued expenses and other current liabilities             2,672            1,900
             Income taxes payable                                          --            2,346
                                                             ---------------------------------
                 Total current liabilities                             15,650           17,952

          Long-term debt, less current portion                          1,380            1,503
          Deferred income taxes and other liabilities                   1,211            1,020
                                                             ---------------------------------

                 Total liabilities                                     18,241           20,475
                                                             ---------------------------------

          Commitments and contingencies (See Notes 5 and 11)               --               --

          Shareholders' Equity:
             Preferred stock, authorized 5,000 shares, none
                issued                                                     --               --
             Common stock, no par value, authorized 50,000
                shares; issued 13,099 and 12,445 shares at
                June 27, 1998 and June 28, 1997, respectively          56,604           45,366
             Less treasury stock, at cost (774 and 286 shares at
                June 27, 1998 and June 28, 1997, respectively)        (16,742)          (3,749)
             Currency translation adjustment                               --               (1)
             Retained earnings                                         49,906           28,531
                                                             ---------------------------------

                 Total shareholders' equity                            89,768           70,147
                                                             ---------------------------------
                 Total liabilities and shareholders' equity          $108,009          $90,622
                                                             =================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
                     Consolidated Statements of Operations
--------------------------------------------------------------------------------
                   (In thousands, except for per share data)

                                                                                      Year Ended
                                                                ---------------------------------------------------
                                                                      June 27           June 28          June 29
                                                                        1998              1997             1996
                                                                ---------------------------------------------------
Revenue                                                                  $160,634          $104,359         $91,330
Cost and expenses:
   Cost of sales                                                           88,859            59,137          54,848
   Research and development                                                19,797            13,521          10,547
   Selling, general and administrative                                     19,444            15,118          18,478
   Special charges:
      Facility closing                                                         --                --           1,757
      Write-off of in-process research and development costs                   --            11,196           1,500
   Goodwill amortization                                                      234               536             175
                                                                ---------------------------------------------------
      Operating income                                                     32,300             4,851           4,025

Interest and other income                                                  (1,984)           (1,800)         (1,332)
Interest expense                                                               64                63             403
Impairment in equity investment                                                --             7,072              --
Minority interest                                                              --              (154)         (1,058)
Equity loss of investee                                                        --               866              --
                                                                ---------------------------------------------------
   Income (loss) before income taxes from continuing operations            34,220            (1,196)          6,012

Income tax expense                                                         12,845             6,314           1,376
                                                                ---------------------------------------------------
   Income (loss) from continuing operations                                21,375            (7,510)          4,636

Discontinued operations
   Loss from operations                                                        --            (1,773)           (721)
   Gain on disposal                                                            --               864              --
                                                                ---------------------------------------------------
   Loss from discontinued operations                                           --              (909)           (721)
                                                                ---------------------------------------------------
Net income (loss)                                                        $ 21,375          $ (8,419)        $ 3,915
                                                                ===================================================

Basic income (loss) per common share:
   Income (loss) from continuing operations                              $   1.73          $  (0.65)        $  0.41
   Loss from discontinued operations                                           --             (0.15)          (0.06)
   Gain on disposal                                                            --              0.07              --
                                                                ---------------------------------------------------
                                                                         $   1.73          $  (0.73)        $  0.35
                                                                ===================================================

Diluted income (loss) per common and common equivalent share:
   Income (loss) from continuing operations                              $   1.63          $  (0.65)        $  0.40
   Loss from discontinued operations                                           --             (0.15)          (0.06)
   Gain on disposal                                                            --              0.07              --
                                                                ---------------------------------------------------
                                                                         $   1.63          $  (0.73)        $  0.34
                                                                ===================================================

Shares used to compute income (loss) per common
and common equivalent share:
   Basic                                                                   12,343            11,474          11,278
                                                                ===================================================
   Diluted                                                                 13,141            11,474          11,592
                                                                ===================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
                Consolidated Statements of Shareholders' Equity
--------------------------------------------------------------------------------
                                (in thousands)

                                                                                     Cumulative       Total        Number of
                                                     Common   Treasury   Retained   Translation   Shareholders'      Shares
                                                     Stock      Stock    Earnings    Adjustment       Equity      Outstanding
                                                  ---------------------------------------------------------------------------
Balances at June 30, 1995                           $29,449   $     --    $33,035           $--        $ 62,484        11,110
   Shares issued upon exercise of stock options       2,811         --         --            --           2,811           279
   Tax benefits related to stock options                506         --         --            --             506            --
   Purchase of common stock                              --       (460)        --            --            (460)          (35)
   Subsidiaries equity transaction                      (92)        --         --            --             (92)           --
   Net income                                            --         --      3,915            --           3,915            --
                                                  ---------------------------------------------------------------------------
Balances at June 29, 1996                            32,674       (460)    36,950            --          69,164        11,354
   Shares issued upon exercise of stock options      10,807         --         --            --          10,807         1,056
   Tax benefits related to stock options              2,039         --         --            --           2,039            --
   Purchase of common stock                              --    (10,466)        --            --         (10,466)         (792)
   Acquisition of MicroClock, Inc.                       34      7,966         --            --           8,000           609
   Sale of Galaxy Power                                  --       (789)        --            --            (789)          (68)
   Subsidiaries equity transactions                    (188)        --         --            --            (188)           --
   Currency translation adjustment                       --         --         --            (1)             (1)           --
   Net loss                                              --         --     (8,419)           --          (8,419)           --
                                                  ---------------------------------------------------------------------------
Balance at June 28, 1997                             45,366     (3,749)    28,531            (1)         70,147        12,159
   Shares issued upon exercise of stock options       7,014         --         --            --           7,014           653
   Tax benefits related to stock options              4,224         --         --            --           4,224            --
   Purchase of common stock                              --    (12,993)        --            --         (12,993)         (487)
   Currency translation adjustment                       --         --         --             1               1            --
   Net income                                            --         --     21,375            --          21,375            --
                                                  ---------------------------------------------------------------------------
Balance at June 27, 1998                            $56,604   $(16,742)   $49,906           $ 0        $ 89,768        12,325
                                                  ===========================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
                     Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------
                                (In thousands)

                                                                                               Year Ended
                                                                       -------------------------------------------------------
                                                                              June 27            June 28           June 29
                                                                               1998               1997               1996
                                                                       -------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                                        $ 21,375           $ (8,419)          $ 3,915
   Increase (decrease) in cash to reconcile net income (loss) to net cash provided by operating activities:

      Depreciation and amortization                                            4,577              3,659             3,129
      Minority interest and equity investment                                     --              7,492            (1,058)
      (Gain) loss on sale of assets                                              633               (356)               42
      Loss from discontinued operations                                           --                909               721
      Deferred income taxes                                                     (712)             1,541               866
      Write-off of in-process research & development costs                        --             11,196             1,500
      Facility closing, non-cash portion                                          --                 --             1,215
      Stock compensation                                                          --                 84                --
      Accounts receivable                                                        355             (8,808)            1,850
      Inventory                                                                  703                  2            (2,754)
      Other assets, net                                                         (234)              (687)              560
      Accounts payable, accrued expenses and other liabilities                    81              3,480             1,895
      Income taxes payable                                                    (3,413)               292              (405)
                                                                       -------------------------------------------------------
   Net cash provided by operating activities                                  23,365             10,385            11,476
                                                                       -------------------------------------------------------

Cash flows from investing activities:
   Capital expenditures                                                       (8,139)            (3,358)           (4,390)
   Proceeds from sale of fixed assets                                             10                107               129
   Proceeds from sales of marketable securities                               13,269                845                --
   Proceeds from sale of discontinued operations                                  --              1,925                --
   Proceeds from maturities of marketable securities                          21,069             10,499            18,316
   Purchases of marketable securities                                        (43,429)           (19,205)           (5,940)
   Deposits on purchase contracts, net                                         2,711             (4,002)           (1,020)
   Investment in subsidiary, net of cash acquired                                 --             (6,074)             (986)
                                                                       -------------------------------------------------------
   Net cash provided by (used in) investing activities                       (14,509)           (19,263)            6,109
                                                                       -------------------------------------------------------

Cash flows from financing activities:
   Net borrowings (repayments) under line of credit agreement                     --             (2,315)            2,315
   Repayments of long-term debt                                                 (186)              (138)           (2,027)
   Proceeds from exercise of stock options                                     7,014             10,807             2,811
   Tax benefit of stock option exercise                                        4,224              2,039               506
   Purchase of common stock                                                  (12,993)           (10,466)             (460)
                                                                       -------------------------------------------------------
   Net cash provided by (used in) financing activities                        (1,941)               (73)            3,145
                                                                       -------------------------------------------------------
Net increase (decrease) in cash                                                6,915             (8,951)           20,730
Cash and cash equivalents:
   Beginning of year                                                          18,425             27,376             6,646
                                                                       -------------------------------------------------------
   End of year                                                              $ 25,340           $ 18,425           $27,376
                                                                       =======================================================

Supplemental disclosures of cash information:
   Cash payments during the period for:
      Interest                                                              $     65           $     58           $   308
                                                                       =======================================================
      Income taxes                                                          $ 11,840           $  2,336           $ 1,407
                                                                       =======================================================

For a description of certain non-cash investing and financing transactions, refer to footnote 2.
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company designs, manufactures and markets mixed signal integrated circuits ("ICs") primarily for timing and networking solutions for the PC industry and also markets custom, application-specific ICs developed pursuant to product development projects with selected customers.

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, after elimination of all significant intercompany accounts and transactions. The effect of adjustments to the Company's carrying values of subsidiaries resulting from their underlying equity transactions is included in the Company's stockholders' equity.

Reporting Periods

In fiscal 1996 the Company changed its fiscal year to a 52/53 week operating cycle that ends on the Saturday nearest June 30. All of the reporting periods presented herein represent a 52-week operating cycle.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at June 27, 1998 consist of cash, overnight retail repurchase agreements (held in U.S. Treasury obligations), money market funds and commercial paper.

Marketable Securities

Marketable securities at June 27, 1998, consist of debt and equity securities. The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115") in fiscal 1995. Under Statement No. 115, the Company classifies all of its debt securities as held to maturity and records them at amortized cost. The Company's equity securities are classified as trading securities and unrealized holding gains and losses are included in earnings.

Inventory

Inventory is stated at the lower of standard cost, which approximates actual cost (FIFO basis) or market.

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

Goodwill

The purchase price in excess of the fair value of net assets acquired is amortized on a straight-line basis over 7 years. Accumulated amortization was $0.3 million and $80,000 as of June 27, 1998 and June 28, 1997, respectively. During the fourth quarter of 1997, the Company recorded an impairment loss of $7.1 million, of which $3.9 million represented a goodwill write-off. This decision to record an impairment was based on the decline in the financial results of Voyetra and a determination that the cash flows from the business would not be sufficient to recover the carrying value of the Company's investment. See footnote 3 for further details.

Carrying Value of Long-Term Assets

The Company evaluates the carrying value of long-term assets, including goodwill, based upon current and anticipated undiscounted cash flows, and recognizes an impairment loss when it is probable that such estimated cash flows will be less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and undiscounted cash flows. The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets Disposed of" (SFAS 121) in fiscal year ended June 28, 1997. See footnote 3 for a discussion of an impairment charge in the Voyetra investment, which was recorded in the fourth quarter of fiscal 1997.

Revenue Recognition

Product sales are recognized as revenue upon shipment to the customer. Estimated allowances are established to recognize the right of return from selected customers. Design revenue is recognized pursuant to development and production contracts for custom ICs representing partial reimbursement of research and development expenditures.

Concentration of Credit Risk

The Company sells its products primarily to original equipment manufacturers and distributors in North America, Europe and the Pacific Rim. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Concentrations of credit risk with respect to trade accounts receivable from specific customers is limited due to the large number of customers and their dispersion across many geographic areas, however, there is a substantial concentration in the personal computer industry. Refer to footnote 18 for geographic information.

Income Taxes

Income taxes are computed in accordance with Statement of Financial Accounting Standards No. 109. The Company files a consolidated federal tax return with its 80% or more owned subsidiaries, which included Turtle Beach for the first five months of fiscal 1997.

Earnings per Common Share

Basic earnings per share is computed using the weighted average number of common
shares outstanding during the period.   Diluted earnings per share is based on
the weighted average number of common shares and potential common stock ("PCS") outstanding during the period. PCS consists of stock options to purchase common shares (using the treasury stock method based on average price over the period covered by the calculation), unless anti-dilutive. No PCS were included in the fiscal 1997 calculation since the effect would have been anti-dilutive.

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

Accounting for Stock-based Compensation

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which became effective for the year ended June 28, 1997. The Company continues to apply APB 25 and related interpretation in accounting for its stock options to employees and directors. Refer to footnote 15 for pro forma disclosures.

Reclassification of Accounts

Certain reclassifications have been made to conform prior year's balances to the current year presentation.

New Pronouncements

The Company has not adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which will become effective for fiscal year 1999. The Company will adopt the requirements of this statement in fiscal 1999.

The Company has not adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which becomes effective for fiscal year 1999. The Company will adopt the requirements of this statement in fiscal 1999.

In February, 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132, "Employers' Disclosures about Pensions and other Post Retirement Benefits". This statement is effective for fiscal years beginning after December 15, 1997. The Company will adopt the requirements of this statement in fiscal 1999.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company has not yet fully analyzed the impact of this statement on its financial statements.

(2)  ACQUISITIONS/MERGERS

On November 29, 1996 the Company signed an Agreement and Plan of Merger, (the "Merger Agreement") to sell its approximately 87% interest in Turtle Beach Systems, Inc. ("Turtle Beach") to Voyetra Technologies Inc. ("Voyetra"), in exchange for an approximately 35% equity interest in Voyetra. Voyetra is a supplier of music and audio software. No gain or loss was initially recorded on this transaction in accordance with APB 29 "Accounting for Nonmonetary Transactions", which states that the exchange of similar productive assets not held for sale in the ordinary course of business does not result in the culmination of the earnings process. The Company's proportionate share of underlying equity in Voyetra was approximately $3.5 million. The excess of the Company's carrying value over their proportionate share of underlying equity was approximately $4.3 million. Subsequent to the transaction, the Company accounted for its investment in Voyetra under the equity method of accounting. In connection with the merger, the Company also entered into a Revolving Credit Agreement and Note Arrangement (the " Revolving Credit Agreement") with Voyetra, pursuant to which the Company agreed to make loans to Voyetra up to an aggregate
of $3.5 million, subject to certain covenants.    The Company recorded an
impairment loss on this investment in the fourth quarter of fiscal 1997. (See Disposition/Impairment footnote 3).

On February 28, 1997 the Company acquired all the capital stock of MicroClock, Inc. ("MicroClock"), a producer of clock synthesizer integrated circuits for multimedia applications, for approximately $16.4 million, consisting of $6.4 million in cash and 608,504 shares of ICS common stock. The Company's shares exchanged in the transaction were restricted from sale for one year, therefore, the shares were valued at a discount from the closing price on the date of issuance based on an independent valuation. The acquisition was accounted for under the purchase method of accounting and resulted in a charge of $11.2 million related to the write-off of in-process research and development costs and the recording of goodwill of $1.7 million, which is being amortized over 7 years. Revenues and results of operations of MicroClock were not significant to the Company's consolidated statement of operations for the year ended June 28, 1997, and accordingly, proforma information as if the transaction had occurred on June 29, 1996, has not been presented.

(3)  DISPOSITIONS/IMPAIRMENT

In the first quarter of fiscal 1997, the Company sold its Galaxy Power, Inc. subsidiary, which owned the assets related to the battery charge controller product line, for $0.8 million to Edward H. Arnold, former Chairman and CEO of the Company. The purchase consideration was satisfied by reacquisition of 68,387 shares of the Company's stock held by Arnold and was based on a valuation made by an independent appraiser.

During the third quarter of fiscal 1997, the Company implemented a plan, with
approval by the Board of Directors, to  dispose of  its majority   interest  in
its subsidiary, ARK  Logic, within   a 12-month period.  Accordingly, the
Company presented ARK Logic as a discontinued operations and all prior periods have been restated to reflect this presentation. In connection with these events, the Company recorded a charge of $1.5 million in the third quarter fiscal 1997, including severance and facility termination costs. Subsequently, the Company sold approximately 80% of its holdings in ARK Logic to Vision 2000 Ventures, Ltd. ("Vision 2000") for which a gain of $0.9 million, including the reversal of severance and facility termination accruals, was recorded. The sale and purchase agreement required 20% of the sales price to be held in escrow for two years. The amounts from discontinued operations are not tax effected, as ARK Logic was not consolidated for tax purposes and ARK Logic has net operating loss carryforwards. Revenues from ARK Logic for fiscal 1997 and 1996 were $1.8 million and $10.2 million, respectively.

During the fourth quarter of fiscal 1997 the Company determined that significant events and changes in circumstances had occurred subsequent to the Voyetra transaction that indicated it was probable that its investment in Voyetra would not be recoverable. In the opinion of the Company's management, Voyetra was experiencing an adverse shift in the fundamentals of its business which resulted in deteriorating gross profit margins and a substantial increase in operating losses. In addition, during the fourth quarter of fiscal 1997 the Company notified Voyetra that they had violated certain covenants and were in default
under the Revolving Credit Agreement.   As such, the Company concluded that it
was under no obligation to provide financing under the Revolving Credit Agreement. As a result of these significant events in the fourth quarter of fiscal 1997, management of the Company estimated that the undiscounted cash flows anticipated for Voyetra would not be sufficient to recover the carrying value of the Company's investment and a write-down to fair value was required. Consequently, in the fourth quarter of fiscal 1997, the Company recorded an impairment loss of $7.1 million on its investment in Voyetra which is included in the Statement of Operations as Impairment in equity investment. In the second quarter of fiscal 1998, Voyetra filed a complaint in the Supreme Court of the State of New York against the Company. At the end of the second quarter, the Company and Voyetra reached a settlement. Voyetra would release the Company from all claims and all obligations with respect to the

Voyetra/Turtle Beach merger agreement in exchange for assumption of certain liabilities of Turtle Beach, a $200,000 cash payment and return of Voyetra stock held by the Company. As of June 27, 1998, the Company has settled these obligations and returned the Voyetra stock.

(4)  PURCHASE COMMITMENTS

During fiscal 1998, under an existing wafer supply contract with Chartered Semiconductor Manufacturing PTE Ltd. ("CSM") the Company advanced the final $2.0 million installment of its deposit with CSM whereby CSM would supply an agreed minimum quarterly quantity of wafers over a five-year period from April 1996 through December 2000 at favorable prices. This non-interest bearing deposit is recorded as a long term asset under the caption "Deposits on purchase contract" and will be progressively repaid from January 1, 1998, as wafers are purchased. As of June 27, 1998, CSM has repaid $2.1 million of the Company's
deposit.   As of June 27, 1998 and June 28, 1997 amounts due from CSM were $7.9 million and $8.0 million respectively. The Company had previously entered into a similar agreement with American Microsystems, Inc., ("AMI") by which it placed a $5.5 million deposit which has been progressively repaid as wafer purchases were
made.   The Company received $2.6 million from AMI in fiscal 1998 extinguishing the balance of any outstanding deposit at AMI.

(5)  OTHER AGREEMENTS

In fiscal 1998, the Company entered into a non-transferable and non-exclusive license with Philips Electronics to the Company to use their technical information for data transmission systems. In consideration of the licenses and rights granted, the Company, during fiscal 1998, has paid and accrued approximately $0.5 million in royalty fees.

(6)  MARKETABLE SECURITIES

The Company invests in debt securities which are recorded as held to maturity. The estimated fair value of each investment approximates the cost, and therefore, there were no unrealized gains or losses as of June 27, 1998 and June 28, 1997. The Company also invests in equity securities which are recorded at trading securities. The securities are recorded at market value. The company recorded unrealized losses of approximately $.1 million in the statement of operations for fiscal 1998. There were no unrealized gains or losses as of June 28, 1997. Proceeds from the sale or maturity of the investments were $34.3 million and $11.3 million in fiscal 1998 and fiscal 1997, respectively. All investments are due within on year and therefore, are classified as current assets at June 27, 1998.

(7)  ACCOUNTS RECEIVABLE

The components of accounts receivable are as follows (in thousands):

                                                               June 27       June 28
                                                                1998           1997
                                                          ----------------------------
     Accounts receivable                                         $22,128       $21,133
     Less:  reserves for returns and doubtful accounts            (1,793)         (443)
                                                          ----------------------------
                                                                 $20,335       $20,690
                                                          ============================

(8)  INVENTORY

The components of inventories are as follows (in thousands):

                                              June 27       June 28
                                               1998           1997
                                         ----------------------------
     Work-in-process                            $ 6,370       $ 9,362
     Finished parts                               9,829         6,553
     Less: obsolescence reserve                  (3,360)       (2,373)
                                         ----------------------------
     Inventory, net                             $12,839       $13,542
                                         ============================

(9)  PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                                 June 27         June 28
                                                                   1998           1997
                                                            ------------------------------
     Land and building                                             $  5,562       $  5,394
     Machinery and equipment                                         25,918         18,601
     Furniture and fixtures                                           1,630          1,240
     Leasehold improvements                                             308            258
                                                            ------------------------------
                                                                   $ 33,418       $ 25,493
     Less: accumulated depreciation and amortization                (15,534)       (11,389)
                                                            ------------------------------
     Property and equipment, net                                   $ 17,884       $ 14,104
                                                            ==============================

Depreciation and amortization expense related to property, plant and equipment was $4.3 million, $3.3 million and $2.8 million in 1998, 1997 and 1996, respectively.

(10) DEBT

In the fourth quarter of fiscal 1998, the Company renegotiated its revolving/term loan credit facility with a commercial bank to extend the expiration to December 31, 1999. The facility is subject to certain covenants, including the maintenance of certain financial ratios, minimum tangible net worth requirements, restrictions on the magnitude of stock repurchases and payment of cash dividends. The Company was in compliance with all covenants as of June 27, 1998. On June 27, 1998, the Company had no outstanding borrowings under this facility. The facility is subject to a commitment fee equal to 1/8% on the unused portion due and payable quarterly in arrears.

The line of credit available for future borrowings at June 27, 1998 was $20.0 million; which includes $3.0 million reserved for outstanding letters of credit. Advances under the revolving portion of the facility bear interest pegged at either the bank's prime rate or the LIBOR rate.

A summary of long-term debt is as follows (in thousands):

                                                               June 27       June 28
                                                                 1998         1997
                                                           ---------------------------
     PIDA second mortgage, payable in monthly
     installments through April 2009, interest at 2%               $1,503       $1,636
     Lease obligations and other                                       20           73
                                                           ---------------------------
                                                                   $1,523       $1,709
     Less current portion                                             143          206
                                                           ---------------------------
     Long-term debt, less current portion                          $1,380       $1,503
                                                           ===========================

Aggregate annual maturities of long-term debt as of June 27, 1998 (in thousands)

            1999                                 $  143
            2000                                    130
            2001                                    131
            2002                                    133
            2003                                    136
            2004 and beyond                         850
                                                 ------
                                                 $1,523
                                                 ======

(11) LEASE OBLIGATIONS

The Company leases certain of its facilities under operating lease agreements, some of which have renewal options.

Rental expense under operating lease agreements, net of sublease income, was $0.6 million, $0.3 million and $0.5 million in 1998, 1997 and 1996, respectively.

Future minimum lease commitments under the Company's operating leases are as follows as of June 27, 1998 (in thousands):

            1999                     $ 1,331
            2000                       1,515
            2001                       1,304
            2002                       1,300
            2003 and after             9,183
                                     -------
                                     $14,633
                                     =======

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Cash and cash equivalents, accounts receivable and accounts payable - The carrying amounts of these items approximate their fair values at June 27, 1998 due to the short-term maturities of these instruments.

     Marketable securities - The estimated fair value of each held to maturity investment approximates the amortized cost and as such no unrealized gain or loss has been recorded.

     Long-term debt - Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which quoted market prices are not available.

     The carrying value of this item is not materially different from its fair value on June 27, 1998.

(13) INCOME TAXES

The provision for income taxes consists of the following (in thousands):

                                                                                  Year Ended
                                                             -------------------------------------------------
                                                                   June 27         June 28          June 29
                                                                    1998             1997            1996
                                                             -------------------------------------------------
          Current tax expense (benefit):
               Federal                                                $11,685           $4,248          $1,324
               State                                                    1,837              525            (814)
               Foreign                                                     35               --              --
                                                             -------------------------------------------------
               Total current                                          $13,557           $4,773          $  510
                                                             -------------------------------------------------

          Deferred tax expense (benefit):
               Federal                                                $  (627)          $1,299          $  341
               State                                                      (85)             242             525
                                                             -------------------------------------------------
               Total deferred                                            (712)           1,541             866
                                                             -------------------------------------------------
               Total income tax expense                               $12,845           $6,314          $1,376
                                                             =================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                                            Year Ended
                                                             ---------------------------------------
                                                                 June 27      June 28      June 29
                                                                  1998         1997         1996
                                                             ---------------------------------------
          Deferred tax assets:
              Accounts receivable allowances                        $  664       $  171       $  852
              Inventory valuation                                    1,208          744          903
              Change in business strategy reserves                      --           --          102
              Net operating loss carry forward                         195          195          529
              Capital loss carry forward                             2,137        2,136           --
              Intangible asset                                          --           --          584
              Basis in equity investment                               692          692           --
              Accrued expenses and other                               318          291          416
                                                             ---------------------------------------
                  Gross deferred tax assets                          5,214        4,229        3,386
                   Less:  valuation allowance                        3,145        3,090          911
                                                             ---------------------------------------

             Deferred tax asset                                      2,069        1,139        2,475

          Deferred tax liabilities:
             Depreciation                                            1,018          899          773
             Other                                                     193           94           15
                                                             ---------------------------------------
                  Deferred tax liabilities                           1,211          993          788
                                                             ---------------------------------------
          Net deferred tax asset                                    $  858       $  146       $1,687
                                                             =======================================

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

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, potential limitations with respect to the utilization of loss carry forwards, and tax planning strategies in making this assessment. Based upon the projections for future taxable income over the periods which deferred tax assets are deductible and the potential limitations of loss and credit carry forwards, management believes it is more likely than not the Company will realize these deductible differences, net of existing valuation allowances (both federal and state) at June 27, 1998. The Company will periodically reassess and re-evaluate the status of its recorded deferred tax assets.

The actual tax expense differs from the "expected" tax expense computed by applying the statutory Federal corporate income tax rate of 35% in all fiscal years to income before income taxes as follows (in thousands):

                                                                                     Year Ended
                                                                 -----------------------------------------------
                                                                      June 27         June 28         June 29
                                                                        1998            1997            1996
                                                                 -----------------------------------------------
     Computed expected tax expense (benefit)                             $11,977          $ (736)        $ 1,481
     State taxes (net of federal income tax benefit)                       1,248             228             188
     Foreign trade income exemption                                       (1,012)             --             (91)
     Capital contribution                                                    346              --              --
     Tax-exempt interest and dividends                                       (13)            (29)            (86)
     In-process research and development write-off                            --           3,904              --
     Loss in equity investments                                               --           2,778            (371)
     Loss from discontinued operations                                        --             318             252
     Gain from sale of Galaxy Power                                           --            (174)             --
     Change in estimate of state taxes                                        --              --          (1,065)
     Change in valuation allowance                                            --              --             911
     Other                                                                   299              25             157
                                                                 -----------------------------------------------
                                                                         $12,845          $6,314         $ 1,376
                                                                 ===============================================

As of June 27, 1998, the Company has state operating loss carry forwards of approximately $3.0 million expiring through 2000. The Company also has a capital loss carry forward of approximately $5.2 million expiring in 2012. During the fourth quarter of fiscal 1996, the Company changed its estimate of accrued state taxes, resulting in a credit to income of $1.1 million.

(14) EMPLOYEE BENEFIT PLANS

The Company has a bonus plan which covers permanent full-time employees with at least six months of service. Bonuses under this plan are based on the Company achieving specified revenue and profit objectives and on individuals meeting specified performance objectives. Amounts charged to expense for the plan were $3.6 million, $1.9 million and $1.1 million in fiscal years 1998, 1997 and 1996, respectively.

The Company has a 401(k) employee savings plan which provides for contributions to be held in trust by corporate fiduciaries. Employees are permitted to contribute up to 12 percent of their annual compensation. Under the plan, the Company makes matching contributions equal to 150% of the first 1% contributed, 125% of the second 1% contributed, 100% of the third 1% contributed, 75% of the fourth 1% contributed and 50% of the next 2% up to a maximum of 6 percent of annual compensation, subject to IRS limits. The amounts contributed by the Company and charged to expense were $0.5 million in fiscal 1998 and $0.3 million in both fiscal years 1997 and 1996.

(15) STOCK OPTION PLANS

The Company has various stock option plans (the "Plans") under which key employees and non-employee directors and consultants may be granted incentive stock options and non-qualified options through November 2002.

The Company's 1997 Equity Compensation Plan ("the 1997 Plan") was approved, ratified and adopted by shareholders at the Shareholders' Meeting on October 23, 1997.

Incentive stock options are granted at prices not less than the fair market value at the date of grant, as determined by the market price for the Company's common stock, and become exercisable as determined by the Company's stock option committee, generally over four or five years. Options can be granted for terms of up to ten years. Non-qualified stock options have also previously been granted from time to time to various employees and directors at fair market value with various vesting provisions. Stock option transactions during fiscal years 1998, 1997 and 1996 are summarized as follows (in thousands, except price per share):

                                         Options Available
                                          For Grant Under                                      Weighted Average
                                            The Plans             Options Outstanding           Exercise Price
                                        -----------------------------------------------------------------------
Balance June 30, 1995                                 102                      2,350                     $10.31
   Additional shares reserved                         600                         --                         --
   Granted                                           (934)                       934                      11.96
   Exercised                                           --                       (279)                     10.09
   Terminated                                         548                       (548)                     11.81
                                        -----------------------------------------------------------------------
Balance June 29, 1996                                 316                      2,457                     $10.63
   Additional shares reserved                         300                         --                         --
   Granted                                           (966)                       966                      12.22
   Exercised                                           --                     (1,055)                     10.23
   Terminated                                         400                       (400)                     11.08
                                        -----------------------------------------------------------------------
Balance June 28, 1997                                  50                      1,968                     $11.58
   Additional Shares reserved                       2,000                         --                         --
   Granted                                           (418)                       418                      23.59
   Exercised                                           --                       (650)                     10.72
   Terminated                                         391                       (391)                     14.22
                                        -----------------------------------------------------------------------
Balance June 27, 1998                               2,023                      1,345                     $14.95
                                        =======================================================================

As of June 27, 1998, options for 0.4 million shares were exercisable at weighted average exercise prices ranging from $1.22 to $35.25 at an aggregate exercise price of $4.9 million. Income tax benefits attributable to non-qualified stock options exercised and disqualifying dispositions of incentive stock options are credited to common stock.

During fiscal 1998 and 1997, 0.6 million stock options were granted to employees outside the plan at weighted exercise price of $17.16, the fair market value at grant date, for terms of five years. Such options are non-qualified and are not included in the above table but are included in SFAS No. 123 proforma disclosure that follows.

                                Options Outstanding                                         Options Exercisable
-----------------------------------------------------------------------------------   ------------------------------
                         Outstanding       Weighted Average                            Exercisable
        Range of            as of             Remaining          Weighted Average        as of       Weighted Average
      Exercise Price      06/27/1998        Contractual Life       Exercise Price       06/27/1998     Exercise Price
-----------------------------------------------------------------------------------   ------------------------------
   $0.08  -    $3.69            15                 2.3                $ 1.57                    .02          $ 1.22
   $3.69  -    $7.38            10                 3.2                $ 6.86                      3          $ 6.86
   $7.38  -   $11.06           261                 2.4                $10.22                     93          $10.36
  $11.06  -   $14.75           710                 4.4                $12.92                    182          $13.04
  $14.75  -   $18.44           128                 4.0                $15.81                     54          $16.02
  $18.44  -   $22.13            15                 8.2                $19.63                      4          $19.50
  $22.13  -   $25.81           134                 4.6                $24.87                      0          $ 0.00
  $33.19  -   $36.88            72                 4.3                $35.25                     16          $35.25
                      -------------------------------------------------------------   -----------------------------
                             1,345                 4.0                $14.95                    352          $13.82

The Company applies APB 25 and related interpretations in accounting for stock option plans. Had compensation cost been recognized consistent with SFAS No. 123, the Company's consolidated net earnings (loss) and earnings (loss) per share would have been as follows (in thousands except per share data:

                                                       1998          1997          1996
                                                    ------------------------------------------
Net income (loss)             As reported               $21,375      $ (8,419)       $3,915
                              Pro forma                  16,868       (10,405)        3,330

Earnings (loss) per share
   Basic                      As reported               $  1.73      $  (0.73)       $ 0.35
                              Pro forma                    1.37         (0.91)         0.29

   Diluted                    As reported               $  1.63      $  (0.73)       $ 0.34
                              Pro forma                    1.28         (0.91)         0.29

The per share weighted-average fair value of stock options issued by the Company were $14.77, $6.57, and $6.69 for fiscal 1998, 1997 and 1996 respectively.

The following assumptions were used by the Company to determine the fair value of stock options granted using the Black-Scholes option-pricing model:

Dividend yield                                          0%
Expected volatility                                 60-81%
Average expected option life                       4 years
Risk-free interest rate                       5.34% - 6.4%

Pro forma net income (loss) reflects only options granted in fiscal 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No.123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over an option's vesting period, and compensation cost for options granted prior to July 1, 1995 is not considered.

(16) EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 was issued to simplify the computation of EPS and to make U.S. standards more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee. SFAS 128 is effective for financial statements for periods ending after December 15, 1997. The Company adopted SFAS 128 in the second quarter of fiscal 1998.

The calculations of Earnings Per Share (EPS) were (in thousands except per share amounts):

                                                                            Fiscal Years Ended
                                                                 June 27,         June 28,        June 29,
                                                                  1998             1997            1996
                                                              ----------------------------------------------
Basic EPS:
    Income (loss) from continuing operations                        $21,375          $(7,510)       $ 4,636
    Loss from discontinued operations                                    --             (909)          (721)
                                                              ----------------------------------------------
    Net  income (loss)                                              $21,375          $(8,419)       $ 3,915

    Average common shares outstanding                                12,343           11,474         11,278

Basic EPS:
    Income/loss from continuing operations                          $  1.73          $ (0.65)       $  0.41
    Loss from discontinued operations                                    --            (0.08)         (0.06)
                                                              ----------------------------------------------
    Net  income/(loss)                                              $  1.73          $ (0.73)       $  0.35

Diluted EPS:
    Income (loss) from continuing operations                        $21,375          $(7,510)       $ 4,636
    Loss from discontinued operations                                    --             (909)          (721)
                                                              ----------------------------------------------
    Net  income (loss)                                              $21,375          $(8,419)       $ 3,915

    Average common shares outstanding                                12,343           11,474         11,278
    Effect of dilutive options                                          798               --            314
                                                              ----------------------------------------------
    Average number of common shares assuming                         13,141           11,474         11,592
       dilution

 Diluted EPS:
    Income (loss) from continuing operations                        $  1.63          $ (0.65)       $  0.40
    Loss from discontinued operations                                    --            (0.08)         (0.06)
                                                              ----------------------------------------------
    Net  income/(loss)                                              $  1.63          $ (0.73)       $  0.34

(17)    TREASURY STOCK

In January 1998, the Company's Board of Directors authorized a revised program to repurchase up to 1.5 million shares of the Company's common stock. The timing and amount of shares repurchased will be determined at the discretion of the Company's management. As of June 27, 1998, the Company has repurchased an aggregate of 1.3 million shares valued at $23.9 million using the cost method. In connection with the sale of its battery charge controller product line, the Company received 68,387 shares of the Company's common stock valued at $11.537 per share, which is included in treasury stock (see Related Party footnote 19). In connection with the Company's acquisition of MicroClock, the Company issued 0.6 million shares which were taken from treasury stock (see Acquisition/Merger footnote 2). As of June 27, 1998, the Company had 0.8 million shares in treasury stock valued at $16.7 million, held at an average cost of $21.64.

(18) BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates primarily within one business segment which is the design, development and marketing of integrated circuits. Foreign sales consist of shipments primarily to the Pacific Rim and Europe and which were approximately 58.8%, 60.3% and 46.8% of revenues in fiscal 1998, 1997 and 1996 respectively.

(19) RELATED PARTY TRANSACTIONS

In the third quarter of fiscal 1998, the Company entered into a severance agreement with Stavro Prodromou, the former President and Chief Executive Officer. Dr. Prodromou received $135,000 in cash severance and health benefits at the time of his departure, and was granted up to a one year period to exercise 125,000 of his stock options. His remaining options were canceled.

On May 6, 1998, the Company entered into an employment agreement with Henry Boreen to serve as the Company's interim CEO until September 11, 1998. The term of this agreement may be extended by the Company at its sole option. Mr.
Boreen's base compensation is $10,000    per  month, plus a grant  of  50,000
stock  options  at an exercise price at fair market price at date of grant,
which  immediately vested.   On September 14, 1998, the Company made an
amendment to this agreement to extend the term to December 31, 1998. The amendment also increased Mr. Boreen's base compensation to $12,000 per month plus a grant of 30,000 stock options at an exercise price at fair value at the date of grant, which immediately vest.

On May 11, 1998, each non-employee director entered into a consulting agreement with the Company for management consulting services. The term of each of the consulting agreement ends on December 31, 1998, and to the extent service (not to exceed ten days per month) of any such director were to be retained, he would receive cash compensation of $2,000 per day.

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

In the first quarter of fiscal 1997, the Company and David Sear, the former
President and Chief Executive Officer, entered into a severance agreement.   The
Company recorded a charge of $0.3 million in connection with this agreement.

In the first quarter of fiscal 1997, the Company and Henry I. Boreen, Chairman of the Board, entered into an employment agreement as Interim Chief Executive Officer. For his services in this capacity, Mr. Boreen received a grant of 75,000 stock options at an exercise price of $10.38 per share which was equal to the closing price on the date of grant, and which option has a term of ten years and became exercisable in monthly installments over the six month period following the date of grant.

(20) RISKS ASSOCIATED WITH INTERNATIONAL BUSINESS ACTIVITIES

For the fiscal years 1998, 1997 and 1996, the Company generated approximately 58.8%, 60.3% and 46.8% of its net sales, respectively, from international markets. These sales were generated primarily from the Company's customers in the Pacific Rim region and included sales to foreign corporations, as well as to foreign subsidiaries of U.S. corporations. The Company estimates that in fiscal 1998, approximately one-half of the Company's sales in international markets were to foreign corporations, with the bulk of them being in Taiwan.

In addition, two of the Company's wafer suppliers and all of the Company's assemblers are located in the Pacific Rim. Several countries in this region have experienced currency devaluation and/or difficulties in financing short-term obligations. There can be no assurance that the effect of this economic crisis on the Company's wafer suppliers will not impact the Company's wafer supply or assembly operations, or that the effect on the Company's customers in that region will not adversely affect both the demand for the Company's products and the collectivity of receivables. See "Manufacturing".

The Company's international business activities in general are subject to a variety of potential risks resulting from certain political, economic and other uncertainties including, without limitation, political risks relating to a substantial number of the Company's customers being in Taiwan. Certain aspects of the Company's operations are subject to governmental regulations in the countries in which the Company does business, including those relating to currency conversion and repatriation, taxation of its earnings and earnings of its personnel, and its use of local employees and suppliers. The Company's operations are also subject to the risk of changes in laws and policies in the various jurisdictions in which the Company does business which may impose restrictions on the Company. The Company cannot determine to what extent future operations and earnings of the Company may be effected by new laws, new regulations, changes in or new interpretations of existing laws or regulations or other consequences of doing business outside the U.S.

The Company's activities outside the U.S. are subject to additional risks associated with fluctuating currency values and exchange rates, hard currency shortages and controls on currency change. Additionally, worldwide semiconductor pricing is influenced by currency fluctuations and the recent devaluation of the currencies of several countries in the Pacific Rim could have a significant impact on the prices of the Company's products if its competitors offer products at significantly lower prices in an effort to maximize cash flows to finance short-term, dollar denominated obligations; such devaluations could also impact the competitive position of the Company's customers in Taiwan and elsewhere, which could impact the Company's sales.

(21) MAJOR CUSTOMERS

During fiscal 1998 and 1997, no customer represented 10% or more of the Company's revenues. During fiscal 1996 shipments to Intel (including all Intel subcontractors) accounted for 11% of the Company's consolidated revenue.

(22) QUARTERLY DATA UNAUDITED

The following is a summary of the unaudited quarterly results of operations for the years ended June 27, 1998 and June 28, 1997 (in thousands, except per share data):

                                                                      Quarter Ended
                            ------------------------------------------------------------------------------------------------
                             September 27  December 27  March 28  June 27   September 28   December 28  March 29   June 28
                                 1997         1997        1998      1998        1996          1996        1997       1997
                            ------------------------------------------------------------------------------------------------
Revenue                            $38,585      $43,045   $43,545   $35,459       $21,381       $27,445  $ 25,121   $30,412
Cost of sales                       21,052       23,457    23,977    20,373        13,677        16,278    13,504    15,678
Research and development             4,236        5,321     5,540     4,700         2,851         3,215     3,512     3,943
In process R&D costs                    --           --        --        --            --            --    11,196        --
Operating income (loss)              8,143        9,137     9,070     5,950           763         3,777    (6,416)    6,727
Income (loss) from
 continuing  operations              5,042        6,021     6,208     4,104           996         2,739    (7,980)   (3,265)
Income (loss) from
discontinued operations                 --           --        --        --          (367)         (493)   (2,845)    2,796
                            ------------------------------------------------------------------------------------------------
Net income (loss)                  $ 5,042      $ 6,021   $ 6,208   $ 4,104       $   629       $ 2,246  $(10,825)  $  (469)
                            ------------------------------------------------------------------------------------------------

Income (loss) from continuing      $  0.38      $  0.45   $  0.48   $  0.33       $  0.09       $  0.24  $  (0.68)  $ (0.27)
operations per share (diluted)
Income (loss) from
discontinued operations                 --           --        --        --         (0.03)        (0.04)    (0.24)     0.23
                            ------------------------------------------------------------------------------------------------
Net income (loss)                  $  0.38      $  0.45   $  0.48   $  0.33       $  0.06       $  0.20    $(0.92)   $(0.04)
                            ------------------------------------------------------------------------------------------------

Diluted Weighted shares
 outstanding                        13,337       13,375    13,066    12,612        11,346        11,379    11,771    11,939
                            ------------------------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following biographical information is furnished as to each person nominated for election as a director.


        NAME                            AGE               POSITION
     ==========                         ===           ================
     Henry I. Boreen/(1)/               71            Chairman of the Board, Interim CEO

     Edward M. Esber, Jr.(2)            46            Director

     Rudolf Gassner/(2)/                63            Director

     John L.  Pickitt/(1)(2)/           65            Director

     /(1)/     Member of the Compensation and Stock Option Committee.

     /(2)/     Member of the Audit Committee.


     MR. BOREEN became a director of the Company in December 1984 and chairman of the Board of Directors in April 1995. In March 1998, Mr. Boreen was appointed to the additional position of interim Chief Executive Officer. Mr. Boreen also served as Interim Chief Executive Officer from August 1996 to April 1997 of the Company. Mr. Boreen has been a principal of HIB International, an electronics consulting company, since 1984, and has also served as a director of AM Communications, Inc., a manufacturer of telecommunications equipment. Mr. Boreen has over 35 years of experience in the integrated circuits industry and was the Founder and Chairman of Solid State Scientific, a semiconductor manufacturer.

     MR. ESBER became a Director of the Company in June 1997. He has served as Chairman and Director of Solopoint, Inc., a personal communications management products company, since March 1998 and President , CEO and Director since October 1995. He served as Chairman, President and Chief Executive Officer of Creative Insights, Inc. from March 1994 to June 1995. From May 1993 to May 1994, Mr. Esber was President and Chief Operating Officer of Creative Labs, Inc. Mr. Esber is also a member of the Board of Directors of Borealis Technology Corporation, Quantum Corporation, Socket Communications and Trustee of Case Reserve Institute of Technology.

     MR. GASSNER became a Director of the Company in June 1992. He has been employed by AMP Incorporated, a leading producer of electrical and electronic connecting and interconnection systems, in various positions since 1966. Since January 1992, he has served as the Vice President of AMP's Capital Goods Business Unit and since 1996, has served as President AMP's Global PC Division. In January, 1997, he was appointed Corporate Vice President AMP Incorporated. Mr. Gassner also serves as a Director of ITI and NetBuy.

     GENERAL PICKITT (RET.) became a director of the Company in March 1994. He previously served in the United States Air Force for 32 years in various capacities in the fields of research and development, planning, international operations and senior management until his retirement as a Lt. General in 1987. From January 1988 until December 1994, he served as Chief Executive Officer of the Computer and Business Equipment Manufacturers Association. General Pickitt is currently a management consultant.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth, for the fiscal years ended June 27, 1998, June 28, 1997 and June 29, 1996, the compensation paid by the Company to those persons who were at any time during the last completed fiscal year, the Company's chief executive officer, and its next most highly compensated executive officers whose total annual salary and bonus was in excess of $100,000 for the last completed fiscal year.

====================================================================================================================================
SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------------------
                                                                        LONG TERM COMPENSATION
                                                                       ----------------------------------------
ANNUAL COMPENSATION                                                             AWARDS              PAYOUTS
---------------------------------------------------------------------------------------------------------------
                                                              OTHER     RESTRICTED      SECURITIES                   ALL
     NAME                                                     ANNUAL      STOCK         UNDERLYING                  OTHER
      AND                                                    COMPEN-     AWARD(S)        OPTIONS/      LTIP        COMPEN-
   PRINCIPAL              FISCAL     SALARY         BONUS     SATION       ($)             SARS      PAYOUTS        SATION
   POSITION                YEAR       ($)         ($)/(1)/   ($)/(2)/                      (#)         ($)         ($)/(3)/
------------------------------------------------------------------------------------------------------------------------------------
Henry I. Boreen,           1998       66,923             -         -           -           58,000         -              -
                           ----
Interim CEO                1997       96,923        40,020         -           -           75,000         -              -
                           ----

Hock E.  Tan, Senior       1998      209,997       168,000         -           -                -         -          5,254
                           ----
Vice President, CFO        1997      166,273       112,660         -           -           50,000         -          5,182
                           ----
and Secretary              1996      158,851        89,461         -           -           33,000/(6)/    -          7,120
                           ----

Martin Goldberg, Vice      1998      168,846        82,875         -           -            3,750         -            428
                           ----
President, Sales/(4)/      1997      149,540        67,200         -           -           34,500         -            346
                           ----
                           1996      146,515        48,734         -           -          100,000/(6)/    -            346
                           ----

Stavro E.Prodromou,        1998      167,678       144,000         -           -            8,000         -        135,504/(8)/
                           ----
President and Chief        1997       47,307/(5)/        -         -           -          254,000/(7)/    -            432
                           ----
Executive Officer

K. Venkateswaren,          1998      169,423        69,483         -           -            3,000         -          5,178
                           ----
Vice President,            1997      158,471        49,047         -           -           49,500         -          5,106
                           ----
Engineering                1996      149,605        50,338         -           -           20,000         -          6,968
                           ----
   Services

Greg Richmond,             1998      161,479        66,517         -           -            2,800         -          5,158
                           ----
Vice President,            1997      151,183        46,012         -           -           14,000         -          5,090
                           ----
FTG                        1996      135,620        44,727         -           -           50,000         -          7,349
                           ----

====================================================================================================================================

(1)  Includes cash bonuses for services rendered in the applicable fiscal year.

(2) The Company has on occasion provided certain personal benefits to its executive officers, the amount of such benefits to any of the above-named individuals did not, however, exceed the lesser of $50,000 or 10% of salary and bonus of such individual for the applicable fiscal year.

(3) Includes amounts contributed by the Company (I) under the Company's 401(k) Plan as follows: Mr. Tan - $1,216 for 1998, $4750 for 1997 and $6774 for 1996; Mr. Richmond - $1,381 for 1998, $4,750 for 1997 and $7,025 for 1996;
     Dr. Venkateswaren - $1,588 for 1998, $4,750 for 1997 and $6,645 for 1996;
     (ii) for premiums for a life insurance policy as follows: Dr. Prodromou - $504 for 1998, and $432 for 1997; Mr. Tan - $504 for 1998, $432 for
     1997,and $346 for 1996; Mr. Goldberg $428 for 1998, $346 for 1997, and $347
     for 1996; Mr. Richmond - $408 for 1998; $340 for 1997, and $324 for 1996;
     Dr. Venkateswaren - $428 for 1998; $356 for 1997, and $323 for 1996.

(4) Mr. Goldberg transferred from Turtle Beach Systems, Inc. to the Company in November 1996 as Vice President of Sales.

(5) Dr. Prodromou joined the Company in April 1997 as President and Chief Executive Officer.

(6) Options granted by Turtle Beach Systems, Inc. to acquire shares of common stock of Turtle Beach Systems, Inc., a subsidiary of the Company. Such options were granted at a purchase price equal to $2.67 per share which was determined by the board of directors of Turtle Beach to be the fair market value of such stock on the date the options were granted. The options have been terminated and are unexercisable.

(7)  Due to Dr.  Prodromou's resignation, 125,000 options were canceled.
(8)  Includes severance payments made to Dr. Prodromou on March 20, 1998.

     The following table sets forth the option grants during the fiscal year ended June 27, 1998 for the individuals named in the Summary Compensation Table.

====================================================================================================================================
                                                 OPTION GRANTS IN LAST FISCAL YEAR
------------------------------------------------------------------------------------------------------------------------------------
                                                 Individual Grants                           Potential Realizable Value at
                                                                                             Assumed Annual Rates of Stock
                                                                                             Price Appreciation for Option
                                                                                                          Term
------------------------------------------------------------------------------------------------------------------------------------
                                          % OF TOTAL OPTIONS      EXERCISE OR
                                         GRANTED TO EMPLOYEES     BASE PRICE     EXPIRATION       5% ($)         10% ($)
                            OPTIONS         IN FISCAL YEAR          ($/SH)          DATE
       NAME                 GRANTED
------------------------------------------------------------------------------------------------------------------------------------
Henry I. Boreen               50,000                    8.23%       16.0625         4/21/03       $221,889        $490,316
                               8,000                    1.32%         35.25        10/23/02         77,911         172,164

Hock E. Tan                       --                      --             --              --             --              --
Martin Goldberg                3,750                    0.62%        25.625         8/04/02       $ 60,433        $153,149

Stavro E. Prodromou            8,000                    1.32%         35.25        10/23/02       $ 77,911        $172,164
Greg Richmond                  2,800                    0.46%        25.625         8/04/02       $ 45,123        $114,351
K. Venkateswaren               3,000                    0.49%         5.625         8/04/02       $ 48,346        $122,519
====================================================================================================================================


     The following table sets forth aggregate option exercises during the fiscal year ended June 27, 1998 and option values for the individuals named in the Summary Compensation Table.

====================================================================================================================================
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR END OPTION VALUES
------------------------------------------------------------------------------------------------------------------------------------
                                                                            NUMBER OF         VALUE  OF UNEXERCISED
                                                                            SECURITIES        IN-THE-MONEY OPTIONS
                                                                            UNDERLYING         AT FY-END ($)/(1)/
                                                                       UNEXERCISED OPTIONS
        NAME               SHARES ACQUIRED             VALUE              AT FISCAL YEAR          EXERCISABLE/
                             ON EXERCISE (#)         REALIZED ($)             END(#)             UNEXERCISABLE

                                                                           EXERCISABLE/
                                                                          UNEXERCISABLE
------------------------------------------------------------------------------------------------------------------------------------
Henry Boreen                             87,000           $1,989,480           54,000/4,000                     0/0

Hock E. Tan                             100,000           $1,665,250          25,000/75,000       $129,688/$335,938

Martin Goldberg                          42,375           $  303,227               0/35,875               0/$46,262

Stavro E. Prodromou                      24,000           $  297,000          62,500/62,500       $152,344/$152,344

Greg Richmond                            46,500           $  863,160           6,000/38,300       $ 24,937/$169,967

K. Venkateswaren                        162,300           $  735,171           1,875/52,625       $  5,664/$202,755

====================================================================================================================================

/(1)/ Unless otherwise indicated the value is based on closing price of $15.69 per share on June 27, 1998, less the option exercise price.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of August 11, 1998 by:
(i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each director of the Company, (iii) each executive officer named in the summary compensation table below and (iv) the directors and executive officers as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares listed.

                                                     Percent of
                            Number of Shares         Shares
Name of Beneficial Owner    Beneficially Owned/(1)/  Outstanding
--------------------------  -----------------------  ------------
Henry I. Boreen                        404,540          3.3%
Edward M. Esber, Jr.                     9,000
Rudolf Gassner                          28,500            *
John L.  Pickitt                        20,000            *
Stavro E. Prodromou                     76,500            *
Hock E.  Tan                       54,526\(2)\            *
Martin Goldberg                            937            *
K. Venkateswaren                         7,963            *
Greg Richmond                            9,753            *

Directors and executive officers
as a group (9)                         611,719          4.9%


______________

*  Less than 1%.

(1) Includes options exercisable within 60 days of the above date to purchase the following respective shares of the Company's Common Stock issued pursuant to Company stock option plans: Mr. Boreen - 54,000, Dr.
     Prodromou -62,500, Mr.Gassner - 18,000, Mr. Pickitt - 17,000, Mr. Tan-37,500, Mr. Goldberg - 937, Dr. Venkateswaren - 6,375 and Mr. Richmond - 7,450; as well as shares issued pursuant to and being held by the Company's 401k plan: Mr. Tan - 1,216, Dr. Venkateswaren - 1,588 and Mr. Richmond - 1,381 as determined from reports by the plan administrator.

(2) 15,810 of these shares of the Company's Common Stock are held in a trust, of which Mr. Tan is the sole trustee, for the benefit of members of Mr. Edward H. Arnold's family. Mr. Arnold was formerly Chairman Emeritus of the Board of Directors. Mr. Tan disclaims beneficial ownership of such shares.

ITEM 13.  CERTAIN RELATIONSHIPS RELATED TRANSACTIONS

None

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K


(a)  The following documents are filed as part of this report.


     (1)  Consolidated Financial Statements


          The consolidated financial statements listed in the accompanying index to financial statements and financial schedule are filed or incorporated by reference as a part of this report.

     (2)  Consolidated Financial Statement Schedule

          Schedule II - Valuation and Qualifying Accounts

     (3)  Exhibits

          The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this report

(b)  Reports on Form 8-K

     On April 23, 1998, the Company filed a current report on Form 8-K, which was included as an exhibit to the third quarter earnings release. The earnings release disclosed that the Company had experienced increased competition in the market for single channel 10/100mb LAN transceivers, which led to cancellation of orders and severe price erosion for this product line. While recent market acceptance of several new frequency timing products for multimedia and communication applications has been positive, the new frequency timing products did not deliver sufficient revenue and earnings in the fourth quarter to offset the decline from networking transceivers.

                                  SCHEDULE II

                       INTEGRATED CIRCUIT SYSTEMS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS


           Years ended June 27, 1998, June 28, 1997 and June 29, 1996
                                 (in thousands)

                                           Balance at      Additions Charged
                                          Beginning of       to Costs and                          Balance at
Description                                  Period            Expenses           Deductions     End of Period
------------------------------------------------------------------------------------------------------------------------------
Year ended June 27, 1998:
 Valuation reserves:
      Accounts receivable                    $  443            $ 1,478             $   128           $1,793
      Inventory                               2,373                987                  --            3,360

Year ended June 28, 1997:
 Valuation reserves:
      Accounts receivable                    $2,079            $   172             $ 1,808/1/        $  443
      Inventory                               2,001                372                  --            2,373
Year ended June 29, 1996:
 Valuation reserves:
      Accounts receivable                    $1,363            $ 5,992/2/          $ 5,276/2/        $2,079
      Inventory                               3,887                760               2,646            2,001


_______________

/1/ Reflects the de-consolidation of Turtle Beach.
/2/ Reflects an increase in the valuation account for accounts receivable primarily as a result of the slow down in the PC component market and negotiated product return from a small number of significant Turtle Beach customers.

INDEX TO EXHIBITS

     The following exhibits are filed as part of, or incorporated by reference into this report.


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

    4 Except for Exhibit 10.15 hereof, there are no instruments, with respect to long-term debt of the Registrant, that involve indebtedness for securities authorized thereunder, exceeding 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees to file a copy, of any instrument or argument defining the rights of holders of long-term debt of the registrant, upon request of the Securities and Exchange Commission

+*10.1 1989 Incentive Stock Option Plan, as amended. (Exhibit 10.9 to the 1991 Registration Statement)

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

 *10.11 First Amendment to lease, dated May 13, 1993 between the registrant and The Sobrato Group. (Exhibit 10.28 to the 1993 Form 10-K)

+*10.12   1992 Stock Option Plan, as amended as of October 21, 1993.  (Exhibit
          4.1 to the registrant's registration statement, No. 33-73208, on Form S-8, filed on December 21, 1993 (the "1993 S-8 Registration Statement")

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

+ 10.20   Agreement dated August 2, 1996 between the Company and David W. Sear

+ 10.21   Agreement dated August 30, 1996 between the Company and Hock E. Tan

+ 10.22   Agreement dated September 3, 1997 between the Company and Henry I.
          Boreen

+ 10.23   Agreement dated April 2, 1997 between the Company and Stavro E.
          Prodromou

+ 10.24 1997 Equity Plan, (Exhibit in the Registration Statement No. 333-50939 on Form S-8 filed on April 24, 1998. ) (The 1998 S-8 Registration Statement)

+ 10.25   Agreement dated March 20, 1998 between the Company and Stavro E.
          Prodromou

+ 10.26   Agreement dated May 6, 1998 between the Company and Henry Boreen

+ 10.27   Consulting Agreement dated May 11, 1998 between the Company and Edward
          M. Esber, Jr.

+ 10.28 Consulting Agreement dated May 11, 1998 between the Company and Rudolf Gassner

+ 10.29   Consulting Agreement dated May 11, 1998 between the Company and John
          L. Pickitt

 * 13 Portions of the 1998 Annual Report to Shareholders for fiscal year ended June 27, 1998

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





                                    INTEGRATED CIRCUIT SYSTEMS, INC.

DATE:  SEPTEMBER 21, 1998     BY:   /S/HENRY I. BOREEN
                                    --------------------------------
                                    CHIEF EXECUTIVE OFFICER


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.


                                  INTEGRATED CIRCUIT SYSTEMS, INC.


DATE: SEPTEMBER 21, 1998      BY:   /S/ HOCK E. TAN
                                  ----------------------------------------------
                                  SENIOR VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND SECRETARY

DATE: SEPTEMBER 21, 1998      BY:   /S/ HENRY I. BOREEN
                                  ----------------------------------------------
                                  HENRY I. BOREEN, CHAIRMAN OF THE BOARD

DATE: SEPTEMBER 21, 1998      BY:   /S/ EDWARD M. ESBER JR.
                                  ----------------------------------------------
                                  EDWARD M. ESBER, DIRECTOR

DATE: SEPTEMBER 21, 1998      BY:   /S/ RUDOLF GASSNER
                                  ----------------------------------------------
                                  RUDOLF GASSNER, DIRECTOR

DATE: SEPTEMBER 21, 1998      BY:   /S/ JOHN L. PICKITT
                                  ----------------------------------------------
                                  JOHN L. PICKITT, DIRECTOR