Form 10-K405/A
period 1998-06-27
INTEGRATED CIRCUIT SYSTEMS INC
filed 1998-10-16
CIK 874689

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-K/A
(Mark One)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED JUNE 27, 1998
                                       OR
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                               (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registration was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days .   Yes  X        No
                                                     -----        -----

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

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Integrated Circuit Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Integrated Circuit Systems, Inc. and subsidiaries as of June 27, 1998 and June 28, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended June 27, 1998. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule, for each of the years in the three-year period ended June 27, 1998. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Circuit Systems, Inc. and subsidiaries as of June 27, 1998 and June 28, 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 27, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/KPMG Peat Marwick LLP


Philadelphia, Pennsylvania
August 3, 1998