Form 10-Q
period 1998-09-26
INTEGRATED CIRCUIT SYSTEMS INC
filed 1998-11-10
CIK 874689

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

For the Quarter ended September 26, 1998

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____ to _____.


                        Commission File Number: 0-19299


                           _________________________

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

                           _________________________



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X    No____
                                  ---

As of November 5, 1998, there were outstanding 12,196,875 shares of the Registrant's Common Stock, no par value.

================================================================================

                       INTEGRATED CIRCUIT SYSTEMS, INC.
                       --------------------------------

                                     INDEX
                                     -----



                                                                         Page
                                                                        Number
                                                                        ------

PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements:

           Consolidated Balance Sheets:
           September 26, 1998 and June 27, 1998                             3

           Consolidated Statements of Operations:
           Three Months Ended September 26, 1998 and
           September 27, 1997 (Unaudited)                                   4

           Consolidated Statements of Cash Flows:
           Three Months Ended September 26, 1998 and
           September 27, 1997                                               5

           Notes to Consolidated Financial Statements                       7


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              9


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

ITEM  1.    CONSOLIDATED FINANCIAL STATEMENTS

               INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                                 September  26,                 June 27,
                                                                                     1998                        1998
                                                                            ---------------------         -----------------
                                                                                (Unaudited)
               ASSETS

               Current Assets:
                    Cash and cash equivalents                                     $      37,333                $     25,340
                    Marketable securities - current                                       9,872                      16,480
                    Accounts receivable, net                                             18,809                      20,335
                    Inventory, net                                                       10,897                      12,839
                    Prepaid income taxes                                                     --                       1,067
                    Deferred income taxes                                                 2,678                       2,069
                    Other current assets                                                  2,722                       2,633
                                                                                 --------------                ------------
                         Total current assets                                            82,311                      80,763
                                                                                 --------------                ------------

               Property and equipment, net                                               17,645                      17,884
               Deposits on purchase contracts                                             7,864                       7,864
               Other assets                                                               1,452                       1,498
                                                                                 --------------                ------------
                         Total assets                                            $      109,272                $    108,009
                                                                                 ==============                ============
               LIABILITIES AND SHAREHOLDERS' EQUITY

               Current Liabilities:
                    Current portion of long-term obligations                    $          139                 $        143
                    Accounts payable                                                     8,265                       11,047
                    Income tax payable                                                     329                           --
                    Accrued payroll and bonus                                              843                        1,788
                    Accrued expenses and other current liabilities                       2,987                        2,672
                                                                                --------------                 ------------
                         Total current liabilities                                      12,563                       15,650
                                                                                --------------                 ------------

               Long-term debt, less current portion                                      1,349                        1,380
               Deferred income taxes                                                     1,442                        1,211
                                                                                 -------------                 ------------
                         Total liabilities                                              15,354                       18,241
                                                                                 -------------                 ------------

               Shareholders' Equity:
                    Preferred stock, authorized 5,000 shares, none issued                   --                           --
                    Common stock, no par value, authorized 50,000 shares;
                         issued 13,100 and 13,099 shares as of
                         September 26, 1998 and June 27, 1998, respectively             56,605                       56,604
                    Less: treasury stock, at cost ( 774 and 774 shares as of
                         September 26, 1998 and June 27, 1998, respectively            (16,742)                     (16,742)
                    Retained Earnings                                                   54,055                       49,906
                                                                                 -------------                 ------------
                         Total shareholders' equity                                     93,918                       89,768
                                                                                 -------------                 ------------
                         Total liabilities and shareholders' equity              $     109,272                 $    108,009
                                                                                 =============                 ============


         See accompanying notes to consolidated financial statements.

               INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except for per share data)
                                  (Unaudited)



                                                                                          Three Months Ended
                                                                                          -------------------
                                                                                       Sept 26,          Sept 27,
                                                                                         1998              1997
                                                                                   ---------------    --------------
               Revenues:                                                             $     32,200       $     38,585

               Cost and expenses:
                 Cost of sales                                                             17,259             21,053
                 Research and development                                                   4,760              4,236
                 Selling, general and administrative                                        4,540              5,093
                 Goodwill amortization                                                         59                 60
                                                                                     ------------       ------------
                    Operating income                                                        5,582              8,143
                                                                                     ------------       ------------

               Interest and other (income)                                                   (775)              (523)
               Interest expense                                                                51                 23
                                                                                     ------------       ------------
                    Income before income taxes                                              6,306              8,643
               Income taxes                                                                 2,157              3,601
                                                                                     ------------       ------------
               Net income                                                            $      4,149       $      5,042
                                                                                     ============       ============

               Basic income per common share:
                    Net income                                                       $       0.34       $       0.41
                                                                                     ============       ============

                    Weighted common shares outstanding                                     12,325             12,294

               Diluted income per common and common equivalent share:
                    Net income                                                       $       0.33       $       0.38
                                                                                     ============       ============

                    Diluted common and common equivalent shares outstanding                12,424             13,337


         See accompanying notes to consolidated financial statements.

               INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                   Three Months Ended
                                                                                  --------------------
                                                                            Sept 26,               Sept 27,
                                                                              1998                   1997
                                                                            --------               --------
 Cash flows from operating activities:
     Net income                                                             $  4,149               $  5,042
     Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                                           1,340                  1,013
       (Gain) loss on sale of investments                                        (76)                    --
       Deferred income taxes                                                    (378)                  (650)
       Accounts receivable                                                     1,526                 (5,154)
       Inventory                                                               1,942                 (2,585)
       Other assets, net                                                        (101)                    72
       Accounts payable, accrued expenses and other current liabilities       (3,412)                 6,644
       Income taxes                                                            1,396                  2,492
                                                                            --------               --------

         Net cash provided by operating activities                             6,386                  6,874
                                                                            --------               --------
Cash flows from investing activities:
   Purchase of investments                                                   (11,420)               (12,951)
   Proceeds from sale/maturities of marketable securities                     18,096                  7,103
   Capital expenditures                                                       (1,037)                (1,498)
   Change in deposits on purchase contracts                                       --                 (1,128)
   Proceeds from sale of fixed assets                                              2                     --
                                                                            --------               --------

         Net cash provided by (used in) investing activities                   5,641                 (8,474)
                                                                            --------               --------
Cash flows from financing activities:
   Exercise of stock options                                                       1                  2,852
   Tax benefit of stock options                                                   --                  1,605
   Repayments of long-term debt                                                  (35)                   (40)
                                                                            --------               --------
         Net cash provided by (used in) financing activities                     (34)                 4,417
                                                                            --------               --------

Net increase in cash and cash equivalents                                     11,993                  2,817
Cash and cash equivalents:
   Beginning of period                                                        25,340                 18,425
                                                                            --------               --------
   End of period                                                            $ 37,333               $ 21,242
                                                                            ========               ========

               INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

                                  (Unaudited)


                                                          Three Months Ended
                                                        ----------------------
                                                        Sept 26,      Sept 27,
                                                          1998          1997
                                                        --------      --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments (receipts) during the period for:
      Interest                                          $     51      $     23
                                                        ========      ========
      Income taxes                                      $  1,093      $    (96)
                                                        ========      ========


         See accompanying notes to consolidated financial statements.

               INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   INTERIM ACCOUNTING POLICY

The accompanying financial statements have not been audited. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at September 26, 1998 and results of operations and cash flows for the interim periods presented. Certain items have been reclassified to conform to current period presentation.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended June 27, 1998. Results of operations for the three months ended September 26, 1998 are not necessarily indicative of results to be expected for the full year.

(2)   CONSOLIDATION POLICY

The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries (wholly and majority-owned), after elimination of all significant intercompany accounts and transactions.

(3) INVENTORY

Inventory is valued at the lower of standard cost which approximates actual costs using the first-in, first-out (FIFO) method, or market.

The components of inventories are as follows (in thousands):

                                                               September 26,           June 27,
                                                                    1998                 1998
                                                             ----------------       --------------
               Work-in-process                               $        7,971         $       6,370
               Finished parts                                         7,257                 9,829
               Less:  Obsolescence reserve                           (4,331)               (3,360)
                                                             ----------------       --------------
                                                             $       10,897         $      12,839
                                                             ================       ==============


(4) NEW ACCOUNTING PRONOUNCEMENTS

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which became effective for fiscal year 1999. Comprehensive income and net income were the same for the periods presented.

The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information", which became effective for fiscal year 1999. The Company will adopt this statement in the current fiscal year.

The Company has adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and other Post Retirement Benefits". The disclosure requirements of this statement do not apply to the Company.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company believes that the adoption of this statement will not have a material impact on the financial statements.

(5)  EARNINGS PER SHARE

The following represents the reconciliation of basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings per Share":

                                                      Three months ended
                                                    -----------------------
                                                    Sept. 26,     Sept. 27,
                                                      1998           1997
                                                    ---------     ---------
Basic
-----

Net income                                         $ 4,149         $ 5,042
                                                   =======         =======
Common and  share outstanding:
   Weighted average common share outstanding        12,325          12,294
                                                   =======         =======
Earnings per common share                          $  0.34         $  0.41
                                                   =======         =======

Diluted
-------

Net income                                         $ 4,149         $ 5,042
                                                   =======         =======
Common and common equivalent share outstanding:
   Weighted average common shares outstanding       12,325          12,294
   Assumed exercise of stock options                    99           1,043
                                                   =======         =======
                                                    12,424          13,337
                                                   =======         =======
Earnings per common  and common equivalent
   Share                                           $  0.33         $  0.38
                                                   =======         =======


SUBSEQUENT EVENTS

On October 7, 1998, the Company entered into an additional wafer purchase contract with Chartered Semiconductor Manufacturing PTE Ltd. ("CSM"). The agreement requires the Company to advance $12.0 million as part of a mutual commitment for CSM to supply and the Company to purchase an agreed minimum quarterly quantity of wafers over a two-year period from October 1, 1998 to December 31, 2000. The agreement requires CSM to refund the deposit to the Company in progressive installments based upon the volume of purchases made by the Company. On October 21, 1998, the Company funded the $12.0 million required by this agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements

The statements contained or incorporated by reference in this Form 10-Q that are not historical facts or statements of current condition are forward-looking statements. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "forecasts," "estimates," "plans," "continues," "may," "will," "should," "anticipates" and "intends," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy or intentions. These forward-looking statements, such as statements regarding Year 2000, anticipated future new product introductions, revenues, capital expenditures, acquisitions, management and production activities, and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's results, performance or achievements include, but are not limited to, the "Risk Factors" disclosed in the annual report on Form 10-K for period ending June 27, 1998, and general economic conditions, including economic conditions related to the semiconductor and PC industries. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. Furthermore, the Company disclaims any obligation or intent to update any such factors or forward-looking statements to reflect future events or developments.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to revenue of certain cost, expense and income items. The table and the subsequent discussion should be read in conjunction with the financial statements and the notes thereto:


                                                     Three Months Ended
                                                     -------------------
                                                 Sept 26,         Sept 27,
                                                   1998            1997
                                               ----------       ---------

     Revenues:                                   100.0%           100.0%

     Cost and expenses:
       Cost of sales                              53.6             54.6
       Research and development                   14.8             11.0
       Selling, general and administrative        14.1             13.2
       Goodwill amortization                       0.2              0.1
                                               ----------       ---------
     Operating income                             17.3             21.1
                                               ----------       ---------

     Interest and other (income)                  (2.4)            (1.4)
     Interest expense                              0.1              0.1
                                               ----------       ---------
       Income before income taxes                 19.6             22.4
     Income taxes                                  6.7              9.3
                                               ----------       ---------
       Net income                                 12.9%            13.1%
                                               ==========       =========


FIRST QUARTER FISCAL 1999 AS COMPARED TO FIRST QUARTER FISCAL 1998

Consolidated revenue decreased $6.4 million or 16.5% for the first quarter ended September 26, 1998 as compared to the prior year quarter. The decrease is primarily due to the decline in revenue generated by networking transceiver products.

Frequency Timing Generators ("FTG") component revenue increased $1.0 million for the first quarter of fiscal 1999, as compared to the prior year quarter. FTG unit volume increased 8.4% while experiencing a slight decrease in average selling prices ("ASP"). FTG component revenue contributed 68.8% of consolidated revenue for the first quarter in fiscal 1999 which represented an increase from
54.7 % for the prior year quarter.

Data Communication component revenue decreased $6.3 million for the first quarter of fiscal 1999, as compared to the prior year quarter. While ASP has declined by 36.0%, volume has decreased by 42.8%. Data Communications component revenue comprised 11.3% of consolidated revenue for the first quarter of fiscal 1999 as compared to 25.7% for the prior year quarter.

Systems Technology component revenue decreased $1.1 million for the first quarter of fiscal 1999, as compared to the prior year quarter. Systems Technologies component revenue comprised 19.9% of consolidated revenue for the first quarter of fiscal 1999 versus 19.6% for the prior year quarter

Foreign revenue (which includes shipments of integrated circuits ("ICs") to offshore subsidiaries of US multinational companies) was 67.1% of total revenue for the first quarter of fiscal 1999 as compared to 70.0% of total revenue in the prior year quarter. The percentage decrease represented declines in overseas shipments.

Cost of sales as a percentage of total revenue was 53.6% for the first quarter of fiscal 1999 as compared to 54.6% in the prior year quarter. This decrease in the cost of sales percentage was primarily the result of favorable product mix and material cost reduction.

Research and development expense increased $0.6 million to $4.8 million for the first quarter of fiscal 1999 from $4.2 million in the prior year quarter. The increase is primarily attributable to continued emphasis on research and development.

Selling, general and administrative expense decreased $0.5 million to $4.5 million for the first quarter of fiscal 1999 as compared to the prior year period. The decrease was attributable to the prior year's amount including start up costs of the Singapore operations and changes related to Voyetra. As a percentage of total revenue, selling, general and administrative expenses increased as a result of the proportion of these primarily fixed costs over decreased sales volume.

The Company's effective income tax rate was 34.2% for the first quarter of 1999 as compared to 41.7% in the prior year period. The decrease in the tax rate is primarily attributable to the tax benefits of the Singapore operations.


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

The Company's backlog as of September 26, 1998 was $21.4 million as compared to $48.5 million at September 27, 1997. The Company includes in its backlog customer released orders, which may be canceled generally with 30 days advance notice without significant penalty to the customers. Accordingly, the Company believes that its backlog, at any time, should not be used as a measure of future revenues.

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


LIQUIDITY AND CAPITAL RESOURCES

At September 26, 1998, the Company's principal sources of liquidity included cash and investments of $47.2 million as compared to $41.8 at the June 27, 1998 balance. Net cash provided by operating activities was $6.4 million in the first quarter of fiscal 1999, as compared to $6.9 million in the prior year quarter. This decrease represents decreased operating results offset by decreases in accounts receivable as a result of revenue decreases and inventory decreases relating to anticipated volume declines. The Company's days sales outstanding increased from 52 days at June 27, 1998 to 62 days in the first quarter of fiscal 1999, while inventory turns decreased from 6.1 times in fiscal 1998 to 5.0 times in the first quarter of fiscal 1999.

Expenditures for property and equipment were $1.0 million in the first quarter of fiscal 1999 as compared to $1.5 million in the prior year quarter. Prior year included expenditures relating to the start up of the Singapore facility.

The Company did not draw on its $20.0 million revolving line of credit during the first quarter of fiscal 1999.

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

On October 7, 1998, the Company entered into an additional wafer purchase contract with Chartered Semiconductor Manufacturing PTE Ltd. ("CSM"). The agreement requires the Company to advance $12.0 million as part of a mutual commitment for CSM to supply and the Company to purchase an agreed minimum quarterly quantity of wafers over a two-year period from October 1, 1998 to December 31, 2000. The agreement requires CSM to refund the deposit to the Company in progressive installments based upon the volume of purchases made by
the Company.   On October 21, 1998, the Company funded the $12.0 million
required by this agreement.

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

Currently, the Company has a formal program in process that includes analysis of potentially affected business and process systems and replacement or correction of all non-compliant critical business and process systems it will need in the new millennium. In concert with this effort, all suppliers that are critical to the function of the Company are being surveyed to insure readiness and non-disruption to the Company supply chain. The Company intends to have their internal application systems, infrastructure and procedures, and manufacturing and control processes Year 2000 compliant by mid-1999.

The Company will be required to modify or replace certain portions of its internal systems. The Company is using internal resources to reprogram or replace and test the software for Year 2000 changes. If these changes or conversions to new systems are not made in time, the Year 2000 Issue could have a material impact on the operations of the Company.

The Company relies on subcontractors for wafer manufacture, assembly and testing of products. The Company has sent questionnaires to these critical suppliers to determine the extent to which the Company's operations are exposed to failure of Year 2000 issues. The Company has begun to receive. There can be no assurance that the Company will be successful in its efforts to resolve any Year 2000 issues and continue receiving products from these suppliers. The failure of resolving these issues could result in a shutdown of some or all the Company's operations, which would have a material adverse effect on the Company.

The Company utilizes third-party network equipment and software products, which may or may not be Year 2000 compliant. The Company has begun formal communications, through questionnaires, with critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are Year 2000 capable. The Company is currently awaiting responses to these questionnaires. The Company does not currently have any information concerning the Year 2000-compliance status of its customers. If any of the Company's significant customers and suppliers do not successfully and in a timely manner achieve Year 2000 compliance, the Company's business or operations could be adversely affected. There can be no assurance that another company's failure to ensure Year 2000 capability would not have an adverse effect on the Company. The products that the Company sells are not date-sensitive, and therefore product related exposures are low.

The total expense of the Year 2000 project is currently estimated at approximately $100,000, which is not material to the Company's business operations or financial condition. If required modifications to existing software and conversions to new software are not made, or are not completed in a timely manner, the Year 2000 could have a material impact on the operations of the Company. While delays in the implementation of the Year 2000 solutions, or failure of any critical technology components to operate properly in the Year 2000, could affect the Company's operations, the Company believes that resolution of the Year 2000 issue will not require material additional costs and will not have a material adverse effect on the Company's results of operations. There can be no assurance that these costs will not be material to the Company or that the Company will be able to resolve these issues in a timely manner.
The expense of the Year 2000 project is being funded through operating cash flows.

The Company has not yet fully developed a comprehensive contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical operations. There can be no assurance that the Company will be able to develop a contingency plan that will adequately address issues that may arise in the year 2000. The failure of the Company to successfully resolve such issues could result in shutdown of some or all of the Company's operations, which would have a material adverse effect on the Company.

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

NEW ACCOUNTING PRONOUNCEMENTS

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which became effective for fiscal year 1999. Comprehensive income and net income were the same for the periods presented.

The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information", which became effective for fiscal year 1999. The Company will adopt this statement in the current fiscal year.

The Company has adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and other Post Retirement Benefits". The disclosure requirements of this statement do not apply to the Company.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company believes that the adoption of this statement will not have a material impact on the financial statements.

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


Date: November 10, 1998               INTEGRATED CIRCUIT SYSTEMS, INC.




                                 By:  /s/ Henry Boreen
                                      --------------------------------------
                                 Henry Boreen
                                 Chairman and Interim Chief Executive Officer



Date: November 10, 1998          By:  /s/ Hock E. Tan
                                      ---------------------------------------
                                 Hock E. Tan
                                 Senior Vice President and CFO
                                 (principal financial & accounting officer)