Form 10-Q
period 1998-12-26
INTEGRATED CIRCUIT SYSTEMS INC
filed 1999-02-09
CIK 874689

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

For the Quarter ended December 26, 1998

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------
       EXCHANGE ACT OF 1934

For the transition period from       to      .
                               -----    -----

                        Commission File Number: 0-19299


                        -------------------------------

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

                        ------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                             Yes   X   No
                                 -----    -----
As of February 3, 1999, there were 12,113,500 outstanding shares of the Registrant's Common Stock, no par value.

================================================================================

                       INTEGRATED CIRCUIT SYSTEMS, INC.
                       --------------------------------
                                     INDEX
                                     -----
                                                        Page
                                                        Number
                                                        ------
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets:
         December 26, 1998 and June 27, 1998                 3

         Consolidated Statements of Operations:
         Three and Six Months Ended December 26, 1998
         and December 27, 1997                               4

         Consolidated Statements of Cash Flows:
         Six Months Ended December 26, 1998 and
         December 27, 1997                                   5

         Notes to Consolidated Financial Statements          6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                 9


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                   17

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARY COMPANIES
                          Consolidated Balance Sheets
                          ($ and shares in thousands)

                                                                               December  26,                   June 27,
                                                                                   1998                          1998
                                                                               -------------                 ------------
                                                                                (Unaudited)
ASSETS

Current Assets:
   Cash and cash equivalents                                                        $ 19,278                     $ 25,340
   Marketable securities - current                                                    17,645                       16,480
   Accounts receivable, net                                                           19,555                       20,335
   Inventory, net                                                                      6,899                       12,839
   Prepaid income taxes                                                                  585                        1,067
   Deferred income taxes                                                               3,085                        2,069
   Other current assets                                                                2,617                        2,633
                                                                               -------------                 ------------
      Total current assets                                                            69,664                       80,763
                                                                               -------------                 ------------
Property and equipment, net                                                           19,216                       17,884
Deposits on purchase contracts                                                        19,864                        7,864
Other assets                                                                           1,379                        1,498
                                                                               -------------                 ------------
      Total assets                                                                  $110,123                     $108,009
                                                                               =============                 ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of long term debt                                                $    129                     $    143
   Accounts payable                                                                    5,376                       11,047
   Accrued expenses and other current liabilities                                      6,546                        4,460
                                                                               -------------                 ------------
      Total current liabilities                                                       12,051                       15,650
                                                                               -------------                 ------------
Long-term debt, less current portion                                                   1,318                        1,380
Deferred taxes                                                                         1,291                        1,211
                                                                               -------------                 ------------
      Total liabilities                                                               14,660                       18,241
                                                                               -------------                 ------------
Shareholders' Equity:
   Preferred stock, authorized 5,000 shares, none issued
   Common stock, no par value, authorized 50,000 shares;
      issued and outstanding   13,107  and   13,099 shares as of
      December 26, 1998 and June 27, 1998, respectively                               56,654                       56,604
   Retained earnings                                                                  58,567                       49,906
   Less: treasury stock, at cost (1,003 and 774 shares as of
      December 26, 1998 and June 27, 1998, respectively)                             (19,758)                     (16,742)
                                                                               -------------                 ------------
      Total shareholders' equity                                                      95,463                       89,768
                                                                               -------------                 ------------
      Total liabilities and shareholders' equity                                    $110,123                     $108,009
                                                                               =============                 ============

See accompanying notes to consolidated financial statements.

           INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARY COMPANIES
                     Consolidated Statements of Operations
            ($ and shares in thousands, except for per share data)
                                  (Unaudited)


                                                           Three months ended              Six months ended
                                                           ------------------              ----------------
                                                       December 26,   December 27,    December 26,   December 27,
                                                           1998           1997            1998           1997
                                                       ------------   ------------   ------------   ------------
Revenues:                                               $    35,815    $    43,045    $    68,015    $    81,630

Cost and expenses:
   Cost of sales                                             18,334         23,457         35,593         44,510
   Research and development expense                           5,434          5,321         10,194          9,557
   Selling, general and administrative expense                5,832          5,075         10,372         10,168
   Goodwill amortization                                         58             56            117            116
                                                       ------------   ------------   ------------   ------------
      Operating income                                        6,157          9,136         11,739         17,279
                                                       ------------   ------------   ------------   ------------
Interest and other (income)                                    (644)          (515)        (1,418)        (1,038)
Interest expense                                                 14             14             64             37
                                                       ------------   ------------   ------------   ------------
      Income before income taxes                              6,787          9,637         13,093         18,280
Income taxes                                                  2,275          3,616          4,432          7,217
                                                       ------------   ------------   ------------   ------------
      Net income                                        $     4,512    $     6,021    $     8,661    $    11,063
                                                       ============   ============   ============   ============
Basic:
Net income per common share                             $      0.37    $      0.48    $      0.71    $      0.90
                                                       ============   ============   ============   ============
Diluted:
Net income per common share                             $      0.37    $      0.45    $      0.70    $      0.83
                                                       ============   ============   ============   ============
Basic common shares                                          12,189         12,424         12,258         12,358
Diluted common and common equivalent shares                  12,339         13,375         12,378         13,337

See accompanying notes to consolidated financial statements.

INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARY COMPANIES
Consolidated Statements of Cash Flows
(Unaudited)


                                                                                     Six months ended,
                                                                                     -----------------
                                                                                 Dec. 26,           Dec. 27,
                                                                                   1998               1997
                                                                               ------------       ------------
Cash flows from operating activities:
  Net income                                                                   $      8,661       $     11,063
  Adjustments to reconcile net income to net
   cash provided by  operating activities:
   Depreciation and amortization                                                      2,697              2,188
   (Gain) loss on investments                                                          (320)               444
   Loss on disposition of assets                                                        311                  -
   Deferred income taxes                                                               (936)              (964)
   Accounts receivable, net                                                             780             (4,637)
   Inventory, net                                                                     5,940               (826)
   Other assets, net                                                                     18               (530)
   Accounts payable, accrued expenses and other current liabilities                  (3,585)             4,995
   Income taxes                                                                         482              1,786
                                                                               ------------       ------------
    Net cash provided by operating activities                                        14,048             13,519
                                                                               ------------       ------------
Cash flows from investing activities:
  Capital expenditures                                                               (4,245)            (5,331)
  Sales, maturities and purchases of investments                                       (838)           (12,629)
  Investment in production capacity, net                                            (12,000)              (213)
  Proceeds from sales of assets                                                          15                  -
                                                                               ------------       ------------
    Net cash used in investing activities                                           (17,068)           (18,173)
                                                                               ------------       ------------
Cash flows from financing activities:
  Repayments of long-term debt                                                          (76)               (72)
  Exercise of stock options                                                              53              3,900
  Tax benefit of stock options exercised                                                 (3)             2,191
  Repurchase of common stock                                                         (3,016)            (5,328)
                                                                               ------------       ------------
    Net cash provided by (used in) financing activities                              (3,042)               691
                                                                               ------------       ------------
Net decrease in cash and cash equivalents                                            (6,062)            (3,963)
Cash and cash equivalents:
  Beginning of period                                                                25,340             18,425
                                                                               ------------       ------------
  End of period                                                                $     19,278       $     14,462
                                                                               ============       ============
Supplemental disclosures of cash flow information:
  Cash payments during the period for:
   Interest                                                                    $         64       $         37
                                                                               ============       ============
   Income taxes                                                                $      4,743       $      3,954
                                                                               ============       ============
Supplemental disclosure:
Marketable Securities:
 Beginning of period                                                           $     16,480       $      7,981
 End of period                                                                 $     17,645       $     19,537

See accompanying notes to consolidated financial statements.

           INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARY COMPANIES

                  Notes to Consolidated Financial Statements


(1)  INTERIM FINANCIAL INFORMATION

The accompanying financial statements have not been audited. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position at December 26, 1998 and results of operations and cash flows for the interim periods presented. Certain items have been reclassified to conform to current period presentation.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended June 27, 1998. Results of operations for period ended December 26, 1998 are not necessarily indicative of results to be expected for the full year.

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries, after elimination of all significant intercompany accounts and transactions.


(2) INVENTORY

Inventory is stated at the lower of cost, (FIFO basis), or market.

The components of inventories are as follows (in thousands):

                                    December 26,                June 27,
                                        1998                      1998
                                  ----------------          ----------------
Work-in-process                            $ 4,984                   $ 6,370
Finished parts                               6,440                     9,829
Less:  Inventory reserve                    (4,525)                   (3,360)
                                  ----------------          ----------------
                                           $ 6,899                   $12,839
                                  ================          ================

(3) NEW ACCOUNTING PRONOUNCEMENTS

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which became effective for fiscal year 1999. Comprehensive income and net income were the same for all periods presented.

The Company will adopt in the current fiscal year SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which became effective for fiscal year 1999.

The Company has adopted SFAS No. 132, "Employers' Disclosures about Pensions and other Post Retirement Benefits". The disclosure requirements of this statement do not apply to the Company.

In June 1998, the FASB issued SFAS No. 133, " Accounting for Derivative Instruments and Hedging Activities". This statement is effective for all fiscal years beginning after June 15, 1999. The Company believes that the adoption of this statement will not have a material impact on the financial statements.

(4) EARNINGS PER SHARE
The following represents the reconciliation of basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings per Share":

                                                                  Three months ended                Six months ended
                                                            ------------------------------   ------------------------------
                                                              Dec. 26,          Dec. 27,       Dec. 26,          Dec. 27,
                                                                1998              1997           1998              1997
                                                            ------------      ------------   ------------      ------------
Basic
-----
Net income                                                       $ 4,512           $ 6,021        $ 8,661           $11,063
                                                            ============      ============   ============      ============
Common shares outstanding:
   Weighted average common share outstanding                      12,189            12,424         12,258            12,358
                                                            ============      ============   ============      ============
Earnings per common share                                        $  0.37           $  0.48        $  0.71           $  0.90
                                                            ============      ============   ============      ============
Diluted
-------
Net income                                                       $ 4,512           $ 6,021        $ 8,661           $11,063
                                                            ============      ============   ============      ============
Common and common equivalent share outstanding:
   Weighted average common shares outstanding                     12,189            12,424         12,258            12,358
   Assumed exercise of stock options                                 150               951            120               979
                                                            ------------      ------------   ------------      ------------
                                                                  12,339            13,375         12,378            13,337
                                                            ============      ============   ============      ============
Earnings per common  and common equivalent share                 $  0.37           $  0.45        $  0.70           $  0.83
                                                            ============      ============   ============      ============

(5) TAXES

The Company does not currently calculate deferred taxes on its investment in its Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If the Company were to set up a deferred liability on its investment, the amount would result in a $1.6 million liability.

(6) RELATED PARTIES

On January 11, 1999, the Company entered into an employment agreement with Rudolf Gassner as the Company's Chairman of the Board. The employment period is for one year commencing on January 1, 1999. Mr. Gassner's responsibilities include finding a suitable candidate to serve as the Company's Chief Executive Officer, and management of the day-to-day operations of the Company until a suitable Chief Executive Officer is secured. The agreement provides for the Company to pay Mr. Gassner a salary at a monthly rate of $12,000 during the employment term. Mr. Gassner will also be entitled to participate in the Company's incentive compensation plan.

On November 3, the Company granted Mr. Gassner an option to purchase 112,000 shares of the Company's common stock at $13.875 per share, equal to the fair market value on the grant date. The options vest and become exercisable on a cumulative basis at a rate of 8,000 shares per month commencing on November 30,
1998, with full vesting on December 31, 1999.   On November 3, 1998, the Company
granted Mr. Gassner an
option to purchase an additional 100,000 shares the Company's common stock at $13.875, the fair market value on the grant date. These options vest and become exercisable on a cumulative basis at the rate of 20,000 shares per year commencing on the first anniversary of the grant date, with full vesting on November 3, 2003, and earlier vesting in full in the event the price of the Company's common stock exceeds $20 for 10 consecutive trading days.

(7) SUBSEQUENT EVENTS

On, January 15, 1999, the Company entered into a definitive agreement to sell intellectual property and engineering hardware and software related to its data communications product line to 3Com Corporation for approximately $16 million in cash (the "Data Communications Transaction"). The transaction is subject to the satisfaction of customary conditions and is expected to close by the end of February 1999. Under the agreement, the Company will have certain licensing and technical support rights, and will continue to sell and support its existing and prospective fast ethernet transceiver product family to current and new customers.

On January 18, 1999, the Company entered into an agreement of sale with BET Investments III, L. P., a Pennsylvania limited partnership, to sell the land and building at the Company's Valley Forge location. The purchase price for the property is $5.3 million. BET Investment III, L. P. will assign its right to purchase the building to BET Investments IV, L. P., a Pennsylvania limited partnership. On January 29, 1999, the Company signed a lease with BET Investments IV, L. P. to lease back the Valley Forge property for a term of eight years, which will go into effect upon closing of the sale of the property by the Company. The Company leased back the entire building of approximately 61,000 square feet, with monthly rent beginning at approximately $51,000 for the first year and progressively increasing each year to approximately $63,000 in the eighth year. The Company also has a renewal option of three more years subsequent to the initial eight-year term.

On January 20, 1999, the Company entered into a definitive merger agreement under which an investor group comprised of the Company's senior management together with affiliates of Bain Capital Inc. and Bear, Stearns & Co. Inc. will acquire all of the outstanding shares of the Company at a cash price of $21.25 per share. This transaction will be financed primarily through bank financing and debt. The merger will be voted on by the Company's shareholders at a Special Meeting of Shareholders expected to be held in May or June 1999. In addition, completion of the merger is subject to the receipt of funding by the investor group under an existing financing commitment with Credit Suisse First Boston and is subject to other customary conditions, including the receipt of certain regulatory approvals.

On January 27, 1999, a purported class action lawsuit was filed against the Company and Henry Boreen, as former Interim Chief Executive Officer of the Company, with respect to the Company's recently announced merger agreement. The Company believes that the purported class action lawsuit is without merit. The Company intends to vigorously defend the action.

The Company was faced with a proxy contest that was waged by its former Chief Executive Officer. As a result of the proxy contest, the Company has incurred mailing, legal and printing costs for its annual meeting, in excess of those historically incurred for routine annual shareholders' meetings, during both the second and third quarters of fiscal 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The statements contained or incorporated in this Form 10-Q that are not historical facts or statements of current condition are forward-looking statements. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "forecasts," "estimates," "plans," "continues," "may," "will," "should," "anticipates," " and "intends," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy or intentions. These forward-looking statements, including Year 2000 matters, anticipated future new product introductions, revenues, capital expenditures, acquisitions, management and production activities, and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievement could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's results, performance and achievements include, but are not limited to, the "Risk Factors" disclosed in the annual report on Form 10-K for the period ending June 27, 1998, and general economic conditions, including economic conditions related to the semiconductor and PC industries. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. Furthermore, the Company disclaims any obligation or intent to update any such factors or forward-looking statements to reflect future events or developments.


Results of Operations

The following table sets forth, for the periods indicated the percentage relationship to revenue of certain cost, expense and income items. The table and the subsequent discussion should be read in conjunction with the financial statements and the notes thereto:

                                                            Three months ended              Six months ended
                                                            ------------------              ----------------
                                                        Dec. 26,        Dec. 27,        Dec. 26,        Dec. 27,
                                                      ------------    ------------    ------------    ------------
                                                          1998            1997            1998            1997
                                                      ------------    ------------    ------------    ------------
Revenue                                                      100.0%          100.0%          100.0%          100.0%

Cost and expenses:
   Cost of sales                                              51.2            54.5            52.3            54.5
   Research and development                                   15.2            12.4            15.0            11.7
   Selling, general and administrative                        16.3            11.8            15.3            12.5
   Goodwill amortization                                       0.1             0.1             0.2             0.1
                                                      ----------------------------    ----------------------------

   Operating income                                           17.2            21.2            17.2            21.2

Interest and other (income)                                   (1.8)           (1.2)           (2.1)           (1.3)
Interest expense                                                 -               -             0.1             0.1
                                                      ------------    ------------    ------------    ------------
Income  before income taxes                                   19.0            22.4            19.2            22.4
Income tax expense                                             6.4             8.4             6.5             8.8
                                                      ------------    ------------    ------------    ------------
Net income                                                    12.6%           14.0%           12.7%           13.6%
                                                      ============    ============    ============    ============

SECOND QUARTER 1999 AS COMPARED TO SECOND QUARTER 1998

Consolidated revenues decreased $7.2 million or 16.8% for the second quarter ended December 26, 1998 as compared to the prior year quarter. The decrease in revenues was primarily due to the decline in revenue generated by fast ethernet transceiver products.

The Company's FTG component revenues increased $0.9 million to $24.5 million for the second quarter of fiscal 1999 as compared to the prior year quarter. The increase reflects the strong demand from non-PC motherboard OEM customers.
Total FTG component revenues contributed 68.5% of consolidated revenues for the second quarter in fiscal 1998 which represented an increase from the 55.0% for the prior year quarter as a result of decreased demand in the Company's Data Communication products and strong demand for the Company's non-PC motherboard products.

Data Communication component revenues were $4.0 million for the second quarter of fiscal 1999, a decrease of $7.6 million as compared to the prior year
quarter.  Data Communications component revenues comprised   11.3% of
consolidated revenues for the second quarter of fiscal 1999 as compared to 27.0% in the prior year quarter due to decreased market share from network system suppliers of the single chip 10/100 Mb transceivers. The Company does not expect revenues from the Data Communications component to be adversely affected by the Data Communications Transaction (as defined below under "Subsequent Events").

Systems Technologies revenues decreased $0.5 to $7.3 million for the second quarter of fiscal 1999, as compared to the prior year quarter. The decrease is the result of the decline in certain customized circuits and GENDAC products in 3-D graphic solutions slightly offset by the increase in demand for high performance frequency generator products for various video applications. Systems Technologies component revenues comprised 20.2% of consolidated revenues for the second quarter of fiscal 1999 versus 18.0% for the prior year quarter as a result of the decrease in the Data Communications product line percentage of total revenue.

Foreign revenues (which includes shipments of ICs to offshore subsidiaries of US multinational companies) were 70.6% of total revenues for the second quarter of fiscal 1999 and compared to 60.1% of total revenues in the prior year quarter.

Cost of sales as a percentage of total revenues was 51.2% for the second quarter
of fiscal 1999 as compared to     54.5% in the prior year quarter.  The decrease
in the cost of sales percentage was primarily the result of reduced material costs in our major products and a favorable product mix.

Research and development expense increased $0.1 million to $5.4 million for the second quarter of fiscal 1999, as compared to the prior year quarter. As a percentage of revenue, research and development expenses were 15.2% in the
current quarter as compared to 12.4% in the prior year quarter.   The increase
is primarily attributable to reduced revenues and increased investment in
research and development programs.   Assuming completion of the Data
Communications Transaction, the Company expects that there will be savings in research and development expenses.

Selling, general and administrative expense, as a percentage of revenue increased from 11.8% in the prior year quarter to 16.3% in the second quarter of fiscal 1999. This increase is primarily attributable to the decrease in revenue and additional charges for the proxy contest relating to the Company's annual shareholders' meeting.

SIX MONTHS ENDED DECEMBER 26, 1998 AS COMPARED TO SIX MONTHS ENDED DECEMBER 27, 1997

Consolidated revenues decreased $13.6 million or 16.7% for the six months ended December 26, 1998 as compared to the prior year period. The decrease is primarily the result of the reduced demand for the fast ethernet transceiver products.

The Company's FTG component revenues increased $1.9 million to $46.7 million for the first six months of fiscal 1999 as compared to the prior year period.
Total FTG component revenues contributed 68.7% of consolidated revenue in fiscal 1999, which represented an increase with respect to 54.9 % for the prior year period. The increase, as a percentage of revenue, is the result of the significant demand decrease in the Company's Data Communications product line and the strong demand for the Company's non-PC motherboard products.

Data Communication component revenues were $7.7 million for the first six months of fiscal 1999 as compared to $21.5 million in the prior year period. Data Communications component revenues comprised 11.3% of consolidated revenues in the first six months of fiscal 1999 as compared to 26.4% in the prior year period. The decrease is the result of a significant decline in demand for the Company's networking transceivers. The Company does not expect revenues from the Data Communications component to be adversely affected by the Data Communications Transaction (as defined below under "Subsequent Events").

Systems Technologies component revenues decreased to $13.6 million for the first six months of fiscal 1999, as compared to $15.3 million in the prior year period. The decrease reflects a slightly lower demand for GENDAC products in 3-D graphic solution and certain customized circuits. These decreases were slightly offset by an increase in demand for the high performance frequency generator products for various video applications. Systems Technologies component revenues comprised 20.1% of consolidated revenues in the first six months of fiscal 1999 versus 18.8% for the prior year period as the result of the significant decrease in revenue for the Company's Data Communications product line.

Foreign revenues (which includes shipments of ICs to offshore subsidiaries of US multinational companies) was 68.9% of total revenues for the first six months of fiscal 1999 and compared to 64.8% of total revenues in the prior year period. The percentage increase reflects growth in the Far East market.

Cost of sales as a percentage of total revenues was 52.3% for the first six months of fiscal 1999 as compared to 54.5% in the prior year period. The decrease in the cost of sales percentage was primarily the result of material cost reduction and a favorable product mix.

Research and development expense increased to $10.2 million for the first six months of fiscal 1999 as compared to $9.6 million in the prior year period. Research and development spending increased because of accelerated product development programs. Assuming completion of the Data Communications Transaction, the Company expects that there will be savings in research and development expenses.

Selling, general and administrative expense increased $0.2 million to $10.4 million for the first six months of fiscal 1999 as compared to the prior year period. As a percentage of revenue, selling, general and administrative expenses increased from 12.5% to 15.3% as a result of a decrease in revenues and increased charges for the proxy contest relating to the Company's annual shareholders' meeting.

Income Taxes

The Company's effective income tax rate was 33.8% for the six months ended
December 26, 1998 compared to   39.5% in the prior year period.  The decrease in
the tax rate is attributable to the tax benefits of the Singapore operations. The Company does not currently calculate deferred taxes on its investment in its Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If the Company were to set up a deferred liability on its investment, the amount would result in a $1.6 million liability.

Industry Factors

The Company continues to experience pricing pressures and increased competition in its more mature products. The Company's strategy has been to develop new products and introduce them ahead of the competition in order to have them selected for design into products of leading OEMs. The Company's newer components, which include non-PC motherboard products, advanced motherboard FTG components and LCD imaging products, are examples of this strategy. However, there can be no assurance that the Company will continue to be successful in these efforts or that further competitive pressures would not have a material impact on revenue growth or profitability.

The semiconductor and personal computer industry, in which the Company participates, is generally characterized by rapid technological change, intense competitive pressure, and, as a result, products price erosion. The Company's operating results can be impacted significantly by the introduction of new products, new manufacturing technologies, rapid changes in the demand for products, decreases in the average selling price over the life of a product and the Company's dependence on third-party suppliers. The Company's operating results are subject to quarterly fluctuations as a result of a number of factors, including competitive pressures on selling prices, availability of wafer supply, fluctuation in yields, changes in the mix of products sold, the timing and success of new product introductions and the scheduling of orders by customers. The Company believes that its future quarterly operating results may also fluctuate as a result of Company-specific factors, including pricing pressures on its more mature FTG components as well as the competitive pressure, continuing demand for its custom ASIC products and acceptance of the Company's newly introduced ICs and board level products and market acceptance of its customers' products. Due to the effect of these factors on future operations, past performance may be a limited indicator in assessing potential future performance.

LIQUIDITY AND CAPITAL RESOURCES

At December 26, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $19.3 million as compared to $25.3 million at June 27, 1998. Net cash provided operating activities were $14.0 million for the six months of fiscal 1999, as compared to $13.6 million in prior year period. This increase primarily represents improved inventory utilization and accounts receivable turns. The Company's days sales outstanding was decreased from 52 days at June 27, 1998 to 50 days in the six months of fiscal 1999, while inventory turns increased from 6.7 times in fiscal 1998 to 7.4 times in the six months of fiscal 1999.

Expenditures for property and equipment were $4.2 for the first six months of
fiscal 1999 as compared to $5.3 in the prior year period.   The decrease in
expenditures is primarily attributable to the start up of the Singapore Facility, which occurred in the prior year. Net purchases of marketable securities were $0.8 million for the current period as compared to a net purchase of marketable securities of $12.6 million in the prior year period.

On October 7, 1998, the Company entered into an additional wafer purchase contract with Chartered Semiconductor Manufacturing PTE Ltd. ("CSM"). The agreement required the Company to advance $12.0 million as part of a mutual commitment for CSM to supply and the Company to purchase an agreed minimum quarterly quantity of wafers over a two-year period from October 1, 1998 to December 31, 2000. The agreement requires CSM to refund the deposit to the Company in progressive installments based upon the volume of purchases made by the Company. On October 21, 1998, the Company funded the $12.0 million required by this agreement.

During the first six months of fiscal 1999, the Company has repurchased, using the cost method, 229,000 of its outstanding shares valued at $3.0 million versus 212,000 shares valued at $5.3 million in the prior year comparable period. As a result of the exercise of stock options by various employees, common stock capital increased $0.1 million in fiscal 1999, as compared to $3.9 million in the prior year period.

The Company did not draw on its $20.0 million unsecured revolving line of credit during the first six months of fiscal 1999. The facility is subject to certain covenants, including the maintenance of certain financial ratios, minimum tangible net worth requirements, restrictions on the magnitude of stock repurchases and payment of cash dividends. The facility is subject to a commitment fee equal to 1/8% on the unused portion due and payable quarterly in arrears, and expires on December 31, 1999.

The Company believes that existing sources of liquidity and funds expected to be generated from operations will provide adequate cash to fund the Company's anticipated working capital needs over the short term. Further expansion of the Company's business or the completion of any material strategic acquisitions may require additional funds which, to the extent not provided by internally generated sources, could require the Company to seek access to debt or equity market. (See "Subsequent Events" below)

SUBSEQUENT EVENTS

On January 15, 1999, the Company entered into a definitive agreement to sell intellectual property and engineering hardware and software related to its data communications product line to 3Com Corporation for approximately $16 million in cash. (the "Data Communications Transaction"). The Data Communications Transaction is subject to the satisfaction of customary conditions and is expected to close by the end of February 1999. Under the agreement, the Company will have certain licensing and technical support rights, and will continue to sell and support its existing and prospective fast ethernet transceiver product family to current and new customers.

On January 18, 1999, the Company entered into an agreement of sale with BET Investments III, L. P., a Pennsylvania limited partnership, to sell the land and building at the Company's Valley Forge location. The purchase price for the property is $5.3 million. BET Investment III, L. P. will assign its right to purchase the building to BET Investments IV, L. P., a Pennsylvania limited partnership. On January 29, 1999, the Company signed a lease with BET Investments IV, L. P. to lease back the Valley Forge property for a term of eight years, which will go into effect upon closing of the sale of the property by the Company. The Company leased back the entire building of approximately 61,000 square feet, with monthly rent beginning at approximately $51,000 for the first year and progressively increasing each year to approximately $63,000 in the eighth year. The Company also has a renewal option of three more years subsequent to the initial eight-year term.

On January 20, 1999, the Company entered into a definitive merger agreement under which an investor group comprised of the Company's senior management together with affiliates of Bain Capital Inc. and Bear, Stearns & Co. Inc. will acquire all of the outstanding shares of the Company at a cash price of $21.25 per share. This transaction will be financed primarily through bank financing and debt. The merger will be voted on by the Company's shareholders at a Special Meeting of Shareholders expected to be held in May or June 1999. In addition, completion of the merger is subject to the receipt of funding by the investor group under an existing financing commitment with Credit Suisse First Boston and is subject to other customary conditions, including receipt of certain regulatory approvals. For more complete information regarding the merger, refer to the Company's Current Reports on Form 8-K dated January 20, 1999 and January 22, 1999, the contents of which are incorporated by reference herein.

On January 27, 1999, a purported class action lawsuit was filed against the Company and Henry Boreen, as former interim Chief Executive Officer of the Company, with respect to the Company's recently announced merger agreement. The Company believes that the purported class action lawsuit is without merit. The Company intends to vigorously defend the action.

The Company was faced with a proxy contest that was waged by its former Chief Executive Officer. As a result of the proxy contest, the Company has incurred mailing, legal and printing costs for its annual meeting, in excess of those historically incurred for routine annual shareholders' meetings, during both the second and third quarters of fiscal 1999.

YEAR 2000

The Year 2000 ("Y2K") issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, a temporarily inability to process transactions, send invoices, or engage in normal business activities.

Currently, the Company has a formal program in process that includes analysis of potentially affected business and process systems and replacement or correction of all non-compliant critical business and process systems it will need in the new millenium. In concert with this effort, all suppliers that are critical to the function of the Company are being surveyed to insure readiness and non-disruption to the Company supply chain. The Company intends to have their internal application systems, infrastructure and procedures, and manufacturing and control processes Y2K compliant by mid-1999. At this time, the Company is approximately 70% compliant. The Company has set up a Y2K Action Team consisting of employees from various departments. This team is responsible for testing and follows up of any Y2K issues that have been found.

The Company is required and is modifying or replacing certain portions of its internal systems. The Company is using internal resources to reprogram or replace and test the software for Y2K changes. If these changes or conversions to new systems are not made in time, the Y2K issue could have a material adverse impact on the operations of the Company.

The Company relies on subcontractors for wafer manufacture, assembly and testing of its products. The Company has sent questionnaires to these suppliers to determine the extent at which the Company's operations are exposed to failure from Y2K issues. The Company has received approximately 50% of the responses and has formed a list of critical subcontractors. The Company plans to mail an audit review questionnaire in the third quarter of 1999, which will determine whether the Company needs to audit any of the critical subcontractors. There can be no assurance that the Company will be successful in its efforts to resolve any Y2K issues and continue receiving products from these suppliers.
The failure to resolve these issues could result in a shutdown of some or all the Company's operations, which would have a material adverse effect on the Company.

The Company utilizes third-party network equipment and software products, which may or may not be Y2K compliant. The Company has begun formal communications, through questionnaires, with critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are Y2K capable. The Company has begun receiving responses to these questionnaires. The Company does not currently have any information concerning the Y2K compliance status of its customers. If any of the Company's significant customers and suppliers do not successfully and in a timely manner achieve Y2K compliance, the Company's business or operations could be adversely affected. There can be no assurance that another company's failure to ensure Y2K capability would not have an adverse effect on the Company. The products that the Company sells are not date-sensitive, and therefore product related exposures are low.

The total expense of the Y2K project is currently estimated at approximately $100,000, which is not material to the Company's business operations or financial condition. If required modifications to existing software and conversions to new software are not made, or are not completed in a timely manner, the Y2K could have a material impact on the operations of the Company. While delays in the implementation of the Y2K solutions, or failure of any critical technology components to operate properly in the year 2000, could affect the Company's operations, the Company believes that resolution of the Y2K issue will not require material additional costs and will not have a material adverse effect on the Company's results of operations. There can be no assurance that these costs will not be material to the Company or that the Company will be able to resolve these issues in a timely manner. The expense of the Y2K project is being funded through operating cash flows.

The Company has not yet fully developed a comprehensive contingency plan to address situations that may result if the Company is unable to achieve Y2K readiness of its critical operations. There can be no assurance that the Company will be able to develop a contingency plan that will adequately address issues that may arise in the year 2000. The failure of the Company to successfully resolve such issues could result in shutdown of some or all of the Company's operations, which would have a material adverse effect on the Company.

The costs of the plan and the date on which the Company believes it will complete the Y2K modification are based on management's best estimates, which were derived utilizing numerous assumptions regarding future events, including the continued availability of certain resources, third-party modification plans and other factors. There can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

NEW ACCOUNTING PRONOUNCEMENTS

The Company has adopted Statement of Financial Accounting Standards ("SFAS")No. 130, "Reporting Comprehensive Income", which became effective for fiscal year 1999. Comprehensive income and net income were the same for the periods presented.

The Company will adopt, in the current fiscal year, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which became effective for fiscal year 1999.

The Company has adopted SFAS No. 132, "Employers' Disclosures about Pensions and other Post Retirement Benefits". The disclosure requirements of this statement do not apply to the Company.

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

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
(a)  Exhibits

          Exhibit
          Number         Description
          ------         -----------

          3.1        Amended and Restated By-Laws (amended effective January 18,
                     1999)

          10.1 Amendment Agreement (No. 1) dated September 27, 1998 to Deposit Agreement between Chartered Semiconductor Manufacturing LTD and Integrated Circuit Systems, Inc.; Second Deposit Agreement dated October 7, 1998 between Chartered Semiconductor Manufacturing LTD and Integrated Circuit Systems, Inc.; and Amendment and Assignment Agreement dated October 7, 1998 among Intel Corporation, Chartered Semiconductor Manufacturing LTD, Integrated Circuit Systems, Inc. and Chips and Technologies, Inc.

          10.2 Asset Purchase Agreement dated January 15, 1999 among Integrated Circuit Systems, Inc., ICS Technologies Inc. and 3Com Corporation. In accordance with the instructions to
                     Item 601(b)(2) of Regulation S-K, the Schedules and Exhibits to the Asset Purchase Agreement are not being filed as a part of this Exhibit 10-2. The Company agrees to furnish supplementally a copy of any such Schedules and Exhibits to the Securities Exchange Commission upon request.

          10.3 Employment Agreement dated January 11, 1999 between Integrated Circuit Systems and Rudolf Gassner

          *10.4 Agreement and Plan of Merger dated January 20, 1999 between Integrated Circuit Systems, Inc. and ICS Merger Corp. (Exhibit 2.1 to the Company Current Report on Form 8-K dated January 20, 1999)

          10.5 Master Lease dated January 29, 1999, between BET Investments IV and Integrated Circuit Systems, Inc.

          27         Financial Data Schedule

*Incorporated by Reference

(b)  Reports on Form 8-K:

     The Company filed a current report on Form 8-K on October 23, 1998 to report that: (1) a management-led proposal to acquire the Company at a per share price of $17.50 had been rejected by a special committee of the Company's Board of Directors formed to consider the proposal; and (2) the Company's Annual Meeting of Shareholders had been scheduled for December 30, 1998 with a record date of November 23, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  February 9, 1999                 INTEGRATED CIRCUIT SYSTEMS, INC.



                                By:      /S/ Rudolf Gassner
                                      ---------------------

                                Rudolf Gassner
                                Chairman of the Board
                                (The principal executive officer)



Date:  February 9, 1999
                                By:  /S/ Hock E. Tan
                                     ---------------
                                Hock E. Tan
                                Senior Vice President, COO and CFO
                                (The principal financial and accounting officer)

                        INTEGRATED CIRCUIT SYSTEMS, INC.
                                 Exhibit Index



          Number         Description
          ------         ------------

          3.2        Amended and Restated By-Laws (amended effective January 18,
                     1999)

          10.1 Amendment Agreement (No. 1) dated September 27, 1998 to Deposit Agreement between Chartered Semiconductor Manufacturing LTD and Integrated Circuit Systems, Inc.; Second Deposit Agreement dated October 7, 1998 between Chartered Semiconductor Manufacturing LTD and Integrated Circuit Systems, Inc.; and Amendment and Assignment Agreement dated October 7, 1998 among Intel Corporation, Chartered Semiconductor Manufacturing LTD, Integrated Circuit Systems, Inc. and Chips and Technologies, Inc.

          10.2 Asset Purchase Agreement dated January 15, 1999 among Integrated Circuit Systems, Inc., ICS Technologies Inc. and 3Com Corporation. In accordance with the instructions to
                     Item 601(b)(2) of Regulation S-K, the Schedules and Exhibits to the Asset Purchase Agreement are not being filed as a part of this Exhibit 10-2. The Company agrees to furnish supplementary a copy of any such Schedules and Exhibits to the Securities Exchange Commission upon request.

          10.3 Employment Agreement dated January 11, 1999 between Integrated Circuit Systems and Rudolf Gassner

          *10.4 Agreement and Plan of Merger dated January 20, 1999 between Integrated Circuit Systems, Inc. and ICS Merger Corp. (Exhibit 2.1 to the Company Current Report on Form 8-K dated January 20, 1999)

          10.5 Master Lease dated January 29, 1999, between BET Investments IV and Integrated Circuit Systems, Inc.

          27         Financial Data Schedule

*Incorporated by Reference

20