Form 10-Q
period 1999-10-02
INTEGRATED CIRCUIT SYSTEMS INC
filed 1999-11-16
CIK 874689

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              __________________

                                   Form 10-Q
                              __________________

(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

For the Quarter ended October 2, 1999

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

                       ________________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                               Yes___  No X
                                         ---
As of November 15, 1999, there were 15,612,588 shares of Class A Common Stock, 5,653,079 shares of Class B Common Stock and 2,362,852 shares of Class L Common Stock; $0.01 par value, outstanding.

================================================================================

                       INTEGRATED CIRCUIT SYSTEMS, INC.
                       --------------------------------

                                     INDEX
                                     -----


                                                               Page
                                                              Number
                                                              ------


PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets:
         October 2, 1999 (Unaudited) and July 3, 1999             3

         Consolidated Statements of Operations (Unaudited):
         Three Months Ended October 2, 1999 and
         September 26, 1998                                       4

         Consolidated Statements of Cash Flows (Unaudited):
         Three Months Ended October 2, 1999 and
         September 26, 1998                                       5

         Notes to Consolidated Financial Statements               7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     10


Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                             15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

Item  1.  Consolidated Financial Statements
               INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                (In thousands)

                                                                  October 2,                   July 3,
                                                                    1999                       1999
                                                                 ------------                ----------
                                                                   (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                        $   9,412                 $   9,285
   Marketable securities                                                  286                       288
   Accounts receivable, net                                            19,364                    18,120
   Inventory, net                                                       7,011                     8,736
   Deferred income taxes                                                8,284                     8,644
   Prepaid assets                                                       1,294                       797
   Other current assets                                                   517                       523
   Current portion of deposit on purchase contracts                     3,973                     3,973
                                                                 ------------                ----------
      Total current assets                                             50,141                    50,366
                                                                 ------------                ----------
Property and equipment, net                                            12,434                    12,127
Deferred financing costs, net                                          12,377                    12,767
Deposits on purchase contracts                                         10,903                    11,348
Other assets                                                            1,326                     1,187
                                                                 ------------                ----------
      Total assets                                                  $  87,181                 $  87,795
                                                                 ============                ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term obligations                         $   1,170                 $   1,030
   Accounts payable                                                    10,898                    10,258
   Income tax payable                                                   4,426                     4,473
   Accrued payroll and bonus                                            1,203                     2,056
   Accrued interest                                                     4,845                     2,108
   Accrued expenses and other current liabilities                       2,956                     3,531
                                                                 ------------                ----------
      Total current liabilities                                        25,498                    23,456
                                                                 ------------                ----------

Long-term debt, less current portion                                  160,750                   169,000
Other liabilities                                                       1,435                     1,462
Deferred income taxes                                                     890                       789
                                                                 ------------                ----------
      Total liabilities                                               188,573                   194,707
                                                                 ------------                ----------
Shareholders' deficit:
  Class A common stock, $0.01 par, authorized 27,000;
  Issued and outstanding 15,613 shares                                    156                       156
  Class B common stock, $0.01 par, authorized 70,000;
  Issued and outstanding 5,653                                             56                        56
  Class L common stock, $0.01 par, authorized 3,000;
  Issued and outstanding 2,363                                             24                        24
  Additional paid in capital                                           34,719                    34,719
  Accumulated deficit                                                (135,958)                 (141,412)
  Notes receivable                                                       (389)                     (455)
                                                                 ------------                ----------
      Total shareholders' deficit                                    (101,392)                 (106,912)
                                                                 ------------                ----------
      Total liabilities and shareholders' deficit                   $  87,181                 $  87,795
                                                                 ============                ==========

         See accompanying notes to consolidated financial statements.

               INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                (In thousands)
                                  (Unaudited)

                                                             Three Months Ended
                                                           ---------------------
                                                           Oct 2,        Sept 26,
                                                           1999           1998
                                                          --------       -------
Revenues:                                                  $37,840       $32,200

Cost and expenses:
   Cost of sales                                            15,775        17,259
   Research and development                                  5,940         4,760
   Selling, general and administrative                       4,440         4,540
   Management fee                                              250            --
   Goodwill amortization                                        59            59
                                                          --------       -------
      Operating income                                      11,376         5,582
                                                          --------       -------

Interest and other income                                     (177)         (775)
Interest expense                                             4,763            51
                                                          --------       -------
      Income before income taxes                             6,790         6,306
Income taxes                                                 1,336         2,157
                                                          --------       -------
 Net income                                                $ 5,454       $ 4,149
                                                          ========       =======

         See accompanying notes to consolidated financial statements.

               INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                                                    Three Months Ended
                                                                                    ------------------
                                                                                Oct 2,              Sept 26,
                                                                                1999                  1998
                                                                               -------              -------
Cash flows from operating activities:
   Net income                                                                  $ 5,454              $ 4,149
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                               1,103                1,339
     Deferred financing charge                                                     390                   --
     (Gain) loss on sale of investments                                             82                  (76)
     (Gain) loss on sale of building                                               (26)                  --
     Purchase of trading securities                                                 --               (4,467)
     Sale of trading securities                                                     --                4,973
     Deferred income taxes                                                         460                 (378)
     Accounts receivable                                                        (1,244)               1,526
     Inventory                                                                   1,725                1,942
     Other assets, net                                                            (622)                (101)
     Accounts payable, accrued expenses and other current liabilities             (788)              (3,412)
     Accrued interest expense                                                    2,737                   --
     Income taxes                                                                  (47)               1,396
                                                                               -------              -------
         Net cash provided by operating activities                               9,224                6,891
                                                                               -------              -------
Cash flows from investing activities:
   Purchase of investments                                                          --               (6,953)
   Proceeds from sale/maturities of marketable securities                           --               13,123
   Capital expenditures                                                         (1,478)              (1,036)
   Change in deposits on purchase contracts                                        444                   --
   Proceeds from sale of fixed assets                                               47                    2
                                                                               -------              -------
         Net cash provided by (used in) investing activities                      (987)               5,136
                                                                               -------              -------
Cash flows from financing activities:
   Exercise of stock options                                                        --                    1
   Repayments of long-term debt                                                 (8,110)                 (35)
                                                                               -------              -------
         Net cash used in financing activities                                  (8,110)                 (34)
                                                                               -------              -------
Net increase in cash and cash equivalents                                          127               11,993
Cash and cash equivalents:
   Beginning of period                                                           9,285               25,340
                                                                               -------              -------
   End of period                                                               $ 9,412              $37,333
                                                                               =======              =======

               INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

                                  (Unaudited)

                                                                   Three Months Ended
                                                                   ------------------
                                                                 Oct 2,         Sept 26,
                                                                  1999            1998
                                                                -------         -------
Supplemental disclosures of cash flow information:
   Cash payments during the period for:
      Interest                                                   $1,516          $   51
                                                                 ======          ======
      Income taxes                                               $  922          $1,093
                                                                 ======          ======

         See accompanying notes to consolidated financial statements.

               INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)   INTERIM ACCOUNTING POLICY

The accompanying financial statements have not been audited. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at October 2, 1999 and results of operations and cash flows for the interim periods presented. Certain items have been reclassified to conform to current period presentation.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes on pages F-1 to F-34 included in the Company's Prospectus dated October 19, 1999 filed with the Securities Exchange Commission ("Exchange Offer Prospectus"). Results of operations for the three months ended October 2, 1999 are not necessarily indicative of results to be expected for the full year.

(2)   CONSOLIDATION POLICY

The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries (wholly and majority-owned), after elimination of all significant intercompany accounts and transactions.

(3)   INVENTORY

Inventory is valued at the lower of market or standard cost, which approximates actual costs using the first-in, first-out (FIFO) method.

The components of inventories are as follows (in thousands):

                                                        October 2,          July 3,
                                                           1999              1999
                                                        ---------          --------
               Work-in-process                            $ 5,267           $ 8,211
               Finished parts                               6,279             5,665
               Less:  Obsolescence reserve                 (4,535)           (5,140)
                                                        ---------          --------
                                                          $ 7,011           $ 8,736
                                                        =========          ========



(4)   RECAPITALIZATION

On May 11, 1999, the Company merged with ICS Merger Corp., a transitory merger company formed and wholly owned by the affiliates of Bain Capital Inc. and Bear, Stearns and Company Inc. (the "Equity Investors"). The following events, which collectively are referred to as the recapitalization, provided the consideration for the redemption and purchase of the Company's outstanding shares of common stock and vested options, together with the payment of fees and expenses, totaling $294.4 million that took place on May 11, 1999:

 .  An equity investment of $30.6 million made by the Equity Investors and certain other investors in ICS Merger Corp.;
 .  Direct purchases by Bain Capital of its common stock from certain existing shareholders for $9.6 million;
 . A rollover equity investment by certain members of its senior management team of $9.8 million, consisting primarily of:

   . Certain existing common stock ($6.6 million that was converted into its new common stock after the merger; and
   . Certain existing stock that was converted into new stock options after the merger ($2.2 million) and deferred compensation agreements ($0.5 million);
   . Purchases of new common stock ($0.5 million) in exchange for promissory notes;

 .  Borrowing of $70.0 million in term loans and $3.9 million under a $25.0 million revolving line of credit;
 .  The offering of $100.0 million in senior subordinated notes (the "Notes");
   and
 .  The use of cash on-hand of approximately $70.5 million.

  (5)   DEBT

The Company paid down principal amount of $8.1 million in September 1999. The Company purchased $2.0 million of its 11 1/2 % senior subordinated notes at 98% of par and paid $6.1 million of the principal on its term A and B loans as well as $1.5 million in interest.

Certain of the Company's loan agreements require the maintenance of specified financial ratios and impose financial limitations. At October 2, 1999, the Company was in compliance with the senior credit facility covenants.

  (6)   BUSINESS SEGMENT INFORMATION

The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which became effective for fiscal year 1999. The Company adopted the requirements of this statement in fiscal year 1999.

The Company has two reportable segments, Clock products and Non-Clock products. The Clock segment represents parts that synchronize the timing signals in electronic devices. The Non-Clock products include data communication transceivers and custom components.

The Company's reportable segments are strategic product lines that differ in nature and have different end uses. As such these product lines are managed and reported to the chief operating decision-maker separately.

Clocks are standard application specific products that are sold into a variety of applications. The ASP's tend to be stable, gross margins are higher than commodity products, and the volumes higher than the Non-Clock segment. The Non-Clock segment is made up of custom parts using varied technologies for different applications such as transceivers. Each component in the custom product line is developed specifically for one customer for their specific application.

Revenue, operating profit, depreciation and amortization and capital expenditures by business segment were as follows:

                                        Business Segment Net Revenue
                                   -----------------------------------
                                     October 2,           September 26,
                                        1999                  1998
                                   -----------------------------------
Clock                                $   32,392            $    24,107
Non - Clock                               5,448                  8,093
                                   -----------------------------------
Total Net Revenues                   $   37,840            $    32,200
                                   ===================================

                                                                Business Segment Profit (Loss)
                                                          ---------------------------------------
Operating Profit:                                          October 2,             September 26,
                                                             1999                     1998
                                                           --------------------------------------
Clock                                                          $10,144                     $4,736
Non - Clock                                                      1,482                        846
Management fee                                                    (250)                        --
                                                           --------------------------------------
    Total Operating Profit                                     $11,376                     $5,582
Reconciliation to statements of operations:
Interest & Other Income                                            177                        775
Interest Expense                                                (4,763)                       (51)
                                                           --------------------------------------
Net income (loss) before
      Income taxes                                             $ 6,790                     $6,306
                                                           ======================================

The Company does not allocate items below operating income to specific segments. The Clock and Non-Clock profit is calculated as revenues less cost of sales, research and development and selling, general and administrative expenses for that segment.

(7)  NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities," which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company will adopt the requirements of this statement in fiscal year 2001.

SUBSEQUENT EVENTS

On July 2, 1999, Motorola, Inc. filed an action against the Company and four former employees of Motorola in the Superior Court of Arizona, Maricopa County, for unfair competition, breach of contract, misappropriation of trade secrets and intentional interference with contractual relations. Motorola is suing to recover its attorneys' fees, unspecified damages and other relief in this matter. Independent of the lawsuit, a restraining order for the Company's Arizona design center was put in place. A $500,000 payment was made October 1999 in conjunction with the placement of the restraining order, allowing the Arizona design center to move forward with research and development. The Company is currently in settlement discussions with Motorola.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements

Except for the historical statements and discussions contained herein, statements contained in this Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, such as when we describe what we believe, expect or anticipate will occur, and other similar statements, you must remember that our expectations may not be correct. While we believe these expectations and projections are reasonable, such forward-looking statements are inherently subject to risks, uncertainties and assumptions about us, including, among other things:

 .  Our dependence on continuous introduction of new products based on the latest technology
 .  The intensely competitive semiconductor and personal computer component industries
 .  The importance of frequency timing generator products to total revenue
 .  Our dependence on the personal computer industry and third-party silicon wafer fabricators and assemblers of semiconductors
 .  Risks associated with international business activities and acquisitions and integration of acquired companies or product lines
 . Our dependence on proprietary information and technology and on key personnel . Our product liability exposure and the potential unavailability of insurance . General economic conditions, including economic conditions related to the semiconductor and personal computer industries

We do not guarantee that the transactions and events described in this Form 10-Q will happen as described or that they will happen at all. You should read this Form 10-Q completely and with the understanding that actual future results may be materially different from what we expect. We disclaim any intention or obligation to update these forward-looking statements, even though our situation will change in the future.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to revenue of certain cost, expense and income items. The table and the subsequent discussion should be read in conjunction with the financial statements and the notes thereto:

                                                                                    Three Months Ended
                                                                                    ------------------
                                                                              Oct 2,                 Sept 26,
                                                                               1999                    1998
                                                                            ----------              ----------
Revenues:                                                                        100.0%                   100.0%

Cost and expenses:
   Cost of sales                                                                  41.7                     53.6
   Research and development                                                       15.7                     14.8
   Selling, general and administrative                                            11.7                     14.1
   Management fee                                                                  0.7                       --
   Goodwill amortization                                                           0.2                      0.2
                                                                            ----------              -----------
Operating income                                                                  30.0                     17.3
                                                                            ----------              -----------

Interest and other income                                                         (0.5)                    (2.4)
Interest expense                                                                  12.6                      0.1
                                                                            ----------              -----------
      Income before income taxes                                                  17.9                     19.6
Income taxes                                                                       3.5                      6.7
                                                                            ----------              -----------
      Net income                                                                  14.4%                    12.9%
                                                                            ==========              ===========

FIRST QUARTER FISCAL 2000 AS COMPARED TO FIRST QUARTER FISCAL 1999

Consolidated revenue increased by $5.6 million to $37.8 million for the first quarter ended October 2, 1999 as compared to the prior year quarter. The increase is primarily due to the increase in revenue generated by the Company's Clock applications.

Clock segment revenue increased by $8.2 million to $32.4 million for the first quarter ended October 2, 1999 as compared to the prior year quarter. The increase is attributable to strong demand from PC motherboard OEM customers. Clock components contributed approximately 85.6% of consolidated revenue for the first quarter of fiscal 2000, which represented an increase from 74.9% for the prior year quarter. The average selling price for Clocks declined 16.5%, while the volume increased 61.1%.

The Company is currently involved in the design of FTGs for the next generation of PC motherboards. In particular, FTGs are being used for the Pentium III (high-end motherboard), Whitney (sub-$1,000 PC motherboard) and Mobile BX (new notebook motherboard) platforms, all of which are expected to be released by the relevant manufacturers in calendar 1999. The Company is planning to expand into high performance clocking solutions supporting networking, telecommunication, workstation and server applications.

Non-Clocks' segment revenue decreased by $2.6 million to $5.4 million for the quarter ended October 2, 1999, as compared to the prior year quarter. Non-Clocks' segment revenue represented approximately 14.4% of total revenue in the first quarter of fiscal year 2000, as compared to 25.1% in the prior year period. This is primarily due to the Company shifting its focus away from the transceiver market to our other product groups. The Company sold certain intellectual property and equipment of its Data Communications product group to 3Com Corporation on February 18, 1999, but we will continue to sell and support existing and the next generation fast ethernet transceiver products. The average selling price for Non-Clocks increased 4.3%, and the volume decreased 34.9%.

Foreign revenue (which includes shipments of integrated circuits ("ICs") to foreign companies as well as offshore subsidiaries of US multinational companies) was 70.9% of total revenue for the first quarter of fiscal 2000 as compared to 67.1% of total revenue in the prior year quarter. While the percentage increase reflected growing sales to the Pacific Rim markets, certain of our international sales were to customers in the Pacific Rim which in turn sold some of their products to North America, Europe and other non-Asian markets. The Company's sales are denominated in U.S. dollars and minimize foreign currency risk. See "Business - Product Overview - Non-Clocks" in the Exchange Offer Prospectus.

Cost of sales decreased $1.5 million to $15.8 million for the quarter ended October 2, 1999, as compared to the prior year quarter. Cost of sales as a percentage of total revenue was 41.7% for the first quarter of fiscal 2000 as compared to 53.6% in the prior year quarter. The Company continues to realize material cost savings in the manufacturing processes and cost savings from its in-house testing.

Research and development ("R&D") expense increased $1.1 million to $5.9 million for the first quarter of fiscal 2000 from $4.8 million in the prior year quarter. As a percentage of revenue, research and development increased to 15.7% as compared to 14.8% in the first quarter of fiscal 1999. The Company's continued emphasis in R&D has contributed to the increase with greater spending in research and development for the Clock segments, which is slightly offset by the decreased expenses for the Non-Clock segments, further reflecting the Company shifting its focus away from the transceiver market.

Selling, general and administrative expense decreased $0.1 million to $4.4 million for the first quarter of fiscal 2000 as compared to the prior year period. As a percentage of total revenue, selling, general and administrative expenses decreased 2.4%.

In connection with the recapitalization, the Company entered into a consulting agreement with both Bain Capital Inc. and Bear, Stearns & Co., Inc. The management fee incurred for the period ended October 2, 1999 was $0.3 million, or 0.7% of revenue. There was no management fee in the prior year period.

In dollar terms, operating income was $11.4 million in the first quarter of fiscal 2000 compared to $5.6 million in the first quarter of fiscal 1999. Expressed as a percentage of revenue, operating income was 30.0% and 17.3% in the first quarter of fiscal 2000 and the prior year period, respectively.

Interest and other income was $0.2 million for the quarter ended October 2, 1999 and $0.8 million in the prior year period. Interest income decreased as a result of lower cash balances available for investing.

Interest expense was $4.8 million in the first quarter of fiscal 2000 and $51,000 in the first quarter of fiscal 1999. The increase in interest expense is attributable to the financing obtained in connection with our May 1999 recapitalization.

The Company's effective income tax rate was 19.7% for the first quarter of 2000 as compared to 34.2% in the prior year period. The decrease in the tax rate is primarily attributable to the tax benefits of our Singapore operations.

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

Further information on these and other factors which could affect the Company's financial results can be found in the Exchange Offer Prospectus under the caption "Risk Factors".

LIQUIDITY AND CAPITAL RESOURCES

At October 2, 1999, the Company's principal sources of liquidity included cash and investments of $9.7 million as compared to the July 3, 1999 balance of $9.6 million. Net cash provided by operating activities was $9.2 million in the first quarter of fiscal 2000, as compared to $6.9 million in the prior year quarter. The cash provided by operating activities in the first quarter of fiscal 2000 consisted mainly of earnings before interest, taxes, depreciation and amortization expenses ("EBITDA") of $12.5 million offset by changes in operating assets of $0.9 million, interest payments of $1.5 million and income tax payments of $0.9 million. EBITDA increased $5.6 million over the same period in 1999 primarily due to the increases in gross-margin, as discussed above. The Company's days sales outstanding decreased slightly from 49 days at July 3, 1999 to 47 days in the first quarter of fiscal 1999, while inventory turns increased from 7.28 times in fiscal 1999 to 7.96 times in the first quarter of fiscal 2000.

Expenditures for property and equipment were $1.5 million in the first quarter of fiscal 2000 as compared to $1.0 million in the prior year quarter. The increase is primarily due to the Company's start-up of its design center in Phoenix, Arizona.

On May 11, 1999, the Company merged with ICS Merger Corp., a transitory merger company formed and wholly owned by the affiliates of Bain Capital Inc. and Bear, Stearns and Company Inc. (the "Equity Investors"). The following events, which collectively are referred to as the recapitalization, provided the consideration for the redemption and purchase of the Company's outstanding shares of common stock and vested options, together with the payment of fees and expenses, totaling $294.4 million that took place on May 11, 1999:

 . An equity investment of $30.6 million made by the Equity Investors and certain other investors in ICS Merger Corp.;
 . Direct purchases by Bain Capital of its common stock from certain existing shareholders for $9.6 million;
 . A rollover equity investment by certain members of its senior management team of $9.8 million, consisting primarily of:

  . Certain existing common stock ($6.6 million that was converted into its new common stock after the merger; and
  . Certain existing stock that was converted into new stock options after the merger ($2.2 million) and deferred compensation agreements ($0.5 million); . Purchases of new common stock ($0.5 million) in exchange for promissory notes;

 . Borrowing of $70.0 million in term loans and $3.9 million under a $25.0 million revolving line of credit;
 . The offering of $100.0 million in senior subordinated notes (the "Notes"); and . The use of cash on-hand of approximately $70.5 million.

The Company did not draw on its $20.0 million revolving line of credit during the first quarter of fiscal 2000.

The Company paid down principal amount of $8.1 million in September 1999. The Company purchased $2.0 million of its 11 1/2 % senior subordinated notes at 98% of par and paid $6.1 million of the principal on its term A and B loans as well as $1.5 million in interest.

Certain of the Company's loan agreements require the maintenance of specified financial ratios and impose financial limitations. At October 2, 1999, the Company was in compliance with the senior credit facility covenants.

Management believes that the existing sources of liquidity and funds expected to be generated from operations will provide adequate cash to fund the Company's anticipated working capital needs over the short term. Further expansion of the Company's business or the completion of any material strategic acquisitions may require additional funds which, to the extent not provided by internally generated sources, could require the Company to seek access to debt or equity market.

YEAR 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, a temporary inability to process transactions, send invoices, or engage in normal business activities.

The Company's formal Year 2000 readiness program includes analysis of potentially affected business and process systems and replacement or correction of all non-compliant critical business and process systems that the Company will need in the new millennium. As of October 2, 1999, the Company's internal application systems, infrastructure and procedures, and manufacturing and control processes were Year 2000 compliant. In connection with its Year 2000 readiness program the Company was required to modify or replace certain portions of its internal systems. The Company used internal resources to reprogram or replace then test the software for Year 2000 changes.

The Company relies on subcontractors for wafer manufacture, assembly and testing of products. The Company has sent questionnaires to these critical suppliers to determine the extent to which the Company's operations are exposed to failure of Year 2000 issues. The Company has received positive responses from all of its vendors, promising to be Year 2000 compliant by the fall of 1999. There can be no assurance that they will be successful in resolving any Year 2000 issues, enabling the Company to continue receiving products from these suppliers. The failure of resolving the Company's vendors to resolve these issues could result in a shutdown of some or all the Company's operations, which would have a material adverse effect on the Company.

The Company utilizes third-party network equipment and software products, which may or may not be Year 2000 compliant. The Company has begun formal communications, through questionnaires, with critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are Year 2000 capable. The Company has received positive responses from all of these suppliers, promising to be Year 2000 compliant by the fall of 1999. The Company does not currently have any information concerning the Year 2000-compliance status of its customers. If any of the Company's significant customers and suppliers do not successfully and in a timely manner achieve Year 2000 compliance, the Company's business or operations could be adversely affected. There can be no assurance that another company's failure to ensure Year 2000 capability would not have an adverse effect on the Company. The products that the Company sells are not date-sensitive, and therefore product related exposures are low.

The total expense of the Year 2000 project to date is approximately $100,000, which is not material to the Company's business operations or financial condition. Although the Company believes that resolution of the Year 2000 issue will not require material additional costs and will not have a material adverse effect on its results of operations, there can be no assurance that additional material compliance costs will not be incurred or that the Company will be able to resolve in a timely manner any Year 2000 issues that arise. The expenses of the Year 2000 project are being funded through operating cash flows.

The Company's contingency plan, in case of failure due to Year 2000, consists of stocking volume parts by December 31, 1999, so that stock is still available in the event of a production shut down. The Company has not only qualified secondary sources for wafer fabrication, assembly and testing, but also identified third and fourth backup sources as well. The Company placed backup generators for power at all of its critical sites. There can be no assurance that the Company's contingency plan will adequately address issues that may arise in the year 2000. The failure of the Company to successfully resolve such issues could result in shutdown of some or all of the Company's operations, which would have a material adverse effect on the Company.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities," which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company will adopt the requirements of this statement in fiscal year 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company's variable interest expense is sensitive to changes in the general level of United States and European interest rates. A portion of the Company's debt is currently borrowed at Eurodollar rates plus a blended rate of approximately 3.3% and is sensitive to changes in interest rates. At October 2, 1999, the weighted average interest rate on our $63.9 million of variable interest debt was approximately 8.6% and the fair value of the debt approximates its carrying value.

The Company had interest expense of $4.8 million for the first quarter of fiscal 2000. The potential increase in interest expense for the first quarter of fiscal 1999 from hypothetical 2% adverse change in the variable interest rates, would be approximately $0.3 million.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On January 27, 1999, Harbor Finance Partners and John P. McCarthy Money Purchase Plan filed a complaint on behalf of a purported class of the Company's shareholders in the Court of Common Pleas of Montgomery County, Pennsylvania against the Company and Mr. Henry I. Boreen in his capacity as its interim Chief Executive Officer alleging that the consideration to be paid in the merger is inadequate and seeking to enjoin the merger as well as unspecified compensatory damages. In March 1999, the plaintiffs amended their complaint to add Mr. Hock
E. Tan as a defendant in his capacity as its Senior Vice President, Chief Financial Officer, Chief Operating Officer and Secretary. In September 1999, the plaintiffs dismissed their complaint without requiring any payment or other consideration from the Company or any of the other defendants.

On July 2, 1999, Motorola, Inc. filed an action against the Company and four former employees of Motorola in the Superior Court of Arizona, Maricopa County, for unfair competition, breach of contract, misappropriation of trade secrets and intentional interference with contractual relations. Motorola is suing to recover its attorneys' fees, unspecified damages and other relief in this matter. Independent of the lawsuit, a restraining order for the Company's Arizona design center was put in place, allowing the Arizona design center to move forward with research and development. A $500,000 payment was made October 1999 in conjunction with the placement of the restraining order. The Company is currently in settlement discussions with Motorola.

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

Date: November 15, 1999            INTEGRATED CIRCUIT SYSTEMS, INC.



                              By: /S/ Hock E. Tan
                                 ----------------------------------
                              Hock E. Tan
                              President and Chief Executive Officer


Date: November 15, 1999       By: /S/ Justine F. Lien
                                 ----------------------------------
                              Justine F. Lien
                              Vice President, Finance and Chief Financial
                              Officer
                              (Principal financial & accounting officer)