Form 10-Q
period 2000-01-01
INTEGRATED CIRCUIT SYSTEMS INC
filed 2000-02-15
CIK 874689

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

For the Quarter ended January 1, 2000

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

                              Yes______  No   X
                                           -------
As of February 10, 2000, there were 16,593,160 shares of Class A Common Stock, 5,653,079 shares of Class B Common Stock and 2,362,852 shares of Class L Common Stock; $0.01 par value, and 3,366,670 shares of Preferred Stock; $4.0 par value outstanding.

===============================================================================

                       INTEGRATED CIRCUIT SYSTEMS, INC.
                       --------------------------------

                                     INDEX
                                     -----


                                                                 Page
                                                                 Number
                                                                 ------
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets:
         January 1, 2000 (Unaudited) and July 3, 1999               3

         Consolidated Statements of Operations (Unaudited):
         Three and Six Months Ended January 1, 2000 and
         December 26, 1998                                          4

         Consolidated Statements of Cash Flows (Unaudited):
         Six Months Ended January 1, 2000 and
         December 26, 1998                                          5

         Notes to Consolidated Financial Statements                 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       10


Item 3.  Quantitative and Qualitative Disclosures About            16
         Market Risk

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

Item  1.  Consolidated Financial Statements
               INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                (In thousands)

                                                                               January 1,                  July 3,
                                                                                 2000                       1999
                                                                           ---------------            ---------------
                                                                            (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                                   $  24,483                 $   9,285
   Marketable securities                                                             284                       288
   Accounts receivable, net                                                       18,397                    18,120
   Inventory, net                                                                  8,396                     8,736
   Deferred income taxes                                                           8,695                     8,644
   Prepaid assets                                                                  2,139                       797
   Other current assets                                                              941                       523
   Current portion of deposit on purchase contracts                                3,973                     3,973
                                                                               ---------                 ---------
      Total current assets                                                        67,308                    50,366
                                                                               ---------                 ---------
Property and equipment, net                                                       12,534                    12,127
Deferred financing costs, net                                                     12,173                    12,767
Deposits on purchase contracts                                                    10,578                    11,348
Other assets                                                                       1,249                     1,187
                                                                               ---------                 ---------
      Total assets                                                             $ 103,842                 $  87,795
                                                                               =========                 =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term obligations                                    $   2,030                 $   1,030
   Accounts payable                                                               12,707                    10,258
   Income tax payable                                                              4,528                     4,473
   Accrued payroll and bonus                                                       1,851                     2,056
   Accrued interest                                                                1,842                     2,108
   Accrued expenses and other current liabilities                                  4,635                     3,531
                                                                               ---------                 ---------
      Total current liabilities                                                   27,593                    23,456
                                                                               ---------                 ---------
Long-term debt, less current portion                                             154,623                   169,000
Other liabilities                                                                  1,409                     1,462
Deferred income taxes                                                              1,116                       789
                                                                               ---------                 ---------
      Total liabilities                                                          184,741                   194,707
                                                                               ---------                 ---------
Shareholders' deficit:
  Preferred Stock, $4.0 par, authorized 3,367;                                    13,467                        --
  Issued and outstanding 3,367 shares
  Class A common stock, $0.01 par, authorized 27,000;                                165                       156
   Issued and outstanding 16,509 shares
  Class B common stock, $0.01 par, authorized 70,000;                                 56                        56
   Issued and outstanding 5,653
  Class L common stock, $0.01 par, authorized 3,000;                                  24                        24
   Issued and outstanding 2,363
  Additional paid in capital                                                      34,811                    34,719
  Accumulated deficit                                                           (129,026)                 (141,412)
  Notes receivable                                                                  (396)                     (455)
                                                                               ---------                 ---------
      Total shareholders' deficit                                                (80,899)                 (106,912)
                                                                               ---------                 ---------
      Total liabilities and shareholders' deficit                              $ 103,842                 $  87,795
                                                                               =========                 =========

         See accompanying notes to consolidated financial statements.

               INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                (In thousands)
                                  (Unaudited)

                                                           Three months ended                Six months ended
                                                           ------------------                ----------------
                                                         January 1,    December 26,      January 1,    December 26,
                                                           2000            1998            2000            1998
                                                      -------------   -------------     ------------   -------------
Revenues:                                                $41,058         $35,815          $78,898         $68,015

Cost and expenses:
   Cost of sales                                          17,095          18,334           32,870          35,593
   Research and development expense                        5,781           5,434           11,721          10,194
   Selling, general and administrative expense             6,687           5,832           11,127          10,372
   Management fee                                            250              --              500              --
   Goodwill amortization                                      58              58              117             117
                                                      ----------      ----------        ---------      ----------
      Operating income                                    11,187           6,157           22,563          11,739
                                                      ----------      ----------        ---------      ----------

Interest and other (income)                                 (232)           (644)            (369)         (1,418)
Interest expense                                           4,549              14            9,312              64
                                                      ----------      ----------        ---------      ----------
      Income before income taxes                           6,870           6,787           13,620          13,093
Income taxes                                                  71           2,275            1,403           4,432
                                                      ----------      ----------        ---------      ----------
      Income before extraordinary items                    6,799           4,512           12,217           8,661
Extraordinary gain on early retirement of bonds,
 net of taxes                                                134              --              170              --
                                                      ----------      ----------        ---------      ----------
         Net income                                      $ 6,933         $ 4,512          $12,387         $ 8,661
                                                      ==========      ==========        =========      ==========

See accompanying notes to consolidated financial statements.

               INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                                                     Six Months Ended
                                                                                     ----------------
                                                                                Jan 1,              Dec 26,
                                                                                 2000                1998
                                                                              ----------          ----------
Cash flows from operating activities:
   Net income                                                                  $ 12,387            $  8,661
   Adjustments to reconcile net income to net
      Cash provided by operating activities:
      Depreciation and amortization                                               2,253               2,697
      Amortization of deferred financing charge                                     796                  --
      Loss (gain) on sale of fixed assets                                            61                (320)
      (Gain) loss on sale of building                                               (52)                 --
      Loss on disposition of assets                                                  --                 311
      Purchase of trading securities                                                 --             (13,535)
      Sale of trading securities                                                     --              14,300
      Tax benefit from the exercise of stock options                                 61                  (3)
      Deferred income taxes                                                         275                (936)
      Accounts receivable                                                          (277)                780
      Inventory                                                                     340               5,940
      Other assets, net                                                          (1,877)                 18
      Accounts payable, accrued expenses and other current liabilities            3,348              (3,585)
      Accrued interest expense                                                     (266)                 --
      Income taxes                                                                   54                 482
                                                                               --------            --------

         Net cash provided by operating activities                               17,103              14,810
                                                                               --------            --------
Cash flows from investing activities:
   Purchase of investments                                                           --             (19,926)
   Proceeds from sale/maturities of marketable securities                            --              18,323
   Capital expenditures                                                          (2,608)             (4,245)
   Change in deposits on purchase contracts                                         769             (12,000)
   Proceeds from sale of fixed assets                                                60                  15
                                                                               --------            --------

         Net cash used in investing activities                                   (1,779)            (17,833)
                                                                               --------            --------
Cash flows from financing activities:
   Exercise of stock options                                                         39                  53
   Investment into the Company                                                   13,467                  --
   Repayments of long-term debt                                                 (13,430)                (76)
   Repurchase of common stock                                                        --              (3,016)
   Deferred financing charges                                                      (202)                 --
                                                                               --------            --------
         Net cash used in financing activities                                     (126)             (3,039)
                                                                               --------            --------

Net increase in cash and cash equivalents                                        15,198              (6,062)
Cash and cash equivalents:
   Beginning of period                                                            9,285              25,340
                                                                               --------            --------
   End of period                                                               $ 24,483            $ 19,278
                                                                               ========            ========

               INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

                                  (Unaudited)

                                                              Six Months Ended
                                                              ----------------
                                                           Jan 1,          Dec 26,
                                                           2000             1998
                                                       ------------    ------------
Supplemental disclosures of cash flow information:
   Cash payments during the period for:
      Interest                                             $8,565           $   64
                                                           ======           ======
      Income taxes                                         $  922           $4,743
                                                           ======           ======
   Non-cash disclosures:
      Capital lease of equipment                           $   53           $   --
                                                           ======           ======

         See accompanying notes to consolidated financial statements.

               INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

  (1)  INTERIM ACCOUNTING POLICY

  The accompanying financial statements have not been audited. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at January 1, 2000 and results of operations and cash flows for the interim periods presented. Certain items have been reclassified to conform to current period presentation.

  Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes on pages F-1 to F-34 included in the Company's Prospectus dated October 19, 1999 filed with the Securities Exchange Commission ("Exchange Offer Prospectus"). Results of operations for the three and six months ended January 1, 2000 are not necessarily indicative of results to be expected for the full year.

  (2)  CONSOLIDATION POLICY

  The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries (wholly and majority-owned), after elimination of all significant intercompany accounts and transactions.

  (3)  INVENTORY

  Inventory is valued at the lower of market or standard cost, which approximates actual costs using the first-in, first-out (FIFO) method.

  The components of inventories are as follows (in thousands):


                                            January 1,     July 3,
                                              2000          1999
                                           -----------   ---------
          Work-in-process                   $ 7,328       $ 8,211
          Finished parts                      5,638         5,665
          Less:  Obsolescence reserve        (4,570)       (5,140)
                                            -------       -------
                                            $ 8,396       $ 8,736
                                            =======       =======

  (4)  RECAPITALIZATION

  On May 11, 1999, the Company merged with ICS Merger Corp., a transitory merger company formed and wholly owned by the affiliates of Bain Capital Inc. and Bear, Stearns and Company Inc. (the "Equity Investors"). The following events, which collectively are referred to as the recapitalization, provided the consideration for the redemption and purchase of the Company's outstanding shares of common stock and vested options, together with the payment of fees and expenses, totaling $294.4 million that took place on May 11, 1999:

  . An equity investment of $30.6 million made by the Equity Investors and certain other investors in ICS Merger Corp.;
  . Direct purchases by Bain Capital of its common stock from certain existing shareholders for $9.6 million;
  . A rollover equity investment by certain members of its senior management team of $9.8 million, consisting primarily of:

     . Certain existing common stock ($6.6 million that was converted into its new common stock after the merger);

     . Certain existing stock that was converted into new stock options after the merger ($2.2 million) and deferred compensation agreements ($0.5 million); and
     . Purchases of new common stock ($0.5 million) in exchange for promissory notes;

 .    Borrowing of $70.0 million in term loans and $3.9 million under a $25.0 million revolving line of credit;
 .    The offering of $100.0 million in senior subordinated notes (the "Notes");
     and
 .    The use of cash on-hand of approximately $70.5 million.

  (5)  DEBT

The Company paid down the principal amount of $8.1 million in September 1999, and $5.3 million in November 1999. The Company purchased $2.0 million of its 11 1/2 % senior subordinated notes below par in September, resulting in a gain of $36,000 net of income taxes, and $5.0 million below par in November, resulting in a gain of $134,000 net of income taxes. The gain on the early retirement of bonds is reported as an extraordinary item, net of income tax. In September, the Company paid $6.1 million of principal on its term A and B loans and $0.3 million in November, as well as $8.6 million in interest during the first six month of fiscal year 2000.

Certain of the Company's loan agreements require the maintenance of specified financial ratios and impose financial limitations. At January 1, 2000, the Company was in compliance with the senior credit facility covenants.

  (6)  EQUITY

During December 1999, the Company received $13.5 million in exchange for 3.3 million shares of $4.0 par value preferred stock from a strategic corporate investor.

  (7)  BUSINESS SEGMENT INFORMATION

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

Clocks are standard application specific products that are sold into a variety of applications. The average selling prices (ASP's) tend to be stable, gross margins are higher than commodity products, and the volumes higher than the Non-Clock segment. The Non-Clock segment is made up of custom parts using varied technologies for different applications such as transceivers. Each component in the custom product line is developed specifically for one customer for their specific application.

Revenue and operating profit by business segment were as follows:

                                                       Business Segment Net Revenue
                                    --------------------------------------------------------------------
                                         Three months ended                    Six months ended
                                    --------------------------------------------------------------------
                                     January 1,      December 26,        January 1,         December 26,
                                        2000             1998               2000               1998
                                    --------------------------------------------------------------------
Clock                                $37,441           $26,952           $69,833            $51,059
Non - clock                            3,617             8,863             9,065             16,956
                                    --------------------------------------------------------------------
Total net revenues                   $41,058           $35,815           $78,898            $68,015
                                    ====================================================================

                                                                     Business Segment Profit (Loss)
                                             ---------------------------------------------------------------------------
                                                         Three months ended                    Six months ended
                                             ---------------------------------------------------------------------------
Operating Profit:                                    January 1,        December 26,        January 1,      December 26,
                                                       2000              1998                2000             1998
                                             ---------------------------------------------------------------------------
Clock                                                 $10,449           $4,760             $19,889          $ 9,004
Non - clock                                               988            1,397               3,174            2,735
Management fee                                           (250)              --                (500)              --
                                             ---------------------------------------------------------------------------
    Total operating profit                             11,187            6,157              22,563           11,739
Reconciliation to statements of operations:
Interest & other income                                   382              644                 559            1,418
Interest expense                                       (4,549)             (14)             (9,312)             (64)
Net income (loss) before                     ---------------------------------------------------------------------------

      Income taxes                                    $ 7,020           $6,787             $13,810           13,093
                                             ===========================================================================

The Company does not allocate items below operating income to specific segments. The Clock and Non-Clock profit is calculated as revenues less cost of sales, research and development and selling, general and administrative expenses for that segment.

  (8) NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities," which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company will adopt the requirements of this statement in fiscal year 2001.

  (9) LEGAL

On July 2, 1999, Motorola, Inc. filed an action against the Company and four former employees of Motorola in the Superior Court of Arizona, Maricopa County, for unfair competition, breach of contract, misappropriation of trade secrets and intentional interference with contractual relations. Motorola is suing to recover its attorneys' fees, unspecified damages and other relief in this matter. Independent of the lawsuit, a restraining order for the Company's Arizona design center was put in place. A $0.5 million payment was made during the second quarter of fiscal 2000 in conjunction with the placement of the restraining order, allowing the Arizona design center to move forward with research and development. The Company is currently in settlement discussions with Motorola, and has accrued $1.5 million toward a possible settlement.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to revenue of certain cost, expense and income items. The table and the subsequent discussion should be read in conjunction with the financial statements and the notes thereto:

                                                                 Three Months Ended                  Six Months Ended
                                                                 ------------------                  ----------------
                                                             Jan 1,             Dec 26,            Jan 1,          Dec 26,
                                                             2000               1998               2000             1998
                                                         -------------      -------------      ------------     ------------
Revenues:                                                   100.0%             100.0%             100.0%           100.0%
Cost and expenses:
   Cost of sales                                             41.6               51.2               41.7             52.3
   Research and development                                  14.1               15.2               14.9             15.0
   Selling, general and administrative                       16.3               16.3               14.1             15.3
   Management fee                                             0.6                 --                0.6               --
   Goodwill amortization                                      0.1                0.1                0.1              0.2
                                                           ------             ------             ------           ------
Operating income                                             27.3               17.2               28.6             17.2
                                                           ------             ------             ------           ------

Interest and other income                                    (0.6)              (1.8)              (0.5)            (2.1)
Interest expense                                             11.1                0.0               11.8              0.1
                                                           ------             ------             ------           ------
      Income before income taxes                             16.8               19.0               17.3             19.2
Income taxes                                                  0.2                6.4                1.8              6.5
                                                           ------             ------             ------           ------
      Income before extraordinary items                      16.6               12.6               15.5             12.7
Extraordinary gain on early retirement of bonds               0.3                 --                0.2               --
                                                           ------             ------             ------           ------
      Net income                                             16.9%              12.6%              15.7%            12.7%
                                                           ======             ======             ======           ======

SECOND QUARTER FISCAL 2000 AS COMPARED TO SECOND QUARTER FISCAL 1999

Consolidated revenue increased by $5.3 million to $41.1 million for the second quarter ended January 1, 2000 as compared to the prior year quarter. The increase is due to the growth in revenue generated by the Company's Clock applications.

Clock segment revenue increased by $10.5 million to $37.4 million for the second quarter ended January 1, 2000 as compared to the prior year quarter. The increase is attributable to strong demand from PC motherboard and set top box products. Clock components contributed approximately 91.2% of consolidated revenue for the second quarter of fiscal 2000, which represented an increase of 15.9% from 75.3% for the prior year quarter. The average selling price for Clocks declined 10.0%, while the volume increased 54.4%.

The Company is currently involved in the design of FTGs for the next generation of PC motherboards, the Company is planning to expand into high performance clocking solutions supporting networking, telecommunication, workstation and server applications.

Non-Clock segment revenue decreased by $5.2 million to $3.6 million for the quarter ended January 1, 2000, as compared to the prior year quarter. Non-Clock segment revenue represented approximately 8.8% of total revenue in the second quarter of fiscal year 2000, as compared to 24.7% in the prior year period. This is primarily due to the Company shifting its focus to the various clock markets and diminishing investment into the non-clock businesses. The Company sold certain intellectual property and equipment of its Data Communications product group to 3Com Corporation on February 18, 1999, but will continue to sell and support existing and the next generation fast ethernet transceiver products. The average selling price for Non-Clocks increased 68.7%, and the volume decreased 75.8%.

Foreign revenue (which includes shipments of integrated circuits ("ICs") to foreign companies as well as offshore subsidiaries of US multinational companies) was 73.1% of total revenue for the second quarter of fiscal 2000 as compared to 70.6% of total revenue in the prior year quarter. While the percentage increase reflected growing sales to the Pacific Rim markets, certain of our international sales were to customers in the Pacific Rim which in turn sold some of their products to North America, Europe and other non-Asian markets. The Company's sales are denominated in U.S. dollars and minimize foreign currency risk. See "Business - Product Overview - Non-Clocks" in the Exchange Offer Prospectus.

Cost of sales decreased $1.2 million to $17.1 million for the quarter ended January 1, 2000, as compared to the prior year quarter. Cost of sales as a percentage of total revenue was 41.6% for the second quarter of fiscal 2000 as compared to 51.2% in the prior year quarter. The Company continues to realize material cost savings in the manufacturing processes. Greater efficiencies occurred in the in-house testing processes causing savings per unit tested. Also, reductions in packaging costs helped offset lower clock A.S.P.'s.

Research and development ("R&D") expense increased $0.4 million to $5.8 million for the second quarter of fiscal 2000 from $5.4 million in the prior year quarter. As a percentage of revenue, research and development decreased to 14.1% as compared to 15.2% in the second quarter of fiscal 1999. The Company's continued emphasis in R&D has contributed to the increase in expense with greater spending in research and development for the Clock segments. This increase is slightly offset by the decreased expenses for the Non-Clock segments, which further reflects the Company shifting its focus to clock markets. This increased expense represented a lower percentage of revenue due to the significant gain in sales during the second quarter of fiscal 2000

Selling, general and administrative expense increased $0.9 million to $6.7 million for the second quarter of fiscal 2000 as compared to the prior year period. The increase is primarily due to the legal fee expense from the Motorola lawsuit (see Part II, Item 1; Legal Proceedings). As a percentage of total revenue, selling, general and administrative expenses remained flat at 16.3%.

In connection with the recapitalization, the Company entered into a consulting agreement with both Bain Capital Inc. and Bear, Stearns & Co., Inc. The management fee incurred for the period ended January 1, 2000 was $0.3 million, or 0.6% of revenue. There was no management fee in the prior year period.

In dollar terms, operating income was $11.2 million in the second quarter of fiscal 2000 compared to $6.2 million in the second quarter of fiscal 1999. Expressed as a percentage of revenue, operating income was 27.3% and 17.2% in the second quarter of fiscal 2000 and the prior year period, respectively.

Interest and other income was $0.2 million for the quarter ended January 1, 2000 and $0.6 million in the prior year period. Interest income decreased as a result of lower cash balances available for investing.

Interest expense was $4.5 million in the second quarter of fiscal 2000 and $14,000 in the second quarter of fiscal 1999. The increase in interest expense is attributable to the financing obtained in connection with our May 1999 recapitalization.

Gain on the early retirement of bonds, net of taxes, was $0.1 million for the second quarter of fiscal 2000. There was no gain on retirement of bonds during the prior year period.

The Company's effective income tax rate was 1.2% for the second quarter of 2000 as compared to 33.5% in the prior year period. The decrease in the tax rate is primarily attributable to the tax benefits of our Singapore operations, and benefits from the interest expense in the current year. As our Singapore facility becomes more profitable, it causes the Company's consolidated tax rate to decrease due to Singapore's tax holiday, in which operating income is not taxable for 5 years ending in fiscal 2002.

SIX MONTHS ENDED JANUARY 1, 2000 AS COMPARED TO SIX MONTHS ENDED DECEMBER 26,
1998

Consolidated revenue increased by $10.9 million to $78.9 million for the six months ended January 1, 2000 as compared to the prior year quarter. The increase is primarily due to the increase in revenue generated by the Company's Clock applications.

Clock segment revenue increased by $18.8 million to $69.8 million for the six months ended January 1, 2000 as compared to the prior year period. The increase is attributable to strong demand from PC motherboard and set top box products. Clock components contributed approximately 88.5% of consolidated revenue for the first six months of fiscal 2000, which represented an increase from 75.1% for the prior year quarter. The average selling price for Clocks declined 13.0%, while the volume increased 57.4%.

The Company is currently involved in the design of FTGs for the next generation of PC motherboards, and the Company is planning to expand into high performance clocking solutions supporting networking, telecommunication, workstation and server applications.

Non-Clock segment revenue decreased by $7.9 million to $9.1 million for the six months ended January 1, 2000, as compared to the prior year period. Non-Clock segment revenue represented approximately 11.5% of total revenue in the fist six months of fiscal year 2000, as compared to 24.9% in the prior year period. This is primarily due to the Company shifting its focus to the clock markets. The Company sold certain intellectual property and equipment of its Data Communications product group to 3Com Corporation on February 18, 1999, but will continue to sell and support existing and the next generation fast ethernet transceiver products. The average selling price for Non-Clocks increased 25.8%, and the volume decreased 57.3%.

Foreign revenue (which includes shipments of integrated circuits ("ICs") to foreign companies as well as offshore subsidiaries of US multinational companies) was 72.1% of total revenue for the first six months of fiscal 2000 as compared to 68.9% of total revenue in the prior year period. While the percentage increase reflected growing sales to the

Pacific Rim markets, certain of our international sales were to customers in the Pacific Rim which in turn sold some of their products to North America, Europe and other non-Asian markets. The Company's sales are denominated in U.S. dollars and minimize foreign currency risk. See "Business - Product Overview - Non-Clocks" in the Exchange Offer Prospectus.

Cost of sales decreased $2.7 million to $32.9 million for the six months ended January 1, 2000, as compared to the prior year period. Cost of sales as a percentage of total revenue was 41.7% for the first six months of fiscal 2000 as compared to 52.3% in the prior year period. The Company continues to realize material cost savings in the manufacturing processes and cost savings from its in-house testing.

Research and development ("R&D") expense increased $1.5 million to $11.7 million for the first six months of fiscal 2000 from $10.2 million in the prior year period. As a percentage of revenue, research and development decreased to 14.9% as compared to 15.0% in the first six months of fiscal 1999. The Company's continued emphasis in R&D has contributed to the increase in expense with greater spending in research and development for the Clock segment. This increase is slightly offset by the decreased expenses for the Non-Clock segment. This increased expense represented a lower percentage of revenue due to the significant increase in sales during the second quarter of fiscal 2000

Selling, general and administrative expense increased $0.8 million to $11.1 million for the first six months of fiscal 2000 as compared to the prior year period. The increase is primarily due to the legal fee expense from the Motorola lawsuit (see Part II, Item 1; Legal Proceedings). As a percentage of total revenue, selling, general and administrative expenses decreased to 14.1% of revenue as compared to 15.3% in the prior year period.

In connection with the recapitalization, the Company entered into a consulting agreement with both Bain Capital Inc. and Bear, Stearns & Co., Inc. The management fee incurred for the six months ended January 1, 2000 was $0.5 million, or 0.6% of revenue. There was no management fee in the prior year period.

In dollar terms, operating income was $22.6 million in the first six months of fiscal 2000 compared to $11.7 million in the first six months of fiscal 1999. Expressed as a percentage of revenue, operating income was 28.6% and 17.2% in the first six months of fiscal 2000 and the prior year period, respectively.

Interest and other income was $0.4 million for the six months ended January 1, 2000 and $1.4 million in the prior year period. Interest income decreased as a result of lower cash balances available for investing.

Interest expense was $9.3 million in the first six months of fiscal 2000 and $64,000 in the first six months of fiscal 1999. The increase in interest expense is attributable to the financing obtained in connection with our May 1999 recapitalization.

Gain on the early retirement of bonds, net of taxes, was $0.2 million for the first six months of fiscal 2000. There was no gain on retirement of bonds during the prior year period.

The Company's effective income tax rate was 10.3% for the first six months of fiscal 2000 as compared to 33.9% in the prior year period. The decrease in the tax rate is primarily attributable to the tax benefits of our Singapore operations, and benefits that the Company receives for additional interest expense. As our Singapore facility becomes more profitable, it causes the Company's consolidated tax rate to decrease due to Singapore's tax holiday, in which operating income is not taxable for 5 years ending in fiscal 2002.

INDUSTRY FACTORS

The Company's strategy has been to develop new products and introduce them ahead of the competition in order to have them selected for design into products of leading OEMs. The Company's newer components, which include advanced motherboard FTG components, networking components and PC multimedia audio and graphics components, are examples of this strategy. However, there can be no assurance that the Company will continue to be successful in these efforts or that further competitive pressures would not have a material impact on revenue growth or profitability.

The Company includes in its backlog customer released orders, which may be canceled generally with 30 days advance notice without significant penalty to the customers. Accordingly, the Company believes that its backlog, at any time, should not be used as a measure of future revenues.

The semiconductor and personal computer industry, in which the Company participates, is generally characterized by rapid technological change, intense competitive pressure, and, as a result, products price erosion. The Company's operating results can be impacted significantly by the introduction of new products, new manufacturing technologies, rapid changes in the demand for products, decreases in the average selling price over the life of a product and the Company's dependence on third-party wafer suppliers. The Company's operating results are subject to quarterly fluctuations as a result of a number of factors, including competitive pressures on selling prices, availability of wafer supply, fluctuation in yields, changes in the mix of products sold, the timing and success of new product introductions and the scheduling of orders by customers. The Company believes that its future quarterly operating results may also fluctuate as a result of Company-specific factors, including pricing pressures on its more mature FTG components as well as competitive pressure, acceptance of the Company's newly introduced ICs, board level products and software products, and market acceptance of its customers' products. Due to the effect of these factors on future operations, past performance may be a limited indicator in assessing potential future performance.

Further information on these and other factors which could affect the Company's financial results can be found in the Exchange Offer Prospectus under the caption "Risk Factors".

LIQUIDITY AND CAPITAL RESOURCES

At January 1, 2000, the Company's principal sources of liquidity included cash and investments of $24.8 million as compared to the July 3, 1999 balance of $9.6 million. Net cash provided by operating activities was $17.1 million in the first six months of fiscal 2000, as compared to $14.8 million in the prior year period. The cash provided by operating activities in the first six months of fiscal 2000 consisted mainly of earnings before interest, taxes, depreciation and amortization expenses ("EBITDA") of $12.8 million offset by changes in operating assets of $1.6 million, interest payments of $8.6 million and income tax payments of $0.9 million. EBITDA increased $10.9 million over the same period in 1999 primarily due to the increases in gross-margin, as discussed above. The Company's days sales outstanding remained flat at 49 days, while inventory turns increased from 7.28 times in fiscal 1999 to 9.60 times in the first six months of fiscal 2000.

Expenditures for property and equipment were $2.6 million in the first six months of fiscal 2000 as compared to $4.2 million in the prior year period. The decrease is primarily due to the Company's move into the new facility in San Jose during the second quarter of fiscal 1999. $1.3 million of the expenditures for property and equipment during fiscal 2000 were invested in the start-up of the Company's new Arizona facility.

During December 1999, the Company received $13.5 million in exchange for 3.3 million shares of $4.0 par value preferred stock from a strategic corporate investor.

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

 .    A rollover equity investment by certain members of its senior management team of $9.8 million, consisting primarily of:

     . Certain existing common stock ($6.6 million that was converted into its new common stock after the merger);
     . Certain existing stock that was converted into new stock options after the merger ($2.2 million) and deferred compensation agreements ($0.5 million); and
     . Purchases of new common stock ($0.5 million) in exchange for promissory notes;

 .    Borrowing of $70.0 million in term loans and $3.9 million under a $25.0 million revolving line of credit;
 .    The offering of $100.0 million in senior subordinated notes (the "Notes");
     and
 .    The use of cash on-hand of approximately $70.5 million.

The Company paid back any draw downs on its $25.0 million revolving line of credit by the end of the second quarter of fiscal 2000.

The Company paid down the principal amount of $8.1 million in September 1999, and $5.3 million in November 1999. The Company purchased $2.0 million of its 11 1/2 % senior subordinated notes below par in September, resulting in a gain of $36K net of income taxes, and $5.0 million below par in November, resulting in a gain of $0.1 million net of income taxes. In September, the Company paid $6.1 million of principal on its term A and B loans and $0.3 million in November, as well as $8.6 million in interest during the first six month of fiscal year 2000.

Certain of the Company's loan agreements require the maintenance of specified financial ratios and impose financial limitations. At January 1, 2000, the Company was in compliance with the senior credit facility covenants.

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

The Company has not had any disruptions due to Year 2000 issue.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company's variable interest expense is sensitive to changes in the general level of United States and European interest rates. A portion of the Company's debt is currently borrowed at Eurodollar rates plus a blended rate of approximately 2.8% and is sensitive to changes in interest rates. At January 1, 2000, the weighted average interest rate on our $63.6 million of variable interest debt was approximately 8.1% and the fair value of the debt approximates its carrying value.

The Company had interest expense of $9.3 million for the first six months of fiscal 2000. The potential increase in interest expense for the first two quarters of fiscal 1999 from hypothetical 2% adverse change in the variable interest rates, would be approximately $0.3 million.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

On January 27, 1999, Harbor Finance Partners and John P. McCarthy Money Purchase Plan filed a complaint on behalf of a purported class of the Company's shareholders in the Court of Common Pleas of Montgomery County, Pennsylvania against the Company and Mr. Henry I. Boreen in his capacity as its interim Chief Executive Officer alleging that the consideration to be paid in the merger is inadequate and seeking to enjoin the merger as well as unspecified compensatory damages. In March 1999, the plaintiffs amended their complaint to add Mr. Hock
E. Tan as a defendant in his capacity as its Senior Vice President, Chief Financial Officer, Chief Operating Officer and Secretary. In September 1999, the plaintiffs dismissed their complaint without requiring any payment or other consideration from the Company or any of the other defendants. On December 28, 1999, the Company paid $190,000 to settle this lawsuit.

On July 2, 1999, Motorola, Inc. filed an action against the Company and four former employees of Motorola in the Superior Court of Arizona, Maricopa County, for unfair competition, breach of contract, misappropriation of trade secrets and intentional interference with contractual relations. Motorola is suing to recover its attorneys' fees, unspecified damages and other relief in this matter. Independent of the lawsuit, a restraining order for the Company's Arizona design center was put in place, allowing the Arizona design center to move forward with research and development. A $500K payment was made during the second quarter of fiscal 2000 in conjunction with the placement of the restraining order. The Company is currently in settlement discussions with Motorola, and accrued $1.5 million toward a possible settlement.

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


Date: February 15, 2000            INTEGRATED CIRCUIT SYSTEMS, INC.




                            By: /s/ Hock E. Tan
                                ---------------------------------
                            Hock E. Tan
                            President and Chief Executive Officer



Date: February 15, 2000     By: /s/ Justine F. Lien
                                ---------------------------------
                            Justine F. Lien
                            Vice President, Finance and Chief Financial Officer
                            (Principal financial & accounting officer)