Form 10-Q
period 2000-04-01
INTEGRATED CIRCUIT SYSTEMS INC
filed 2000-05-11
CIK 874689

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

For the Quarter ended April 1, 2000

______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE OF 1934

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

                               Yes  X    No
                                   ---      ---

As of May 11, 2000, there were 16,778,082 shares of Class A Common Stock, 5,653,079 shares of Class B Common Stock and 2,359,703 shares of Class L Common Stock; $0.01 par value, and 3,366,670 shares of Series A Cumulative Convertible Preferred Stock; $4.0 stated value outstanding.

================================================================================

                        INTEGRATED CIRCUIT SYSTEMS, INC.
                        --------------------------------

                                     INDEX
                                     -----


                                                                           Page
                                                                          Number
                                                                          ------


PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets:

         April 1, 2000 (Unaudited) and July 3, 1999                          3

         Consolidated Statements of Operations (Unaudited):
         Three and Nine Months Ended April 1, 2000 and
         March 27, 1999                                                      4

         Consolidated Statements of Cash Flows (Unaudited):
         Nine Months Ended April 1, 2000 and
         March 27, 1999                                                      5

         Notes to Consolidated Financial Statements                          7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                10


Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                                        15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

Item 1.  Consolidated Financial Statements

               INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                 (In thousands)

                                                                      April 1,                   July 3,
                                                                        2000                      1999
                                                                     -----------                ---------
                                                                     (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                          $  31,320                 $   9,285
   Marketable securities                                                    278                       288
   Accounts receivable, net                                              18,389                    18,120
   Inventory, net                                                         8,829                     8,736
   Deferred income taxes                                                  8,209                     8,644
   Prepaid assets                                                         1,645                       797
   Other current assets                                                     707                       523
   Current portion of deposit on purchase contracts                      10,177                     3,973
                                                                      ---------                 ---------
      Total current assets                                               79,554                    50,366
                                                                      ---------                 ---------
Property and equipment, net                                              12,335                    12,127
Deferred financing costs, net                                            11,947                    12,767
Deposits on purchase contracts                                               --                    11,348
Other assets                                                              1,455                     1,187
                                                                      ---------                 ---------
      Total assets                                                    $ 105,291                 $  87,795
                                                                      ---------                 ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term obligations                           $      23                 $   1,030
   Accounts payable                                                      11,093                    10,258
   Income tax payable                                                     4,834                     4,473
   Accrued payroll and bonus                                              1,309                     2,056
   Accrued interest                                                       4,556                     2,108
   Accrued expenses and other current liabilities                         3,314                     3,531
                                                                      ---------                 ---------
      Total current liabilities                                          25,129                    23,456
                                                                      ---------                 ---------
Long-term debt, less current portion                                    150,597                   169,000
Other liabilities                                                         2,301                     2,251
                                                                      ---------                 ---------
      Total liabilities                                                 178,027                   194,707
                                                                      ---------                 ---------
Shareholders' deficit:
  Series A cumulative convertible preferred stock, $4.00 stated          13,467                        --
  Class A common stock, $0.01 par,                                          168                       156
  Class B common stock, $0.01 par,                                           56                        56
  Class L common stock, $0.01 par,                                           24                        24
  Additional paid in capital                                             34,752                    34,719
  Accumulated deficit                                                  (120,923)                 (141,412)
  Notes receivable                                                         (280)                     (455)
                                                                      ---------                 ---------
      Total shareholders' deficit                                       (72,736)                 (106,912)
                                                                      ---------                 ---------
      Total liabilities and shareholders' deficit                     $ 105,291                 $  87,795
                                                                      =========                 =========

          See accompanying notes to consolidated financial statements.

               INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                 (In thousands)
                                  (Unaudited)

                                                       Three months ended      Nine months ended
                                                      --------------------   ---------------------
                                                      April 1,   March 27,   April 1,    March 27,
                                                        2000        1999        2000        1999
                                                      --------   ---------   ---------   ---------
Revenues:                                             $ 41,613   $  34,980   $ 120,511   $ 102,995

Cost and expenses:
   Cost of sales                                        16,068      14,582      48,938      50,175
   Research and development                              6,341       6,241      18,062      16,435
   Selling, general and administrative                   5,856       4,538      16,983      14,910
   Management fee                                          250          --         750          --
   Goodwill amortization                                    59          59         176         176
                                                      --------   ---------   ---------   ---------
      Operating income                                  13,039       9,560      35,602      21,299
                                                      --------   ---------   ---------   ---------

Interest and other income                                  423         431         792       1,850
Gain on sale of Datacom                                     --      10,647          --      10,647
Interest expense                                        (4,543)        (13)    (13,855)        (78)
                                                      --------   ---------   ---------   ---------
      Income before income taxes                         8,919      20,625      22,539      33,718
Income taxes                                               810       4,115       2,213       8,547
                                                      --------   ---------   ---------   ---------
      Income before extraordinary items                  8,109      16,510      20,326      25,171
Extraordinary gain on early retirement of bonds,
 net of taxes                                               --          --         170          --
                                                      --------   ---------   ---------   ---------
       Net income                                      $ 8,109     $16,510    $ 20,496    $ 25,171
                                                      ========   =========   =========   =========

See accompanying notes to consolidated financial statements.

           INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (In thousands)

                                                                            Nine Months Ended
                                                                       ---------------------------
                                                                        April 1,         March 27,
                                                                          2000              1999
                                                                        --------         ---------
Cash flows from operating activities:
   Net income                                                           $ 20,496          $ 25,171
   Adjustments to reconcile net income to net
      Cash provided by operating activities:
      Depreciation and amortization                                        3,371             3,605
      Amortization of deferred financing charge                            1,215                --
      (Gain) loss on sale of assets                                          (18)              262
      (Gain) loss on sale of DataCom                                          --           (10,647)
      Sale (purchase) of trading securities                                   --               454
      Stock compensation                                                      --             1,280
      Tax benefit from the exercise of stock options                         219               154
      Deferred income taxes                                                  573              (894)
      Accounts receivable                                                   (269)             (540)
      Inventory                                                              (93)            5,843
      Other assets, net                                                   (1,289)             (930)
      Accounts payable, accrued expenses and other current liabilities      (127)           (2,634)
      Accrued interest expense                                             2,448                --
      Income taxes                                                           360             2,869
                                                                        --------          --------
         Net cash provided by operating activities                        26,886            23,993
                                                                        --------          --------
Cash flows from investing activities:
   Purchase of investments                                                    --           (31,685)
   Proceeds from sale/maturities of marketable securities                     --            27,246
   Capital expenditures                                                   (3,505)           (6,618)
   Change in deposits on purchase contracts                                5,143            (7,739)
   Proceeds from sale of fixed assets                                         93            16,134
                                                                        --------          --------
         Net cash provided by (used in) investing activities               1,731            (2,662)
                                                                        --------          --------

               INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

                                  (Unaudited)

                                                                            Nine Months Ended
                                                                       ---------------------------
                                                                        April 1,         March 27,
                                                                          2000              1999
                                                                        --------         ---------
Cash flows from financing activities:
   Exercise of stock options                                                  60               840
   Sale of preferred stock                                                13,467                --
   Repayments of long-term debt                                          (19,463)             (112)
   Repurchase of common stock                                                 --            (3,016)
   Deferred financing charges                                               (395)               --
   Other                                                                    (251)               --
                                                                        --------          --------
         Net cash used in financing activities                            (6,582)           (2,288)
                                                                        --------          --------

Net increase in cash and cash equivalents                                 22,035            19,043
Cash and cash equivalents:
   Beginning of period                                                     9,285            25,340
                                                                        --------          --------
   End of period                                                        $ 31,320          $ 44,383
                                                                        ========          ========

Supplemental disclosures of cash flow information:
   Cash payments during the period for:
      Interest                                                          $  9,927          $     64
                                                                        ========          ========
      Income taxes                                                      $  1,024          $  4,743
                                                                        ========          ========
   Non-cash disclosures:
      Capital lease of equipment                                        $     53          $     --
                                                                        ========          ========

          See accompanying notes to consolidated financial statements.

               INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)  INTERIM ACCOUNTING POLICY

The accompanying financial statements have not been audited. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at April 1, 2000 and results of operations and cash flows for the interim periods presented. Certain items have been reclassified to conform to current period presentation.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes on pages F-1 to F-35 included in the Company's Registration Statement dated March 27, 2000 filed with the Securities Exchange Commission ("Exchange Offer Prospectus"). Results of operations for the three and nine months ended April 1, 2000 are not necessarily indicative of results to be expected for the full year.

(2)  CONSOLIDATION POLICY

The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries (wholly and majority-owned), after elimination of all significant intercompany accounts and transactions.

(3)  THE RECAPITALIZATION

In the recapitalization on May 11, 1999, affiliates of Bain Capital, an affiliate of Bear Stearns and Co., Inc. and certain members of management made an aggregate equity investment in the Company of approximately $50 million as part of agreements to redeem and purchase all of our outstanding shares of common stock and vested options for consideration (including fees and expenses) totaling $294.4 million.

(4)  INVENTORY

Inventory is valued at the lower of market or standard cost, which approximates actual costs using the first-in, first-out (FIFO) method.

The components of inventories are as follows (in thousands):

                                                     April 1,       July 3,
                                                       2000          1999
                                                     --------       -------
Work-in-process                                       $ 7,297       $ 8,211
Finished parts                                          6,072         5,665
Less:  Obsolescence reserve                            (4,540)       (5,140)
                                                      -------       -------
                                                      $ 8,829       $ 8,736
                                                      =======       =======


(5)  PURCHASE COMMITMENTS

In the third quarter of fiscal 2000, Chartered Semiconductor PTE ("CSM") repaid the $4.3 million, extinguishing the balance outstanding under the first deposit. The second deposit commitment period ends December 31, 2000 and accordingly, the remaining balance of $10.2 million is recorded as a current asset.

(6)  DEBT

The Company purchased $2.0 million of the senior subordinated notes below par in September 1999, resulting in a gain of $36,000, net of income taxes, and $5.0 million below par in November 1999, resulting in a gain of $134,000 net of income taxes. In addition, the Company has paid $12.4 million of principal on the term A and term B loans, as well as $9.9 million in interest during the first nine months of fiscal year 2000.

Certain of the Company's loan agreements require the maintenance of specified financial ratios and impose financial limitations. At April 1, 2000, the Company was in compliance with the senior credit facility covenants.

(7)  EQUITY

During December 1999, the Company received $13.5 million in exchange for 3.4 million shares of series A cumulative convertible preferred stock from a strategic corporate investor.

(8)  BUSINESS SEGMENT INFORMATION

The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which became effective for fiscal year 1999. The Company adopted the requirements of this statement in fiscal year 1999.

The Company has two reportable segments, core products and non-core products. The core segment represents products that synchronize the timing signals in electronic devices. The non-core products include data communication transceivers and custom components.

The Company's reportable segments are strategic product lines that differ in nature and have different end uses. As such these product lines are managed and reported to the chief operating decision-maker separately.

Core products are standard application specific products that are sold into a variety of applications. The average selling prices (ASP's) of core products tend to be stable, gross margins are higher than commodity products, and the volumes higher than the non-core segment. The non-core segment is made up of custom parts using varied technologies for different applications such as transceivers. Each component in the custom product line is developed specifically for one customer for their specific application.

Revenue and operating profit by business segment were as follows:

                                      Business Segment Net Revenue
                        -------------------------------------------------------
                          Three months ended             Nine months ended
                        -------------------------------------------------------
                        April 1,     March 27,          April 1,      March 27,
                          2000         1999               2000          1999
                        -------------------------------------------------------
Core                    $36,968       $27,553           $106,801      $ 78,612
Non-core                  4,645         7,427             13,710        24,383
                        -------------------------------------------------------
Revenues                $41,613       $34,980           $120,511      $102,995
                        =======================================================

                                                                Business Segment Profit (Loss)
                                                   -------------------------------------------------------
                                                     Three months ended             Nine months ended
                                                   -------------------------------------------------------
                                                   April 1,     March 27,          April 1,      March 27,
                                                     2000         1999               2000          1999
                                                   -------------------------------------------------------
Operating Profit:
Core                                               $11,224      $ 8,717            $ 31,113      $ 17,721
Non-core                                             2,065          843               5,239         3,578
Management fee                                        (250)          --                (750)           --
                                                   -------------------------------------------------------

    Total operating profit                          13,039        9,560              35,602        21,299
Reconciliation to statements of operations:
Interest & other income                                423       11,078                 792        12,497
Interest expense                                    (4,543)         (13)            (13,855)          (78)
                                                   -------------------------------------------------------
Net income (loss) before
      Income taxes                                 $ 8,919      $20,625            $ 22,539       $33,718
                                                   =======================================================

The Company does not allocate items below operating income to specific segments. The core and non-core profit is calculated as revenues less cost of sales, research and development and selling, general and administrative expenses for that segment.

(9)  INITIAL PUBLIC OFFERING

On March 27, 2000, the Company announced that it had filed with the Securities and Exchange Commission, a registration statement relating to a proposed initial public offering of its common stock. The net cash proceeds of the offering to be received by the Company, will be used to redeem or repurchase outstanding senior subordinated notes, repay in full all outstanding obligations under the Company's senior bank credit facility, pay fees and expenses of the offering, and fund general corporate requirements. The proposed offering will be underwritten by a group led by Credit Suisse First Boston, Inc. There can be no assurance that the Company will complete its initial public offering on the terms proposed or at all.

(10) NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities," which defers the effective date of SFAS No. 133 to fiscal years beginning after June
15, 2000.   The Company will adopt the requirements of this statement in fiscal year 2001.

(11) LEGAL

On July 2, 1999, Motorola, Inc. filed an action against the Company and four former employees of Motorola in the Superior Court of Arizona, Maricopa County, for unfair competition, breach of contract, misappropriation of trade secrets and intentional interference with contractual relations. Motorola sued to recover its attorneys' fees, unspecified damages and other relief in this matter. Independent of the lawsuit, a restraining order for the Company's Phoenix design center was put in place. A $0.5 million payment was made during the second quarter of fiscal 2000 in conjunction with the placement of the restraining order, allowing the Phoenix design center to move forward with research and development. Both parties entered into a settlement agreement in the third quarter of fiscal 2000, wherein, Motorola received a payment of $2.3 million from the Company and the case has been dismissed. The Company also incurred $1.4 million in legal fees in conjunction with this lawsuit, $0.1 million of which was expensed during the quarter ended April 1, 2000.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to revenue of certain cost, expense and income items. The table and the subsequent discussion should be read in conjunction with the financial statements and the notes thereto:

                                                     Three months ended             Nine months ended
                                                   -------------------------------------------------------
                                                   April 1,     March 27,          April 1,      March 27,
                                                     2000         1999               2000          1999
                                                   -------------------------------------------------------
Revenues:                                           100.0%       100.0%             100.0%        100.0%

Cost and expenses:
   Cost of sales                                     38.6         41.7               40.6          48.7
   Research and development                          15.2         17.8               15.0          16.0
   Selling, general and administrative               14.1         13.0               14.1          14.4
   Management fee                                     0.6           --                0.6            --
   Goodwill amortization                              0.2          0.2                0.2           0.2
                                                    ------       ------            ------         ------
Operating income                                     31.3         27.3               29.5           20.7
                                                    ------       ------            ------         ------
Interest and other income                             1.0          1.2                0.7            1.8
Gain on sale of DataCom                                --         30.5                 --           10.3
Interest expense                                    (10.9)          --              (11.5)          (0.1)
                                                    ------       ------            ------         ------
      Income before income taxes                     21.4         59.0               18.7           32.7
Income taxes                                          1.9         11.8                1.8            8.3
                                                    ------       ------            ------         ------
      Income before extraordinary items              19.5         47.2               16.9           24.4
Extraordinary gain on early retirement of bonds        --           --                0.1             --
                                                    ------       ------            ------         ------
      Net income                                     19.5%        47.2%             17.0%          24.4%
                                                    ======       ======            ======         ======

THIRD QUARTER FISCAL 2000 AS COMPARED TO THIRD QUARTER FISCAL 1999

Total revenues for the third quarter of fiscal 2000 increased by $6.6 million to $41.6 million an 19.0% increase over the corresponding quarter of the previous year. The increase is due to the growth in revenue generated by the Company's core silicon timing business.

The core silicon timing revenue increased 34.2% over the corresponding quarter in 1999, and increased as a proportion of total revenues to 88.8% from 78.8% over this period. The growth in our core revenues reflected an increase in market share for the silicon timing products in the PC industry, as well as sharply increased sales to the communications industry and digital set-top box applications. The average selling price for the core segment declined 12%, while the volume increased 52%.

The non-core revenue decreased by $2.8 million to $4.6 million for the quarter ended April 1, 2000, as compared to the prior year quarter. Non-core revenue represented approximately 11.2% of total revenue in the third quarter of fiscal year 2000, as compared to 21.2% in the prior year quarter. This is primarily due to the Company shifting its focus to our core silicon timing devices. The Company sold certain intellectual property and equipment of its Data Communications product group to 3Com Corporation on February 18, 1999 and continues to sell and support existing and the next generation fast ethernet transceiver products. The average selling price for Non-core segment declined 1%, and the volume decreased 37%.

Foreign revenue (which includes shipments of integrated circuits ("ICs") to foreign companies as well as offshore subsidiaries of US multinational companies) was 66.8% of total revenue for the third quarter of fiscal 2000 as compared to 69.1% of total revenue in the corresponding prior year quarter. The percentage decrease reflects the seasonality effect on PC motherboards in the Taiwan region. The Company's sales are denominated in U.S. dollars and minimize foreign currency risk.

Cost of sales consists of costs related to the purchase of processed wafers, assembly and testing services provided by third-party suppliers, as well as costs arising from in-house product testing, shipping, quality control and manufacturing support operations. Cost of sales increased $1.5 million to $16.1 million for the quarter ended April 1, 2000, as compared to the prior year quarter. The trend to higher margin products and material cost reductions decreased cost of sales as a percentage of sales to 38.6% from 41.7% in the similar period in the prior year.

Research and development ("R&D") expense increased $0.1 million to $6.3 million for the third quarter of fiscal 2000 from $6.2 million in the corresponding prior year quarter. In the prior year, the Company incurred a $1.3 million compensation charge arising from modifications of stock options owned by certain employees affected by the sale of assets to 3Com. R&D expenses for the third quarter of fiscal 1999 were $4.9 million before the compensation expense, which results in a $1.4 million increase in R&D as compared to the third quarter of fiscal 2000. As a percentage of revenue, research and development decreased to 15.2% as compared to 17.8% in the third quarter of fiscal 1999. The Company's continued emphasis in R&D has contributed to the increase in expense with greater spending in research and development for the core silicon timing segment. This increase is slightly offset by the decreased expenses for the non-core segments, which further reflects the Company shifting its focus to core silicon timing markets. This increased expense represented a lower percentage of revenue due to the significant increase in sales during fiscal 2000.

Selling, general and administrative expense increased $1.3 million to $5.9 million for the third quarter of fiscal 2000 as compared to the prior year quarter. The increase is primarily due to a $2.3 million payment in connection with a recently settled lawsuit involving the establishment of the Company's Phoenix design center (see Part II, Item 1; Legal Proceedings). As a percentage of total revenue, selling, general and administrative expenses were 14.1% in the current fiscal quarter as compared to 13.0% in the corresponding prior year quarter.

Goodwill amortization remained flat at $59,000 for both periods presented.

In connection with the May 1999 recapitalization, the Company entered into a consulting agreement with both Bain Capital Inc. and Bear, Stearns & Co., Inc. The management fee incurred for the quarter ended April 1, 2000 was $0.3 million, or 0.6% of revenue. There was no management fee in the prior year quarter.

In dollar terms, operating income was $13.0 million in the third quarter of fiscal 2000 compared to $9.6 million in the third quarter of fiscal 1999. Expressed as a percentage of revenue, operating income was 31.3% and 27.3% in the third quarter of fiscal 2000 and the prior year quarter, respectively.

Interest and other income was $0.4 million for the quarter ended April 1, 2000 and $0.4 million in the prior year quarter. Interest income remained relatively flat as compared to the prior year quarter.

Interest expense was $4.5 million in the third quarter of fiscal 2000 and $13,000 in the third quarter of fiscal 1999. The increase in interest expense is attributable to the financing obtained in connection with our May 1999 recapitalization.

The Company's effective income tax rate was 9.1% for the third quarter of 2000 as compared to 20.0% in the prior year period. The decrease in the tax rate is primarily attributable to the tax benefits of our Singapore operations and additional interest expense. As our Singapore facility becomes more profitable, it causes our consolidated tax rate to decrease due to Singapore's tax holiday, in which operating income is not taxable for five years ending in fiscal 2003.

NINE MONTHS ENDED APRIL 1, 2000 AS COMPARED TO NINE MONTHS ENDED MARCH 27, 1999

Total revenue for the nine months ended April 1, 2000, increased by $17.5 million to $120.5 million as compared to the similiar period in the previous year. The increase is primarily due to the increase in revenue generated by the Company's core silicon timing business.

The core silicon timing revenue increased by $28.2 million to $106.8 million for the nine months ended April 1, 2000, as compared to the prior year period. The increase is principally attributable to strong demand from PC motherboard and set-top box products. The Company was successful in the sale of products to the communications equipment industry. Core revenue contributed approximately 88.6% of consolidated revenue for the nine months of fiscal 2000, which represented an increase from 76.3% for the prior year period.

Non-core revenue decreased by $10.7 million to $13.7 million for the nine months ended April 1, 2000, as compared to the prior year period. Non-core revenue represented approximately 11.4% of total revenue in the nine months of fiscal year 2000, as compared to 23.7% in the prior year period. This is primarily due to shifting the focus to the core silicon timing business. The Company sold intellectual property and equipment of its non-core business to 3Com Corporation on February 18, 1999, and continues to sell and support existing and next generation Fast Ethernet transceiver products.

Foreign revenue (which includes shipments of integrated circuits to foreign companies as well as offshore subsidiaries of US multinational companies) was 70.3% of total revenue for the nine months of fiscal 2000 as compared to 69.0% of total revenue in the prior year period. While the percentage increase reflected growing sales to the Pacific Rim markets, certain of our international sales were to customers in the Pacific Rim which in turn sold some of their products to North America, Europe and other non-Asian markets.

Despite an increase in total revenues, cost of sales decreased $1.3 million to $48.9 million for the nine months ended April 1, 2000, as compared to the prior year period, due to material cost savings in the manufacturing processes, cost savings from our in-house testing and favorable product mix trends. Cost of sales as a percentage of total revenue was 40.6% for the first nine months of fiscal 2000 as compared to 48.7% in the prior year period.

Research and development, or R&D, expense increased $1.7 million to $18.1 million for the first nine months of fiscal 2000 from $16.4 million in the prior year period. As a percentage of revenue, research and development decreased to 15.0% as compared to 16.0% in the nine months of fiscal 1999. Continued emphasis on R&D has contributed to the increase in expense with greater spending in research and development for the core silicon timing business. This increase is slightly offset by the decreased expenses for the non-core business. This increased expense represented a lower percentage of revenue due to the significant increase in sales during fiscal 2000.

Selling, general and administrative expense increased $2.0 million to $17.0 million for the nine months of fiscal 2000 as compared to the prior year period. The increase is primarily due to a $2.3 million payment in connection with a recently settled lawsuit involving the establishment of the Company's Phoenix design center. As a percentage of total revenue, selling, general and administrative expenses decreased to 14.1% of revenue as compared to 14.4% in the prior year period.

Goodwill amortization remained flat at $0.2 million for both periods presented.

As a party to a consulting agreement with both Bain Capital and Bear Stearns, we incurred a management fee for the nine months ended April 1, 2000 equal to $0.8 million, or 0.6% of revenue. There was no management fee in the prior year period.

In dollar terms, operating income was $35.6 million in the nine months of fiscal 2000 compared to $21.2 million in the prior year period. Expressed as a percentage of revenue, operating income was 29.5% and 20.7% in the nine months of fiscal 2000 and the prior year period, respectively.

Interest and other income was $0.7 million for the nine months ended April 1, 2000 and $1.9 million in the prior year period. Interest income decreased as a result of lower cash balances available for investing.

Interest expense was $13.9 million in the nine months of fiscal 2000 and $0.1 million in the nine months of fiscal 1999. The increase in interest expense is attributable to the financing obtained in connection with our May 1999 recapitalization.

Gain on the early retirement of bonds, net of taxes, was $0.2 million for the nine months of fiscal 2000. There was no gain on retirement of bonds during the prior year period.

Our effective income tax rate was 9.8% for the nine months of fiscal 2000 as compared to 25.3% in the prior year period. The decrease in the tax rate is primarily attributable to the tax benefits of our Singapore operations and additional interest expense. As our Singapore facility becomes more profitable, it causes our consolidated tax rate to decrease due to Singapore's tax holiday, in which operating income is not taxable for five years ending in fiscal 2003.

INDUSTRY FACTORS

The Company's strategy has been to develop new products and introduce them ahead of the competition in order to have them selected for design into products of leading OEMs. The Company's newer components, which include advanced motherboard FTG components, networking components and PC multimedia components, are examples of this strategy. However, there can be no assurance that the Company will continue to be successful in these efforts or that further competitive pressures would not have a material impact on revenue growth or profitability.

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

Further information on these and other factors which could affect the Company's financial results can be found in the Registration Statement under the caption "Risk Factors".

LIQUIDITY AND CAPITAL RESOURCES

At April 1, 2000, Principal sources of liquidity included cash and investments
of   $31.6 million as compared to the July 3, 1999 balance of $9.6 million. Net cash provided by operating activities was $26.9 million in the nine months of fiscal 2000, as compared to $24.0 million in the prior year period. The cash provided by operating activities in the nine months of fiscal 2000 consisted mainly of earnings before interest, taxes, depreciation and amortization expenses, or EBITDA, of $43.0 million offset by changes in operating assets of $2.0 million, interest payments of $9.9 million and income tax payments of $1.0 million. EBITDA increased by $17.8 million over the similar period in 1999 primarily due to the increases in gross margin, as discussed above. EBITDA should not be considered an alternative to cash flow from operating activities as a measure of liquidity, as an alternative to net income as an indicator of our operating performance, or as an alternative to any other measures of performance in accordance with generally accepted accounting principles. The Company's days sales outstanding decreased from 49 days in fiscal 1999 to 40 days in fiscal 2000, while inventory turns increased from 7.28 times in fiscal 1999 to 7.40 times in the nine months of fiscal 2000.

Expenditures for property and equipment were $3.5 million in the first nine months of fiscal 2000 as compared to $6.6 million in the prior year period. The decrease is primarily due to the relocation into a new facility in San Jose during the second quarter of fiscal 1999. Purchases of property and equipment during fiscal 2000 in the amount of $1.3 million were made for our new Phoenix facility.

In the third quarter of 2000, Chartered Semiconductor PTE ("CSM") repaid the $4.3 million, extinguishing the balance outstanding under the first deposit.
The second deposit commitment period ends December 31, 2000 and accordingly, the remaining balance of $10.2 million is recorded as a current asset.

During December 1999, the Company received $13.5 million from a strategic corporate investor in exchange for 3.4 million shares of Series A cumulative convertible preferred stock.

The Company purchased $2.0 million of our senior subordinated notes below par in September 1999, resulting in a gain of $36,000 net of income taxes, and $5.0 million below par in November 1999, resulting in a gain of $134,000 net of income taxes. In the first nine months of fiscal 2000, the Company has paid $12.4 million in principal on its long term debt (term A and B loans), as well as $9.9 million in interest during the first nine months of fiscal 2000. Certain of the loan agreements require the maintenance of specified financial ratios and impose financial limitations. At April 1, 2000, the Company was in compliance with the senior credit facility covenants.

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

On March 27, 2000, the Company announced that it had filed with the Securities and Exchange Commission, a registration statement relating to a proposed initial public offering of its common stock. Certain shareholders are expected to sell shares of common stock in, and receive a portion of the proceeds from, its proposed initial public offering. The net cash proceeds of the offering to be received by the Company will be used to redeem or repurchase outstanding senior subordinated notes, repay in full all outstanding obligations under the Company's senior bank credit facility, pay fees and expenses of the offering, and fund general corporate requirements. The proposed offering will be underwritten by a group led by Credit Suisse First Boston, Inc. There can be no assurance that the Company will complete its initial public offering on the terms proposed or at all.


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

The Company has not had any disruptions due to the Year 2000 issue.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company's variable interest expense is sensitive to changes in the general level of United States and European interest rates. A portion of the Company's debt is currently borrowed at Eurodollar rates plus a blended rate of approximately 2.7% and is sensitive to changes in interest rates. At April 1, 2000, the weighted average interest rate on our $63.6 million was a combination of variable interest debt of approximately 6.1%, and the blended rate stated above. The fair value of the debt approximates its carrying value.

The Company had interest expense of $13.9 million for the nine months of fiscal 2000. The potential increase in interest expense for the nine months of fiscal 2000 from hypothetical 2% adverse change in the variable interest rates, would be approximately $0.3 million.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On January 27, 1999, Harbor Finance Partners and John P. McCarthy Money Purchase Plan filed a complaint on behalf of a purported class of the Company's shareholders in the Court of Common Pleas of Montgomery County, Pennsylvania against the Company and Mr. Henry I. Boreen in his capacity as its interim Chief Executive Officer alleging that the consideration to be paid in the recapitalization is inadequate and seeking to enjoin the recapitalization as well as unspecified compensatory damages. In March 1999, the plaintiffs amended their complaint to add Mr. Hock E. Tan as a defendant in his capacity as its Senior Vice President, Chief Financial Officer, Chief Operating Officer and Secretary. In September 1999, the plaintiffs dismissed their complaint without requiring any payment or other consideration from the Company or any of the other defendants.

On July 2, 1999, Motorola, Inc. filed an action against the Company and four former employees of Motorola in the Superior Court of Arizona, Maricopa County, for unfair competition, breach of contract, misappropriation of trade secrets and intentional interference with contractual relations. Motorola sued to recover its attorneys' fees, unspecified damages and other relief in this matter. Independent of the lawsuit, a restraining order for the Company's Phoenix design center was put in place. A $0.5 million payment was made during the second quarter of fiscal 2000 in conjunction with the placement of the restraining order, allowing the Phoenix design center to move forward with research and development. Both parties have entered into a settlement agreement, wherein, Motorola received a one time payment of $2.3 million and the case has been dismissed. The Company also incurred $1.4 million in legal fees in conjunction with this lawsuit, $0.1 million of which was expensed during the quarter ended April 1, 2000.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                 Exhibit
                 Number                    Description
                 ------                    -----------

                 27                   Financial Data Schedule

         (b)     Reports on Form 8-K:

                 A report on Form 8-K, dated March 27, 2000, was filed to report that the Company has filed with the Securities and Exchange Commissions a registration statement relating to a proposed initial public offering of its common stock. Pursuant to item 5
                 (c) of the form 8-K, the Company filed as an exhibit the Press Release dated March 27, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 11, 2000     INTEGRATED CIRCUIT SYSTEMS, INC.




                        By:  /s/ Hock E. Tan
                             ---------------------------------------------------
                             Hock E. Tan
                             President and Chief Executive Officer



Date:  May 11, 2000     By:  /s/ Justine F. Lien
                             ---------------------------------------------------
                             Justine F. Lien
                             Vice President, Finance and Chief Financial Officer
                             (Principal financial & accounting officer)