Form 10-K405
period 2000-07-01
INTEGRATED CIRCUIT SYSTEMS INC
filed 2000-09-12
CIK 874689

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
(Mark One)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended July 1, 2000
                                       OR
    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

          Securities registered pursuant to Section 12(b) of the Act:
                                      None
          Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X      No  _____
                                          ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of September 5, 2000, there were 64,519,257 shares of Common Stock, $0.01 par value, outstanding.


================================================================================

                                     PART I
Item 1.  BUSINESS
                                    General
                                    -------

Integrated Circuit Systems, Inc. was incorporated in Pennsylvania in 1976, and began by designing and marketing custom application specific integrated circuits ("ASICs") for various industrial customers. In particular, we were noted for our unique expertise in designing ASICs, which combined both analog and digital, or "mixed-signal", technology. By 1988, we had adopted a strategy of developing proprietary integrated circuits ("ICs") to capitalize on our complex mixed-signal design technology and pioneered the market for frequency timing generators ("FTGs") or silicon timing devices which provide the timing signals or "clocks" necessary to synchronize high performance electronic systems.
Clocks replaced the multiple crystal oscillators and other peripheral circuitry previously used to generate and synchronize timing signals, thus providing savings in board space, power consumption and cost. Our Clock products were initially used in video graphics applications in personal computers ("PCs"), but subsequently expanded to include motherboards, PC peripheral devices such as disk drives, audio cards, laser printers and other consumer electronics such as digital set-top boxes and flat panel displays. More recently, we have further extended into communications, which develops high performance clocking solutions supporting networking, telecommunication, workstation and server applications.

Our initial public offering of common stock occurred in June 1991, at which time our common stock commenced trading on the Nasdaq National Market under the symbol ICST.

On May 11, 1999, we merged with ICS Merger Corp., a transitory merger company formed and wholly owned by the affiliates of Bain Capital Inc. and Bear, Stearns and Company Inc. (the "Equity Investors"). We refer to this event as the recapitalization. We issued $100.0 million in aggregate principal amount of senior subordinated notes in connection with the recapitalization and entered into a $95.0 million senior credit facility. Our common stock was no longer traded on the NASDAQ National Market. We no longer filed periodic reports with the Securities and Exchange Commission until we filed the registration statement filed in connection with the Exchange offer for the senior subordinated notes in October 1999.

On May 22, 2000, we completed our initial public offering (IPO) of 12.5 million shares of our common stock. We used the net proceeds of this initial offering to repay our bank debt, close our tender offer for subordinated notes, and pay the fees and expenses associated with the offering.

                       Products and Product Applications
                       ---------------------------------

Core
Our Core segment (Clocks) supplies a broad line of Clock products for use in PC motherboard and peripheral applications. These silicon timing devices control multiple processes by providing and synchronizing the timing of the computer system, including signals from the video screen, graphics controller, memory, keyboard, microprocessor, disk drives and communication ports.

This product group also designs, develops and markets silicon timing devices for non-PC motherboard applications such as digital videodisk players, digital set-top boxes, digital cameras, laser printers, flat panel displays and digital TVs, as well as cordless communications applications. Crystal oscillators have traditionally served the timing requirements of these products. Crystal oscillators are components manufactured from quartz that resonate at a single set frequency. In situations where a single Clock can replace multiple crystal oscillators, Clocks have emerged as both more cost-effective and technologically superior solutions than the crystal-based standard. We view the $3.3 billion crystal-based oscillator market as a future growth opportunity, as our Clock products provide viable alternatives to the present crystal-based standard. Several application segments are leading the conversion from crystal oscillators to silicon timing devices, including digital set-top boxes, telecom and networking equipment and mass storage systems.

A significant growth area in this product group is communications. As the Internet usage expands there is a need for increased bandwidth and infrastructure. This increased requirements is driving demands for silicon timing. We currently have over 100 design specifications in broadband communications with approximately 50 customers and overall we are working on around 500 communications opportunities.


Non-Core

Our Non-Core (Non-Clocks) segment sells leading edge mixed-signal (analog and digital) integrated circuits customized to the specific requirements of a broad range of customers and applications. Custom mixed-signal products are used in medical, consumer and industrial applications such as glucose measurement devices, hearing aids and burglar alarm systems. Custom mixed-signal integrated circuits are typically sold through development and product contracts of five years or more, which generally provide a minimum purchase commitment by the customer.

Our Non-Core segment includes a portfolio of transceiver integrated circuits that transmit and receive electronic data between various PC systems. Our transceivers are utilized in a wide variety of networking protocols including Fast Ethernet, Asynchronous Transfer Mode and SONET applications. Our flagship product, the ICS1890, was the industry's first single-chip integrated circuit transceiver for the Fast Ethernet protocol.

On February 18, 1999, we sold certain intellectual property and equipment of our Non-Core product group to 3Com Corporation for $16.0 million in cash. We decided to reduce our ongoing investment in this product group in order to focus on our Core technology.

The sale of certain assets of our Non-Core product group benefit us by permanently eliminating certain fixed costs associated with research and development while at the same time allowing us to retain the right to sell certain of our existing and next generation transceiver products over their remaining product life cycles. While revenue from this product group will eventually decline over the next few years, the sale allows us to optimize this product group's cost structure and contribution to operating margin while these products continue to be sold.

                              Sales and Marketing
                              -------------------

We market our products through a direct sales force that manages a worldwide network of independent sales representatives and distributors. We direct our sales efforts through offices in Norristown, PA, San Jose, CA, Houston, TX, Taipei, Taiwan, and Tokyo, Japan. We currently have more than 400 customers. Maxtek Technology, a distributor in Taiwan accounted for 12% of our fiscal year 2000 revenue, but no single OEM end customer accounted for 10% or more of our revenue in fiscal year ended July 1, 2000.

Foreign sales are directly conducted by sales representatives and distributors located in the Pacific Rim and Europe, and managed by direct sales staff in the Taiwan and Japan sales offices. Foreign sales are denominated in U.S. dollars and are subject to risks common to export activities, including governmental regulation and trade barriers.

Our backlog includes customer-released orders with firm schedules for shipment within the next twelve months. These orders may not be canceled generally without 30 days advance notice.

Our revenues are subject to fluctuations primarily as a result of competitive pressures on selling prices, changes in the mix of products sold, the timing and success of new product introductions and the scheduling of orders by customers.

We generally warrant that our products will be free from defects in workmanship and materials for a one-year period. Defective products returned to us within the warranty period are replaced or refunded after a confirming evaluation by our quality control staff. We have not experienced significant warranty claims to date.

                                 Manufacturing
                                 -------------

We qualify and utilize third party suppliers for the manufacture of silicon wafers. All of our wafers currently are manufactured by outside suppliers, three of which supply the substantial majority of our wafers. The manufactured wafers are packaged at two primary assemblers. We typically agree upon production schedules with our suppliers based on order backlog and demand forecasts for the approaching three-month period.

We maintain a cash deposit with Chartered Semiconductor Manufacturing PTE Ltd. ("CSM"), a wafer fabrication operation owned by the Singapore government. In the past, suppliers commonly used cash deposits when establishing customer relationships. As of July 1, 2000, CSM held $9.9 million of this deposit. By contractual agreement, CSM is required to return this balance to us by December 31, 2000.

During the fourth quarter of fiscal year 1997, we set up a test and drop-ship facility in Singapore's Kolam Ayer Industrial Park to achieve faster delivery of our products to customers throughout the Pacific Rim. The Singapore facility handles wafer probe and final testing for various integrated circuits used in personal computers, data storage devices and other peripheral applications. The facility began testing devices in the first quarter of fiscal year 1998 and shipments began in the second quarter of fiscal year 1998.

We believe that adequate capacity will be available to support our manufacturing requirements. Our reliance, however, on multiple, offshore, outside subcontractors involves several risks, including capacity constraints or delays in timely delivery and reduced control over delivery schedules, quality assurance and costs. We are continuously seeking to obtain additional sources of supply and capacity for more advanced process technologies, although there can be no assurance that such additional sources and capacity can be obtained. The occurrence of any supply or other problems resulting from these risks could have a material adverse effect on our operating results.

                            Research and Development
                            ------------------------

The design process for our products is extremely complex and iterative, involving the development of a prototype through computer-aided design, the use of simulation methodology, the generation of photo masks for the manufacturing process, the fabrication of wafers and the characterization of the prototype on test systems before submission to customers for qualification. Research and development efforts concentrate on the design and development of new leading-edge products for our markets and the continual enhancement of our design capabilities.

Over the last three fiscal years, we have developed and introduced to market approximately 424 new products. For over twenty years, we have developed libraries of proprietary mixed-signal integrated circuit designs and have invested in extensive computer-aided design and engineering resources specifically designed to support the increasing complexity and customized nature of silicon timing devices. Investments in research and development were approximately $24.8 million, $21.3 million and $19.8 million in fiscal years 2000, 1999 and 1998, respectively. Such expenses typically include costs for engineering personnel, prototype and wafer mask costs, and investment in design tools and support overhead related to new and existing product development. As of July 1, 2000, our research and development staff comprised 93 people. We will continue to invest in research and new product development within our Core product group.

                        Patents, Licenses and Trademarks
                        --------------------------------

We hold several patents, as well as copyrights, mask works, and trademarks with respect to our various products and expect to continue to file applications for the same in the future as a means of protecting our technology and market position. Most of our earlier patents carry a 17-year life and begin expiring in fiscal year 2009. In addition, we seek to protect our proprietary information and know-how through the use of trade secrets, confidentiality agreements and other security measures. To augment product feature sets or accelerate development schedules, we license certain technologies. No single license, however, is believed to be material to our consolidated business. In certain instances, we have performed design services pursuant to an agreement by which we transferred certain of our intellectual property rights in the final product to our customers. Such transfers are also not deemed material to our consolidated business. There can be no assurance, however, that these measures and/or others will be adequate to safeguard our interests or preserve our competitive position or protect us from allegations regarding potential patent infringement.

As is typical in the semiconductor industry, we have, from time to time, been notified that we may be infringing certain patents and other intellectual property rights of others. Such matters are evaluated and reviewed with counsel. To date, matters of this nature have not resulted in material litigation against us. There can be no assurance, however, that litigation will not be commenced in the future regarding any claim of infringement of any intellectual property right, or that, if required, any licenses or other rights could be obtained on acceptable terms.

See also Item 3 "Legal Proceedings".

                                  Competition
                                  -----------

In general, the semiconductor and PC component industries are intensely competitive and characterized by rapid technological changes, price erosion, cyclical shortages of materials, and variations in manufacturing yields and efficiencies. Our ability to compete in this dynamic and opportunistic environment depends on factors both within and outside our control, including new product introduction, product quality, product performance and price, cost-effective manufacturing, general economic conditions, the performance of competition and the growth and evolution of the industry in general. In the latter regard there are several substantial entities, we not being one of them, in the industry who could, and do, exert significant influence in determining the pace and key trends in the development of PCs and PC components. Moreover, some of our current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources. Competitors also include privately owned and emerging companies attempting to secure a share of the market for our products.

                           Forward-Looking Statements
                           --------------------------

This report contains forward-looking statements, including, without limitation, statements concerning the conditions in the semiconductor and semiconductor capital equipment industries, our operations, economic performance and financial condition, including in particular statements relating to our business and growth strategy and product development efforts. The words "believe," "expect," "anticipate," "intend" and other similar expressions generally identify forward-looking statements. For such statements we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1985. The reader is cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements, are based largely on our current expectations and are subject to a number of risks and uncertainties, including, without limitation, those identified under the "Factors That May Affect Future Results" section and elsewhere in this prospectus and other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission ("SEC"). Actual results could differ materially from these forward-looking statements. In addition, important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors and various other competitive factors. In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this prospectus will in fact occur.

We do not undertake to update our forward-looking statements or risk factors to reflect future events or circumstances.


                     Factors That May Affect Future Results
                     --------------------------------------

You should carefully consider the following factors in addition to the other information set forth in this 10-K in analyzing an investment in our Company. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not presently know about or that we currently believe are immaterial may also inadvertently impact our business operations. If any of the following risks actually occur, our business, financial condition or results of operations will likely suffer. In such case, the trading price of our common stock could fall, and you may lose all or part of the money you paid to buy our common stock. This 10-K contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, as well as those discussed elsewhere in this 10-K.

Fluctuation of Operating Results--Our future operating results are likely to fluctuate and therefore may fail to meet expectations.
Our operating results have varied widely in the past and are likely to do so in the future. In addition, our operating results may not follow any past trends. Our future operating results will depend on many factors and may fail to meet our expectations for a number of reasons, including those set forth in these risk factors Factors that could cause our operating results to fluctuate that relate to our internal operations include:

     . the need for continual, rapid new product introductions;
     . changes in our product mix; and
     . our inability to adjust our fixed costs in the face of any declines in sales.

Factors that could cause our operating results to fluctuate that depend on our suppliers and customers include:
     . the timing of significant product orders, order cancellations and rescheduling;

     . the availability of production capacity and fluctuations in the manufacturing yields at third parties' facilities that manufacture our devices; and

     . the cost of raw materials and manufacturing services from our suppliers.

Factors that could cause our operating results to fluctuate that are industry risks include:
     . the cyclical nature of the semiconductor, communications, and consumer and business electronics industries; and

     . intense competitive pricing pressures.

Cyclical Industry--Downturns in the business cycle could reduce the revenues and profitability of our business.
The semiconductor, communications, and consumer and business electronics industries are highly cyclical. In 1998, the semiconductor industry experienced a downturn. Our markets may experience other, possibly more severe and prolonged, downturns in the future. We may also experience significant changes in our operating profit margins as a result of variations in sales, changes in product mix, price competition for orders and costs associated with the introduction of new products. The markets for our products depend on continued demand for communications applications and consumer and business electronics. There can be no assurance that these end-user markets will not experience changes in demand that will adversely affect our business.

We Depend on Continuous Introduction of New Products Based on the Latest Technology--Our inability to create new products could adversely affect our business.
The markets for our products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. Product life cycles are continually becoming shorter, which may cause the gross margins of semiconductor products to decline as the next generation of competitive products is introduced. Therefore, our future success is highly dependent upon our ability to continually develop new products using the latest and most cost-effective technologies, introduce them in commercial quantities to the marketplace ahead of the competition and have them selected for inclusion in products of leading systems manufacturers. We cannot assure you that we will be able to regularly develop and introduce such new products on a timely basis or that our products, including recently introduced products, will be selected by systems manufacturers for incorporation into their products. Our failure to develop such new products, to have our products available in commercial quantities ahead of competitive products or to have them selected for inclusion in products of systems manufacturers would have a material adverse effect on our results of operations and financial condition.

The market for communications applications is characterized by rapidly changing technology and continuing process development. Our future success in the communications applications market depends in part on our ability to design and produce products that meet the changing needs of customers in this market. We can not assure you that we will be able to regularly develop and introduce products that will be selected by communications applications manufacturers for incorporation into their products.

Competition--Our business is very competitive and increased competition could adversely affect us.
The semiconductor and PC component industries are intensely competitive. Our ability to compete depends heavily upon elements outside our control, such as general economic conditions affecting the semiconductor and PC industries and the introduction of new products and technologies by competitors. Many of our competitors and potential competitors have significant financial, technical, manufacturing and marketing resources. These competitors include major multinational corporations possessing worldwide wafer fabrication and integrated circuit production facilities and diverse, established product lines. Competitors also include emerging companies attempting to obtain a share of the existing market for our current and proposed products. To the extent that our products achieve market acceptance, competitors typically seek to offer competitive products or embark on pricing strategies, which, if successful, could have a material adverse effect on our results of operation and financial condition.

We Depend on the PC Industry--Our business could be adversely affected by decline in the PC market.
A substantial portion of the sales of our products depends largely on sales of PCs and peripherals for PCs. The PC industry is subject to price competition, rapid technological change, evolving standards, short product life cycles and continuous erosion of average selling prices. Should the PC market decline or experience slower growth, then a decline in the order rate for our products could occur. A downturn in the PC market could also affect the financial health of some of our customers, which could affect our ability to collect outstanding accounts receivable from such customers.

We Depend on Outside Wafer Foundries and Assemblers--Our inability to obtain wafers and assemblers could seriously affect our operations.
We currently depend entirely upon third-party suppliers for the manufacture of the silicon wafers from which our finished integrated circuits are manufactured and for the packaging of finished integrated circuits from silicon wafers. We cannot assure you that we will be able to obtain adequate quantities of processed silicon wafers within a reasonable period of time or at commercially reasonable rates. In the past, the semiconductor industry has experienced disruptions from time to time in the supply of processed silicon wafers due to quality or yield problems or capacity limitations. Virtually all of our wafers are manufactured by three outside foundries.. If one or more of these foundries is unable or unwilling to produce adequate supplies of processed wafers on a timely basis, it could cause significant delays and expense in locating a new foundry and redesigning circuits to be compatible with the new manufacturer's processes and, consequently, could have a material adverse effect on our results of operations and financial condition. We also rely entirely upon third parties for the assembly of our finished integrated circuits from processed silicon wafers. We currently rely on four assemblers, two of which produce most of our finished integrated circuits. While we believe that there is typically a greater availability of assemblers than silicon wafer foundries, we could nonetheless incur significant delays and expense if one or more of the assemblers upon which we currently rely are unable or unwilling to assemble finished integrated circuits from silicon wafers.

International Business Activities--Our business could be adversely affected by changes in political and economic conditions abroad.
For the fiscal years 2000, 1999, and 1998, we generated approximately 70.7%, 68.8% and 58.8% of our revenue, respectively, from international markets. These sales were generated primarily from customers in the Pacific Rim region and included sales to foreign corporations, as well as to foreign subsidiaries of U.S. corporations. We estimate that in fiscal year 2000, approximately one-half of our sales in international markets were to foreign subsidiaries of U.S. corporations, with the bulk of them being in Taiwan. In addition, certain of our international sales are to customers in the Pacific Rim region, who in turn sell some of their products to North America, Europe and other non-Asian markets. In addition, two of our wafer suppliers and all of our assemblers are located in the Pacific Rim region. There can be no assurance that the effect of an economic crisis on our suppliers will not impact our wafer supply or assembly operations, or that the effect on our customers in that region will not adversely affect both the demand for our products and the collectibility of our receivables. Our international business activities in general are subject to a variety of potential risks resulting from certain political, economic and other uncertainties including, without limitation, political risks relating to a substantial number of our customers being in Taiwan. Certain aspects of our operations are subject to governmental regulations in the countries in which we do business, including those relating to currency conversion and repatriation, taxation of our earnings and earnings of our personnel, and our use of local employees and suppliers. Our operations are also subject to the risk of changes in laws and policies in the various jurisdictions in which we do business, which may impose restrictions on us. We cannot determine to what extent our future operations and earnings may be affected by new laws, new regulations, changes in or new interpretations of existing laws or regulations or other consequences of doing business outside the U.S. Our activities outside the U.S. are subject to additional risks associated with fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. Additionally, worldwide semiconductor pricing is influenced by currency fluctuations and the devaluation of foreign currencies could have a significant impact on the prices of our products if our competitors offer products at significantly lower prices in an effort to maximize cash flows to finance short-term, dollar denominated obligations; such devaluation could also impact the competitive position of our customers in Taiwan and elsewhere, which could impact our sales. Currently, we do not engage in currency hedging activities as all transactions are denominated in U.S. dollars.

Risks Related to Future Acquisitions--We may make acquisitions, which could subject us to a number of operational risks.
In order to grow our business and maintain our competitive position, we may acquire other businesses in the future. We cannot predict whether or when any acquisitions will occur. Acquisitions commonly involve certain risks, and we cannot assure you that we will make any acquisitions or that any acquired business will be successfully integrated into our operations or will perform as we expect. Any future acquisitions could involve certain other risks, including the assumption of additional liabilities, potentially dilutive issuances of equity securities and diversion of management's attention from other business concerns. Furthermore, we may issue equity securities or incur debt to pay for any future acquisitions.. We may also enter into joint venture transactions. Joint ventures have the added risk that the other joint venture partners may have economic, business or legal interests or objectives that are inconsistent with our interests and objectives. We may also have to fulfill our joint venture partners' economic or other obligations if they fail to do so.

We Depend on Patents, Trade Secrets and Proprietary Technology--Our inability to secure our intellectual property could adversely affect our business.
We hold several patents as well as copyrights, mask works and trademarks with respect to various products and expect to continue to file applications for them in the future as a means of protecting our technology and market position. In addition, we seek to protect our proprietary information and know-how through the use of trade secrets, confidentiality agreements and other similar security measures. With respect to patents, there can be no assurance that any applications for patent protection will be granted, or, if granted, will offer meaningful protection. Additionally, there can be no assurance that competitors will not develop, patent or gain access to similar know-how and technology, or reverse engineer our products, or that any confidentiality agreements upon which we rely to protect our trade secrets and other proprietary information will be adequate to protect our proprietary technology. The occurrence of any such events could have a material adverse effect on our results of operations and financial condition.

Patents covering a variety of semiconductor designs and processes are held by various companies. We have from time to time received, and may in the future receive, communications from third parties claiming that we may be infringing certain of such parties' patents and/or other intellectual property rights. Any infringement claim or other litigation against or by us could have a material adverse effect on our results of operations and financial condition.

Virtually all of our key engineers worked at other companies or at universities and research institutions before joining us. Disputes may arise as to whether technology developed by such engineers was first discovered when they were employed by or associated with other institutions in a manner that would give third parties rights to such technology superior to our rights, if any. Disputes of this nature have occurred in the past, and are expected to continue to arise in the future, and there can be no assurance that we will prevail in these disputes. To the extent that consultants, vendors or other third parties apply technological information independently developed by them or by others to our proposed products, disputes may also arise as to the proprietary rights to such information, which may not be resolved in our favor.

We Depend upon Key Management--Our loss of certain key members of management could negatively impact our business prospects.
We are dependent upon our ability to attract and retain highly skilled technical and managerial personnel. We believe that our future success in developing marketable products and achieving a competitive position will depend in large part upon whether we can attract and retain skilled personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting and retaining the personnel we require to successfully develop new and enhanced products and to continue to grow and operate profitably. Furthermore, retention of scientific and engineering personnel in our industry typically requires us to present attractive compensation packages, including stock option grants.

Product Liability Exposure and Potential Unavailability of Insurance--Some of our products may be subject to product liability claims.
Certain of our custom integrated circuits products are sold into medical markets for applications which include blood glucose measurement devices and hearing aids. In certain cases, we have provided or received indemnities with respect to possible third-party claims arising from these products. Although we believe that exposure to third-party claims has been minimized, there can be no assurance that we will not be subject to third-party claims in these or other applications or that any indemnification or insurance available to us will be adequate to protect us from liability. A product liability claim, product recall or other claim, as well as any claims for uninsured liabilities or in excess of insured liabilities, could have a material adverse effect on our results of operations and financial condition.

Provisions of our charter documents and Pennsylvania law could discourage potential acquisition proposals and could delay, deter or prevent a change in control.
Provisions of our articles of incorporation and by-laws may inhibit changes in control of our company not approved by our board of directors and would limit the circumstances in which a premium may be paid for the common stock in proposed transactions, or a proxy contest for control of the board may be initiated. These provisions provide for:

     . the authority of our board of directors to issue, without shareholder approval, preferred stock with such terms as our board of directors determines;
     .  classified board of directors;
     .  a prohibition on shareholder action through written consents;
     . a requirement that special meetings of shareholders be called only by our chief executive officer or board of directors; and
     .  advance notice requirements for shareholder proposals and nominations.

Subchapter F of Chapter 25 of the Pennsylvania Business Corporation Law of 1988 prohibits certain transactions with a 20% shareholder, an '' interested shareholder,'' for a period of five years after the date any shareholder becomes an interested shareholder unless the interested shareholder's acquisition of 20% or more of the common stock is approved by our board of directors. This provision may discourage potential acquisition proposals and limit the circumstances in which a premium may be paid for our company.

Future sales by our existing shareholders could adversely affect the market price of our common stock.
Future sales of the shares of common stock held by existing shareholders could have a material adverse effect on the market price of our common stock.

    . 51,751,564 shares of common stock held by our existing shareholders will be eligible for sale into the public market, subject to compliance with the resale volume limitations and other restrictions of Rule 144 under the Securities Act, beginning November 20, 2000.

Beginning November 20, 2000, the holders of an aggregate of approximately 51,751,564 shares of common stock will have limited rights to require us to register their shares of common stock under the Securities Act at our expense.

Our stock price could be volatile and could drop unexpectedly.
Historically, stock prices and trading volumes for newly public companies fluctuate widely for a number of reasons, including some reasons that may be unrelated to their businesses or results of operations. This type of market volatility could depress the price of our common stock without regard to our operating performance. In addition, our operating results may be below the expectations of public market analysts or investors. If this were to occur, the market price of our common stock could decrease, perhaps significantly.

Employees
---------

As of July 1, 2000, we had 259 full-time employees, 93 of whom were engaged in research and development, 23 in sales, 17 in marketing and technical support, 36 in finance and administration and 90 in manufacturing support and operations. We have incentive programs to retain our key research and development staff. The senior management team and many other employees own new common stock and options, together representing up to approximately 21% of our common stock on a fully diluted basis.

Item 2.     PROPERTIES

Our corporate headquarters, covering 61,000 square feet, is located in Norristown, Pennsylvania. We purchased this property in September 1992. On January 18, 1999, we entered into an agreement of sale with BET Investments III, L.P. to sell the land and property of our Norristown location for $5.5 million. The sale transaction was completed on April 13, 1999. On January 29, 1999, we signed a lease with BET Investments IV, L.P., the assignee of BET Investments III, L.P., to lease back the Norristown building for a term of eight years commencing upon the closing of the sale, with monthly rent beginning at approximately $51,000 for the first year and progressively increasing each year to approximately $63,000 in the eighth year. We also have a renewal option of three or more years after the initial eight-year term.

We opened a 10,000 square foot design facility in Tempe, Arizona in January 2000. The lease term for this facility is five years with monthly rent beginning at approximately $9,300 for the first year and progressively increasing each year to approximately $10,100 in the fifth year.

We also utilize a facility located in Singapore for testing, warehousing, sales and administration, which consist of 16,000 square feet of space leased pursuant to an agreement, which expire in August 2003. The rent for this facility is approximately $18,000 per month, increasing in December 2000 to approximately $21,000.

In November 1998, we relocated our San Jose operations to a new facility in San Jose with 70,000 square feet of office space pursuant to a new lease agreement, which will expire in December 2008. We believe that this new facility is adequate to meet our requirements going forward. Monthly rent began at $100,100 per month, progressively increasing each year to approximately $130,608 in 2008.

Item 3.     LEGAL PROCEEDINGS

From time to time, various inquiries, potential claims and charges and litigation are made, asserted or commenced by or against us, principally arising from or related to contractual relations and possible patent infringement. We believe that any of these claims currently pending, individually and in the aggregate, have been adequately reserved and will not have any material adverse effect on our consolidated financial position or results of operations, although no assurance can be made in this regard.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     By unanimous written consent of the Company's shareholders effective May 22, 2000, the Company's shareholders resolved to (i) amend and restate the Company's Amended and Restated Articles of Incorporation in their entirety, (ii) amend and restate the Company's Amended and Restated By-laws in their entirety,
(iii) elect Henry Boreen, Prescott Ashe and David Dominik, Hock E. Tan, Michael
A. Krupka and John Howard as directors of the Company, (iv) approve an indemnification agreement by and among the Company and its officers and directors, (v) approve and adopt the Company's 2000 Long Term Equity Incentive Plan, (vi) approve and adopt the Company's 2000 Employee Stock Purchase Plan,
(vii) approve and adopt the Company's Audit Committee Charter and (viii) approve, confirm and ratify all of the lawful acts and proceedings of the directors of the Company, for and on behalf of the Company, taken in connection with the IPO.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Our common stock is traded in the over-the-counter market on the Nasdaq National Market System under the symbol ICST. Below are the quarterly high and low closing sale prices of our common stock for the fiscal years ended 2000, commencing on May 23, 2000, the day that our common stock commenced trading following our initial public offering, as reported by The Nasdaq Stock Market. Although our common stock was publicly traded before we completed our going private transaction in May 1999, due to the intervening recapitalizations, our capital structure before the recapitalization is not directly comparable to our current capital structure. As a result, the presentation of common stock trading prices from before the recapitalization is not considered meaningful.

                                                        Fiscal 2000
                                                  ----------------------
                                                     High         Low
                                                  ----------------------
     First quarter ended Oct 2                        --            --
     Second quarter ended Jan 1                       --            --
     Third quarter ended Apr 1                        --            --
     Fourth quarter ended Jul 1*                  19.375        10.125
     * Commencing May 23, 2000, the day our common stock began trading on the Nasdaq Stock Market.

In December of 1999, we issued 5.6 million shares of $2.36 par value preferred stock to Intel Corp, in exchange for $13.5 million. The sale of these securities was exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act. The investor represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities issued in such transaction. The investor had adequate access, through its relationships with us, to information about us.

On May 22, 2000, we completed our initial public offering of 12,500,000 shares of common stock. The shares were registered pursuant a Registration Statement on Form S-1, registration number 333-33318, which was declared effective by SEC on May 22, 2000. All of the shares registered were sold in the offering for an aggregate offering price of $162.5 million. The managing underwriters in the offering were Credit Suisse First Boston, Robertson Stephens, Lehman Brothers, Bear, Stearns & Co. Inc. and Pennsylvania Merchant Group. Total underwriting discounts and commissions were $11.0 million, and total offering expenses were approximately $5.4 million, which included a pay-out of our advisory agreements of $2.7 million to Bain Capital and Bear, Stearns and Company. After underwriting fees and other offering expenses, our initial public offering generated net proceeds of 146.1 million. The net proceeds, together with $10.0 million from our new credit facility and cash on hand, was used for the following purposes:

     --------------------------------------------------------------------------------------------
     Purpose                                                                 Amount of Proceeds
                                                                               (in millions)
     --------------------------------------------------------------------------------------------
     Repurchase of Outstanding Senior Subordinated Notes                     $ 93.0
     --------------------------------------------------------------------------------------------
     Payment of Prepayment Premiums and Unpaid Interest  on                  $ 15.9
     Outstanding Senior Subordinated Notes
     --------------------------------------------------------------------------------------------
     Repayment of Outstanding Senior Credit Facility Obligations             $ 57.5
     --------------------------------------------------------------------------------------------

Of the amount owed under our outstanding senior credit facility obligations, approximately 12% was owed to an investment fund advised by Sankaty Advisors, Inc., an affiliate of Bain Capital. In addition, approximately 15% of the outstanding indebtedness was owed to Credit Suisse First Boston, an affiliate of Credit Suisse First Boston Corporation, one of our underwriters.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                               Five Year Summary
                   (In thousands, except for per share data)

                                                                             Year Ended
                                                      ----------------------------------------------------------
                                                         July 1,    July 3,     June 27,   June 28,   June 29,
                                                          2000        1999       1998       1997       1996
                                                      ----------------------------------------------------------
Consolidated Statement of Operations Data:
Revenue:
   Core                                               $  148,842   $ 107,710    $  90,622  $  63,280   $  52,714
   Non-core                                               16,679      31,353       70,012     41,079      38,616
Total revenue                                         $  165,521   $ 139,063    $ 160,634  $ 104,359   $  91,330
Gross Margin                                              99,398      74,567       71,775     45,222      36,482
Research and development                                  24,848      21,316       19,797     13,521      10,547
Special charges (1)                                           --      15,051           --     11,196       3,257
Operating income                                          50,946      18,406       32,300      4,851       4,025
Income (loss) from continuing operations                  31,370      23,043       21,375     (7,510)      4,636
Loss from discontinued operations (2)                         --          --           --       (909)       (721)
Loss from extraordinary item (3)                         (16,638)         --           --         --          --
Net income (loss)                                         14,732      23,043       21,375     (8,419)      3,915

Diluted income per share (4)                          $     0.30   $    0.86    $    0.96  $   (0.43)  $    0.20
Weighted average shares outstanding (diluted) (4)         49,871      26,277       22,264     19,439      19,639

                                                         July 1        July 3     June 27    June 28     June 29
                                                          2000          1999       1998        1997       1996
                                                      -----------------------------------------------------------
Consolidated Balance Sheet Data:
Working capital                                       $   57,104   $  26,910    $  65,113  $  48,260   $  48,023
Total assets                                             101,219      87,795      108,009     90,622      87,570
Long-term debt, less current portion (5)                     835     169,000        1,380      1,503       1,631
Shareholders' equity (deficit) (5)                        68,920    (106,912)      89,768     70,147      69,164

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     1) In connection with the recapitalization, we recorded a compensation charge of $15.1 million related to the accelerated vesting, cash-out and conversion of employee stock options. On February 28, 1997, we acquired all of the capital stock of MicroClock. The acquisition was accounted for under the purchase method of accounting and resulted in a charge of $11.2 million related to the write-off of in-process research and development costs. In fiscal 1996, we recorded a charge of $1.8 million for a facility closing and a $1.5 million write-off of in-process research and development costs in connection with our Turtle Beach subsidiary acquisition of ValueMedia.
     2) In fiscal 1997, we sold our subsidiary, ARK Logic. Accordingly, we presented ARK Logic as a discontinued operation and all prior year periods were restated to reflect this presentation.
     3)  Represents an extraordinary charge of $16.6 (net of tax) relating to
         (a) prepayment penalty, totaling $9.5 million (net of tax), associated with the repurchase of the aggregate outstanding principal amount of our senior subordinated notes and (b) the elimination of deferred financing costs, totaling $7.2 million (net of tax) associated with the repayment of our senior subordinated notes and senior credit facility
         (c) purchase of $2.0 million of our senior subordinated notes below par in September, resulting in a gain of $36,000 net of income taxes (d) purchase of $5.0 million of our senior subordinated notes below par in November resulting in a gain of $134,000 net of income taxes.
     4) Diluted income per share and weighted average shares outstanding-diluted have been adjusted to reflect the 1.6942-to-1 common stock-split that occurred as of the pricing date of the initial public offering for all periods shown.
     5) On May 11, 1999, we merged with ICS Merger Corp., a transitory merger company formed and wholly owned by the affiliates of Bain Capital Inc. and Bear, Stearns and Company Inc. (the "Equity Investors"). We refer to this event as the recapitalization. We issued $100.0 million in aggregate principal amount of senior subordinated notes in connection with the recapitalization and entered into a $95.0 million senior credit facility.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a worldwide leader in the design, development and marketing of silicon timing devices for a number of high-growth application segments. Our silicon timing devices are used in a variety of consumer and business electronics such as personal computers, or PCs, digital cameras, digital set-top boxes, PC peripherals and DVD players. Our products are increasingly being used in various communications applications including routers, switches, fiber optics, cable modems and ADSL equipment. Silicon timing devices are integrated circuits that emit timing signals or pulses required to sequence and synchronize electronic operations to ensure that information is interpreted at the right time and speed. All digital devices require a timing signal and those with any degree of complexity require silicon timing devices to time and synchronize their various operations.

We currently operate through two product groups: our core silicon timing business (Clocks), which includes products sold to the consumer and business electronics and communications equipment industries, and our non-core business (Non-Clocks), which includes integrated circuits called transceivers used primarily to receive and transmit electronic data between PCs in networking applications and custom mixed-signal integrated circuits that combine analog and digital technology. While our core silicon timing business continues to grow, we expect that the contribution from our non-core business will decline over time. Substantially all of our research and development investment, as well as our marketing and sales efforts, are focused, and will continue to focus, on our core silicon timing business. Prices for our products are predominantly a function of their position in the product life cycle, design complexity, competitive environment, the price of alternative solutions such as crystal oscillators and overall market demand. We recognize revenue upon shipment, and substantially all of our sales are made on the basis of purchase orders rather than long-term agreements.

Significant Transactions

Initial Public Offering.
On May 22, 2000, we completed our initial public offering (IPO) of 12.5 million shares of our common stock. We used the net proceeds of this initial offering to repay our bank debt, close our tender offer for our subordinated notes and pay the fees and expenses associated with the offering and the tender offer.

The Recapitalization
In the recapitalization on May 11, 1999, affiliates of Bain Capital, an affiliate of Bear Stearns and Co., Inc. and certain members of management made an aggregate equity investment in our company of approximately $50 million as part of agreements to redeem and purchase all of our outstanding shares of common stock and vested options for consideration (including fees and expenses) totaling $294.4 million.

Sale of Certain Assets from our Non-Core Business
On February 18, 1999, we sold certain intellectual property and equipment of our non-core data communications business to 3Com Corporation for $16.0 million in cash. We decided to eliminate our ongoing investment in this business in order to focus on our core silicon timing business. We believe our core product groups will continue to experience stronger growth and higher margins, as well as represent a more favorable risk profile than our non-core business. Most importantly, we believe we have several competitive advantages in our core product groups that will enable us to sustain our leadership positions in these markets.

The sale of certain assets from our non-core business benefits us by permanently eliminating certain costs associated with research and development while at the same time allowing us to retain the right to sell certain of our existing transceiver products over their remaining product life cycles. While revenue from this product group will decline over the next few years, this sale allows us to optimize this product group's cost structure and profit contribution while these products continue to be sold.

Growth in our business is being driven by our core silicon timing business. Recent successes in the consumer and business electronics market, particularly with our PC motherboards and digital set-top boxes, as well as our emerging presence in communications equipment products, have helped drive this growth. Our gross margin improvement in fiscal 2000 reflects our increasing volumes, sales of higher margin products, cost savings at our third party fabrication and assembly facilities and savings achieved by taking our testing procedures in-house at our Singapore testing facility.

Annual Results of Operations

The following table sets forth statement of operations line items as a percentage of total revenue for the periods indicated and should be read in conjunction with the Consolidated Financial Statements and notes thereto.

                    (Expressed as a percentage of total revenue)

                                                                                         Year Ended
                                                                              ------------------------------
                                                                               July 1,   July 3,   June 27,
                                                                                2000      1999       1998
                                                                              ------------------------------
        Revenue                                                                 100.0%    100.0%     100.0%
          Core                                                                   89.9      77.5       56.4
          Non-Core                                                               10.1      22.5       43.6
        Gross margin:                                                            60.1      53.6       44.7
          Research and development expense                                       15.0      15.3       12.3
          Selling, general and administrative expense                            14.3      14.3       12.3
          Non-recurring special charge                                             --      10.8         --
                                                                              ------------------------------
        Operating income                                                         30.8      13.2       20.1
          Interest and other income                                               0.7       1.6        1.2
          Interest expense                                                      (10.0)     (2.1)        --
          Gain on sale of assets                                                   --       7.7         --
                                                                              ------------------------------
        Income  before income taxes from continuing operations                   21.5      20.4       21.3
          Income tax expense                                                      2.6       3.8        8.0
                                                                              ------------------------------
        Income  from continuing operations                                       18.9      16.6       13.3
        Extraordinary item                                                      (10.0)       --         --
                                                                              ------------------------------
        Net income                                                                8.9%     16.6%      13.3%
                                                                              ==============================

Fiscal Year 2000, as Compared to Fiscal Year 1999
Total revenue for fiscal year ended July 1, 2000, increased by $26.4 million to $165.5 million as compared to the similar period in the previous year. The increase is primarily due to the increase in revenue generated by our core silicon timing business. The core silicon timing revenue increased by $41.1 million to $148.8 million for the year ended July 1, 2000, as compared to the prior year period. The increase is principally attributable to strong demand for our PC motherboard and digital set-top box products. We have also begun shipment of products to the communications equipment industry. Core revenue contributed approximately 89.9% of consolidated revenue for fiscal 2000, which represented an increase from 77.5% for the prior year period. Non-core revenue decreased by $14.7 million to $16.7 million for the year ended July 1, 2000, as compared to the prior year period. Non-core revenue represented approximately 10.1% of total revenue in the fiscal year 2000, as compared to 22.5% in the prior year period. This is primarily due to shifting the focus to the core silicon timing business. Foreign revenue (which includes shipments of integrated circuits to foreign companies as well as offshore subsidiaries of US multinational companies) was 70.7% of total revenue for fiscal 2000 as compared to 68.8% of total revenue in the prior year period. While the percentage increase reflected growing sales to the Pacific Rim markets, certain of our international sales were to customers in the Pacific Rim, which in turn sold some of their products to North America, Europe and other non-Asian markets.

Despite a significant increase in total revenues, cost of sales only increased $1.6 million to $66.1 million for fiscal 2000, as compared to the prior year period, due to material cost savings in the manufacturing processes, cost savings from our in-house testing and favorable product mix trends. Cost of sales as a percentage of total revenue was 39.9% for fiscal 2000 as compared to 46.4% in the prior year period.

Research and development expense increased $3.5 million to $24.8 million for fiscal 2000 from $21.3 million in the prior year period. As a percentage of revenue, research and development decreased to 15.0% as compared to 15.3% in fiscal 1999. Continued emphasis on research and development has contributed to the increase in expense with greater spending in research and development for the core silicon timing business which includes our expansion into supporting networking, telecommunications, workstations and server applications. This increase is slightly offset by the decreased expenses for the non-core business. This increased expense represented a lower percentage of revenue due to the significant increase in sales during fiscal 2000.

Selling, general and administrative expense, including goodwill amortization and management fees, increased $3.8 million to $23.6 million for fiscal 2000 as compared to the prior year period. The increase is primarily due to an individual payment of $500,000 of court costs and fees in October 1999, and a one-time $2.3 million payment in connection with a recently settled lawsuit involving the establishment of our Phoenix design center. As a result of the recapitalization in May 1999, we entered into a consulting agreement with both Bain Capital and Bear Stearns and incurred management fees for fiscal year ended July 1, 2000 equal to $0.9 million, or 0.6% of revenue. As a result of the initial public offering, we paid $2.7 million to terminate these consulting agreements. There was no management fee in the prior year period. As a percentage of total revenue, selling, general and administrative expenses remained flat at 14.3% of revenue as compared to the prior year period. Goodwill amortization also remained flat at $0.2 million for both periods presented.

In dollar terms, operating income was $50.9 million in fiscal 2000 compared to $18.4 million in the prior year period. Expressed as a percentage of revenue, operating income was 30.8% and 13.2% in fiscal 2000 and fiscal 1999, respectively. Fiscal 1999 include a special charge of $15.1 million relating to the vesting of outstanding options arising from the recapitalization. Accordingly, operating income before special charges was 24.0% of revenue in fiscal year 1999.

Interest and other income was $1.2 million for fiscal year ended July 1, 2000 and $12.9 million in the prior year period. Interest income decreased as a result of lower cash balances available for investing. In the third quarter of fiscal year 1999, we sold intellectual property and engineering hardware and software related to its data communications product line to 3Com Corporation for approximately $16.0 million in cash, resulting in a gain of approximately $10.7 million.
Interest expense was $16.5 million in fiscal 2000 and $3.0 million in fiscal 1999. The increase in interest expense is attributable to the financing obtained in connection with our May 1999 recapitalization.

In connection with the Initial Public Offering, we paid down all the outstanding debt, which we had incurred as a result of the May 1999 recapitalization. As a result, we recorded extraordinary losses on the early extinguishments of debt resulting from the write-off of debt issuance costs and the incurrence of prepayment penalties associated with the repurchase of our senior subordinated notes of $11.7 million and $15.4 million ($7.2 million and $9.5 million net of tax), respectively. There were no extraordinary items in the prior year period. We purchased $2.0 million of our senior subordinated notes below par in September, resulting in a gain of $36,000 net of income taxes, and $5.0 million below par in November resulting in a gain of $134,000 net of income taxes.

Our effective tax rate related to income from continuing operations was 11.9% and 18.8% for fiscal years 2000 and 1999, respectively. The effective tax rate for fiscal years 2000 and 1999 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income for five years. The significant decrease from fiscal years 1999 to 2000 is the result of the profitability of the Singapore operations being larger than the domestic operations in fiscal year 2000. We do not currently calculate deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be a $12.8 million liability as of July 1, 2000.

Fiscal Year 1999 as compared to Fiscal Year 1998
We achieved revenue of $139.1 million in fiscal year 1999, as compared to $160.6 million in fiscal year 1998. This decrease in fiscal year 1999 revenue was attributable to a decrease in revenue from the non-core product lines.

The core component revenue increased $17.1 million to $107.7 million for fiscal year 1999 as compared to the prior year. The increase is attributable to strong demand from PC motherboard OEM customers. Core products contributed approximately 77.5% and 56.4% of total revenue in fiscal years 1999 and 1998, respectively. In fiscal 1999 we were involved in the design of frequency timing generators, or FTGs, a form of silicon timing device, for the next generation of PC motherboards. In particular, our FTGs are being used for the Pentium III (high-end motherboard), Whitney (sub-$1,000 PC motherboard) and Mobile BX (new notebook motherboard) platforms, all of which were released in calendar 1999. We continue to develop products for our existing clients and expand into high performance timing solutions supporting networking, communication, workstation and server applications.

Our non-core component revenue represented approximately 22.5% of total revenue in fiscal year 1999, as compared to 43.6% in fiscal year 1998. This is due to the decreased market share from network system suppliers of the single chip 10/100-Mb transceivers. In fiscal year 1998, we shifted our focus away from the transceiver market to our core business. We sold certain intellectual property and equipment of our non-core business to 3Com Corporation on February 18, 1999, but will still continue to sell and support existing and the next generation Fast Ethernet transceiver products.

Foreign revenue, which resulted primarily from sales to offshore customers was 68.8% and 58.8% of total revenue in fiscal years 1999 and 1998, respectively. While the percentage increase reflected growing sales to the Pacific Rim markets, certain of our international sales were to customers in the Pacific Rim region who in turn sold some of their products to North America, Europe and other non-Asian markets. Our sales are denominated in U.S. dollars.

Cost of sales as a percentage of total revenue was 46.4% in fiscal year 1999, as compared to 55.3% in fiscal year 1998. We have continued to realize material cost savings in the manufacturing processes. We have received price reductions from their subcontractors and are also realizing savings from our internal testing site in Singapore. These cost savings and favorable product mix trends have helped to improve our gross margin.

Research and development expense expressed as a percentage of revenue was 15.3% in fiscal year

1999, as compared to 12.3% in fiscal year 1998. In dollar terms, research and development spending increased 7.7% from fiscal year 1998 to 1999. The increase is attributable to a compensation charge of $1.3 million arising from the modifications of stock options owned by certain employees affected by the sale of assets to 3Com. As a result of the sale of assets to 3Com, we expect that there will be savings in research and development expenses, which will be offset by additional expenses incurred to support our expansion into high performance clocking solutions supporting networking, communication, workstation and server applications.

Selling, general and administration expense, including goodwill amortization, was 14.3% and 12.3% of total revenues in fiscal years 1999 and 1998, respectively. In monetary terms, expenses have increased 0.6% from fiscal year 1998 to fiscal year 1999. The increase from 1998 to 1999 represents increased charges for the proxy contest relating to our annual shareholders' meeting. We were faced with a proxy contest that was waged by our former Chief Executive Officer. As a result of the proxy contest, we incurred mailing, legal and printing costs of approximately $0.8 million for our annual meeting, in excess of those historically incurred for routine and annual shareholders' meetings, during both the second and third quarters of fiscal year 1999. This was offset by the decrease in variable selling expenses as a result of decreased revenues.

In connection with the recapitalization, we recorded a compensation charge of $15.1 million related to the accelerated vesting, cash-out and conversion of employee stock options.

Expressed as a percentage of revenue, operating income was 13.2% and 20.1% in fiscal years 1999 and 1998, respectively. In dollar terms, operating income was $18.4 million in fiscal year 1999 compared to $32.3 million in fiscal year 1998. Fiscal year 1999 includes a special charge of $15.1 million relating to the vesting of outstanding options arising from the recapitalization. Accordingly, operating income before special charges was 24.0% of revenue in fiscal year 1999 as compared to 20.1% in fiscal year 1998.

In the third quarter of fiscal year 1999, we sold intellectual property and engineering hardware and software from our non-core product line to 3Com Corporation for $16.0 million in cash. We recognized $10.7 million as the gain on the sale.

Interest and other income was $2.2 million in fiscal year 1999 and $2.0 million in fiscal year 1998. Interest income increased as a result of higher cash balances available for investing.

Interest expense was $3.0 million in fiscal year 1999 and $0.1 million in fiscal year 1998. The increase in interest expense is attributable to the financing obtained in connection with the recapitalization.

Our effective tax rate related to income from continuing operations was 18.8% and 37.5% for fiscal years 1999 and 1998, respectively. The effective tax rate for fiscal years 1999 and 1998 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income for five years. The significant decrease from fiscal years 1998 to 1999 is the result of the profitability of the Singapore operations being larger than the domestic operations. We do not currently calculate deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be a $4.3 million liability.

Fiscal year 1999 reflects a net income of $23.0 million as compared to a net income of $21.4 million for fiscal year 1998. Excluding special charges, however, net income for fiscal year 1999 would have been $32.8 million. The changes in income are disclosed in the previous paragraphs.

Liquidity and Capital Resources
At July 1, 2000, our principal sources of liquidity included cash and investments of $29.2 million as compared to the July 3, 1999 balance of $9.6 million. Net cash provided by operating activities was $18.5 million in fiscal 2000, as compared to $24.7 million in the prior year period. The cash provided by operating activities decrease is primarily due to the premiums paid for prepayment of our senior subordinated debt. Our days sales outstanding decreased from 49 days in the fourth quarter of fiscal 1999 to 48 days in the fourth quarter of fiscal 2000, while inventory turns decreased from 7.28 times in fiscal 1999 to 6.96 times in the fiscal 2000.

Purchases for property and equipment were $4.4 million in fiscal 2000 as compared to $7.7 million in the prior year period. The decrease is primarily due to our relocation into our new facility in San Jose during the second quarter of fiscal 1999. Purchases of property and equipment during fiscal 2000 in the amount of $3.0 million were invested in the start-up of our new Arizona facility. In fiscal 2000, Chartered Semiconductor PTE repaid $5.4 million, extinguishing the balance outstanding for the first purchase commitment. The purchase commitment made during fiscal 1999 expires December 31, 2000, and accordingly, the remaining balance of $9.9 million is recorded as a current asset.

On May 22, 2000, we completed our initial public offering (IPO) of 12.5 million shares of our common stock. We used the net proceeds of this initial offering to repay our bank debt, close our tender offer for subordinated notes, pay the fees and expenses associated with the offering and the tender offer.

In connection with the initial public offering, we paid down all of our outstanding debt that we had incurred as a result of the May 1999 recapitalization. We purchased $2.0 million of our senior subordinated notes below par in September, resulting in a gain of $36,000 net of income taxes, and $5.0 million below par in November, resulting in a gain of $134,000 net of income taxes.

In June 2000, we secured a $30 million revolving credit facility with a commercial bank. The facility expires in June 2002, with an option, at the bank's sole discretion, to extend the facility for additional period and is subject to certain covenants, including the maintenance of certain financial ratios. At July 1, 2000, we were in compliance with the revolving credit facility covenants. As of July 1, 2000, we had $10.0 million outstanding under this agreement. Advances under the revolving credit facility bear interest at LIBOR plus an applicable margin (7.65% at July 1, 2000).

We believe that the funds expected to be generated from our operations and borrowings under our new revolving credit facility will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Thereafter, we may need to raise additional funds in future periods to fund our operations and potential acquisitions. We may also consider conducting future equity or debt financings if we perceive an opportunity to access the capital markets on a favorable basis, within the next twelve months or thereafter. Any such additional financing, if needed, might not be available on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and results of operations. If additional funds were raised through the issuance of equity securities or convertible debt securities, the percentage of ownership of our shareholders would be reduced. Furthermore, such equity securities or convertible debt securities might have rights, preferences or privileges senior to our common stock.

Inflation
Inflation has not had a significant impact on our results of operations.

New Accounting Pronouncements
In June 1998, the FASB issued SFAS No. 133, " Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, " Accounting for Derivative Instruments and Hedging Activities," which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. We will adopt the requirements of this statement in our first fiscal quarter in fiscal year 2001. We do not believe that the adoption of this statement will have a material impact on our future operating results.

In December 1999, the Securities and Exchange Commission ("SEC") issued staff accounting bulletin No. 101 "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The subsequent issuance of SAB 101A and SAB 101B has deferred the timing of the adoption of the requirements until the fourth quarter of fiscal year 2001. We believe that the adoption of SAB 101 will not have a material effect on our business, financial position or results of operations.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exposures

Our sales are denominated in U.S. dollars, accordingly, we do not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in exchange rates would not have a material impact on our future operating results or cash flows.

Interest Rate Risk

Because our obligations under the bank credit facility bear interest at variable rates, we are sensitive to changes in prevailing interest rates. We currently do not engage in interest rate hedging activities. We manage our interest rate risk by maintaining a low variable debt balance.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Reports                                    24
Consolidated Balance Sheets - July 1, 2000 and July 3, 1999 26 Consolidated Statements of Operations -- Three Years Ended
      July 1, 2000, July 3, 1999 and June 27, 1998               27
Consolidated Statements of Stockholders' Equity -
      Three Years Ended July 1, 2000, July 3, 1999 and June
      27, 1998                                                   28
Consolidated Statements of Cash Flows -- Three Years Ended
      July 1, 2000, July 3, 1999 and June 27, 1998               29
Notes to Consolidated Financial Statements                       31

                       Report of Independent Accountants

To the Board of Directors and Shareholders of Integrated Circuit Systems, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Integrated Circuit Systems, Inc. and its subsidiaries at July 1, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
Philadelphia, PA
July 28, 2000

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Integrated Circuit Systems, Inc.:

     We have audited the accompanying consolidated balance sheet of Integrated Circuit Systems, Inc. and subsidiaries as of July 3, 1999, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years ended July 3, 1999 and June 27, 1998. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Circuit Systems, Inc. and subsidiaries as of July 3, 1999, and the results of their operations and cash flows for each of the years ended July 3, 1999 and June 27, 1998, in conformity with generally accepted accounting principles.


KPMG LLP
Philadelphia, Pennsylvania
August 4, 1999

                        Integrated Circuit Systems, Inc.
                          Consolidated Balance Sheets
                                 (In thousands)

                                                                             July 1,              July 3,
Assets                                                                        2000                  1999
                                                                      ---------------------------------------
Current Assets:
     Cash and cash equivalents                                                  $  28,940           $   9,285
     Marketable securities                                                            282                 288
     Accounts receivable, net                                                      23,660              18,120
     Inventory, net                                                                10,718               8,736
     Deferred income taxes                                                          2,143               8,644
     Prepaid income taxes                                                           9,358                  --
     Prepaid assets                                                                 1,228                 797
     Other assets                                                                     820                 523
     Current portion of deposit on purchase contracts                               9,877               3,973
                                                                      ---------------------------------------
          Total current assets                                                     87,026              50,366
Property and equipment, net                                                        13,058              12,127
Deferred financing costs, net                                                          --              12,767
Deposits on purchase contracts                                                         --              11,348
Other assets                                                                        1,135               1,187
                                                                      ---------------------------------------
          Total assets                                                          $ 101,219           $  87,795
                                                                      =======================================
Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
     Note payable to bank                                                       $  10,000           $      --
     Current portion of long-term debt                                                435               1,030
     Accounts payable                                                              13,408              10,258
     Accrued salaries and bonuses                                                   2,267               2,056
     Accrued expenses and other current liabilities                                 3,812               5,639
     Income taxes payable                                                              --               4,473
                                                                      ---------------------------------------
          Total current liabilities                                                29,922              23,456
Long-term debt, less current portion                                                  835             169,000
Deferred income taxes                                                                 734                 789
Other liabilities                                                                     808               1,462
                                                                      ---------------------------------------
          Total liabilities                                                        32,299             194,707
                                                                      ---------------------------------------

Commitments and contingencies
Shareholders' Equity (Deficit):
     Preferred stock, authorized 5,000 shares, none issued                             --                  --
     Common stock, $0.01 par, authorized 300,000: issued
       64,269  shares as July 1, 2000                                                 643                  --
     Class A common stock, $0.01 par, authorized 45,743;
       issued and outstanding 26,452 shares as July 3, 1999                            --                 264
     Class B common stock, $0.01 par, authorized 11,859;
       issued and outstanding 9,577 shares as July 3, 1999                             --                  96
     Class L common stock, $0.01 par, authorized 5,083;
       issued and outstanding 4,003 shares as July 3, 1999                             --                  40
     Additional paid in capital                                                   199,018              34,556
     Accumulated deficit                                                         (126,687)           (141,413)
     Notes receivable                                                                (286)               (455)
     Deferred compensation                                                         (3,768)                 --
                                                                      ---------------------------------------
     Total shareholders' equity (deficit)                                          68,920            (106,912)
                                                                      ---------------------------------------
          Total liabilities and shareholders' equity (deficit)                  $ 101,219           $  87,795
                                                                      =======================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       Integrated Circuit Systems, Inc.
                     Consolidated Statements of Operations
                                (In thousands)

                                                                                          Year Ended
                                                                    ---------------------------------------------------
                                                                          July 1,           July 3,         June 27,
                                                                           2000              1999            1998
                                                                    ---------------------------------------------------
Revenue                                                                     $ 165,521         $ 139,063       $ 160,634
Cost and expenses:
   Cost of sales                                                               66,123            64,496          88,859
   Research and development                                                    24,848            21,316          19,797
   Selling, general and administrative                                         22,463            19,560          19,444
   Special charges- Compensation Costs                                             --            15,051              --

    Management fee                                                                906                --              --
    Goodwill amortization                                                         235               234             234
                                                                    ---------------------------------------------------
      Operating income                                                         50,946            18,406          32,300

Gain on sale of assets                                                             --           (10,734)             --
Interest and other income                                                      (1,200)           (2,178)         (1,984)
Interest expense                                                               16,532             2,955              64
                                                                    ---------------------------------------------------
  Income before income taxes and extraordinary items                           35,614            28,363          34,220

Income tax expense                                                              4,244             5,320          12,845
                                                                    ---------------------------------------------------
  Income before extraordinary items                                            31,370            23,043          21,375
Extraordinary Items:
   Early extinguishment of debt, net of $10.3 taxes                           (16,638)               --              --
                                                                    ---------------------------------------------------
Net income                                                                  $  14,732         $  23,043       $  21,375
                                                                    ===================================================

Basic net income  per share:
Income before extraordinary items                                           $    0.79         $    0.87       $    1.02
Loss from extraordinary items                                                   (0.42)               --              --
                                                                    ---------------------------------------------------
Net Income                                                                  $    0.37         $    0.87       $    1.02
                                                                    ===================================================

Diluted net income  per share:
Income before extraordinary items                                           $    0.63         $    0.86       $    0.96
Loss from extraordinary items                                                   (0.33)               --              --
                                                                    ---------------------------------------------------
Net Income                                                                  $    0.30         $    0.86       $    0.96
                                                                    ===================================================

Weighted average share outstanding - basic                                     39,843            25,812          20,912
Weighted average share outstanding - diluted                                   49,871            26,277          22,264

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
                       Integrated Circuit Systems, Inc.
           Consolidated Statements of Shareholders' Equity (Deficit)
--------------------------------------------------------------------------------
                                (in thousands)

                              Common     Common                       Preferred   Preferred
                              Stock      Stock     Class A   Class A   Class A     Class A   Class B   Class B  Class L  Class L
                              Shares     Amount    Shares    Amount     Shares     Amount    Shares    Amount   Shares   Amount
                           ------------------------------------------------------------------------------------------------------
Balance at June 28,
 1997                         21,084   $ 45,366         --   $    --         --    $     --        --  $    --       --  $    --
Shares issued upon
 exercise of stock
 options                       1,108      7,014         --        --         --          --        --       --       --       --
 Tax benefits related to
  stock options                   --      4,224         --        --         --          --        --       --       --       --
 Purchase of common
  stock                           --         --         --        --         --          --        --       --       --       --
 Net income                       --         --         --        --         --          --        --       --       --       --
                           ------------------------------------------------------------------------------------------------------
Balance at June 27, 1998      22,192     56,604         --        --         --          --        --       --       --       --
 Shares issued upon
  exercise of stock
  options                        159      1,105         --        --         --          --        --       --       --       --
 Tax benefits related to
  stock options                   --        234         --        --         --          --        --       --       --       --
 Purchase of common
  stock                           --         --         --        --         --          --        --       --       --       --
 Recapitalization            (13,193)   (57,943)    15,613       156         --          --     5,653       57    2,363       24
 Effect of stock split        (9,158)        --     10,839       108         --          --     3,924       39    1,640       16
 Net income                       --         --         --        --         --          --        --       --       --       --
                           ------------------------------------------------------------------------------------------------------
Balance at July 3, 1999           --         --     26,452       264         --          --     9,577       96    4,003       40
 Shares issued upon
  exercise of stock
  options                         --         --      2,067        20         --          --        --       --        3       --
 Tax benefits related to
  stock options                   --         --         --        --         --          --        --       --       --       --
 Retirement of stock              --         --        (76)       (1)        --          --        --       --       (8)      --
 Initial Public Offering      64,269        643    (28,443)     (283)    (3,367)    (13,467)   (9,577)     (96)  (3,998)     (40)
 Net income                       --         --         --        --         --          --        --       --       --       --
 Deferred compensation            --         --         --        --         --          --        --       --       --       --
 Investment into the              --         --         --        --      3,367      13,467        --       --       --       --
Company
 Other                            --         --         --        --                               --       --       --       --
                           ------------------------------------------------------------------------------------------------------
Balance at July 1, 2000       64,269   $    643         --   $    --         --    $     --        --  $    --       --  $    --
                           ======================================================================================================

                                                                                            (Accumulated)      Total
                                           Deferred    Additional                              Deficit)/     Shareholders'
                                 Notes      Compen-      Paid in     Treasury     Treasury     Retained        Equity
                              Receivable    sation       Capital       Stock       Shares      Earnings      (Deficit)
                           ----------------------------------------------------------------------------------------------
Balance at June 28,
 1997                      $          --   $     --    $      --     $ (3,749)        (286) $     28,531    $     70,148
Shares issued upon
 exercise of stock
 options                              --         --           --           --           --            --           7,014
 Tax benefits related to
  stock options                       --         --           --           --           --            --           4,224
 Purchase of common
  stock                               --         --           --      (12,993)        (488)           --         (12,993)
 Net income                           --         --           --           --           --        21,375          21,375
                           ----------------------------------------------------------------------------------------------
Balance at June 27, 1998              --         --           --      (16,742)        (774)       49,906          89,768
 Shares issued upon
  exercise of stock
  options                             --         --           --           --           --            --           1,105
 Tax benefits related to
  stock options                       --         --           --           --           --            --             234
 Purchase of common
  stock                               --         --           --       (3,016)        (229)           --          (3,016)
 Recapitalization                   (455)        --       34,719       19,758        1,003      (214,362)       (218,046)
 Effect of stock split                --         --         (163)          --           --            --              --
 Net income                           --         --           --           --           --        23,043          23,043
                           ----------------------------------------------------------------------------------------------
Balance at July 3, 1999             (455)        --       34,556           --           --      (141,413)       (106,912)
 Shares issued upon
  exercise of stock
  options                             --         --           53           --           --            --              73
 Tax benefits related to
  stock options                       --         --          301           --           --            --             301
 Retirement of stock                  --         --         (234)          --           --            --            (235)
 Initial Public Offering              --         --      160,341           --           --            --         147,098
 Net income                           --         --           --           --           --        14,732          14,732
 Deferred compensation                --     (3,979)       3,979           --           --            --              --
 Investment into the                  --         --           --           --           --            --          13,467
Company
 Other                               169        211           22           --           --            (6)            396
                           ----------------------------------------------------------------------------------------------
Balance at July 1, 2000    $        (286)  $ (3,768)   $ 199,018     $     --           --  $   (126,687)   $     68,920
                           ==============================================================================================

     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

================================================================================
                       Integrated Circuit Systems, Inc.
                     Consolidated Statements of Cash Flows
================================================================================
                                (In thousands)

                                                                                         Year Ended
                                                                            -------------------------------------
                                                                               July 1,     July 3,     June 27,
                                                                                2000        1999        1998
                                                                            -------------------------------------
Cash flows from operating activities:
   Net income                                                                 $  14,732   $   23,043  $   21,375
   Adjustments to reconcile net income to net cash provided
   by operating activities:
      Depreciation and amortization                                               4,692        4,965       4,579
      Amortization of deferred finance charge                                     1,494          203          --
      Amortization of bond premiums                                                   7          (78)         (2)
      Amortization of deferred compensation                                         234           --          --
      Loss on sale of assets                                                         17      (10,374)        633
      Payment of deferred compensation                                             (279)          --          --
      Extraordinary loss on deferred finance charge                              11,668           --          --
      Tax benefit of stock options                                                  301          234       4,224
      Purchase of trading securities                                                 --      (23,313)    (12,930)
      Sale of trading securities                                                     --       23,669      11,911
      Deferred income taxes                                                       6,445       (6,995)       (712)
   Changes in assets and liabilities:
      Accounts receivable                                                        (5,541)       2,215         355
      Inventory                                                                  (1,982)       4,103         703
      Other assets, net                                                            (740)         794        (235)
      Accounts payable, accrued expenses and other liabilities                    3,344          678          81
      Accrued interest expense                                                   (2,078)          --          --
      Income taxes payable                                                      (13,832)       5,540      (3,413)
                                                                            -------------------------------------
   Net cash provided by operating activities                                     18,482       24,684      26,569
                                                                            -------------------------------------

Cash flows from investing activities:
      Capital expenditures                                                       (4,358)      (7,694)     (8,139)
      Proceeds from sale of fixed assets                                            151          200          10
      Proceeds from sale of Datacom                                                  --       16,000          --
      Proceeds from sale of building                                                 --        3,801          --
      Proceeds from sales of marketable securities                                   --       18,450       1,358
      Proceeds from maturities of marketable securities                              --       29,347      21,069
      Purchases of marketable securities                                             --      (31,973)    (30,499)
      Deposits on purchase contracts                                                 --      (12,000)     (2,000)
      Refunds on purchase contracts                                               5,444        4,544       4,711
                                                                            -------------------------------------
   Net cash provided by (used in) investing activities                            1,237       20,675     (13,490)
                                                                            -------------------------------------

Cash flows from financing activities:
      Borrowings under line of credit agreement                                  10,000           --          --
      Repayments of long-term debt                                             (170,065)        (114)       (186)
      Proceeds from exercise of stock options                                        72        1,105       7,015
      Retirement of common stock                                                   (235)          --          --
      Proceeds from long-term debt                                                   --      170,030          --
      Initial Public Offering                                                   147,098           --          --
      Recapitalization                                                               --     (247,104)         --
      Investment into the Company                                                13,467           --          --
      Investment from the equity investors                                           --       30,655          --
      Deferred financing charges                                                   (395)     (12,970)         --
      Dividends                                                                      (6)          --          --
      Purchase of treasury stock                                                     --       (3,016)    (12,993)
                                                                            -------------------------------------
   Net cash used in financing activities                                            (64)     (61,414)     (6,164)
                                                                            -------------------------------------
Net increase (decrease) in cash                                                  19,655      (16,055)      6,915

================================================================================
                Consolidated Statements of Cash Flows (cont'd)
================================================================================
                                (In thousands)


Cash and cash equivalents:

   Beginning of year                                      9,285   25,340  18,425
                                                       -------------------------
   End of year                                          $28,940  $ 9,285 $25,340
                                                       =========================

Supplemental disclosures of cash information:
   Cash payments during the period for:
      Interest                                          $16,783  $   151 $    65
                                                       =========================
      Income taxes                                      $ 1,104  $ 6,408 $11,840
                                                       =========================
Supplemental disclosures for non-cash information:
      Capital lease of equipment                        $ 1,304  $    -- $    --
                                                       =========================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

================================================================================
                  Notes to Consolidated Financial Statements
================================================================================

(1)  Summary of Significant Accounting Policies

Consolidation Policy
The accompanying consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries, after elimination of all significant intercompany accounts and transactions.

Reporting Periods
Our fiscal year is a 52/53 week operating cycle that ends on the Saturday nearest June 30. Fiscal year 1999 represents a 53-week operating cycle. Fiscal years 2000 and 1998 represent a 52-week operating cycles.

Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at July 1, 2000 consist of cash, overnight retail repurchase agreements (collateralized by U.S. Treasury obligations), money market funds and commercial paper.

Marketable Securities
Marketable securities at July 1, 2000 consist of debt securities. Under Statement No. 115, we classify all of our debt securities as held to maturity, which are recorded at amortized cost. In prior years, our equity securities were classified as trading securities and unrealized holding gains and losses are included in earnings. Trading Securities were carried at the present market value, with realized gains or losses recorded in interest income on the statement of operations.

Inventory
Inventory is stated at the lower of cost, (FIFO basis) or market.

Property, Plant and Equipment
Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets as follows:

          Machinery & equipment     3 to 10 years
          Furniture and fixtures    5 to 10 years

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life.

Deferred Financing Costs
Costs incurred in connection with the issuance of the senior credit facility and the senior subordinated notes (see Note 10), were being amortized over the average term of the related debt instruments, which approximated 8 years at July 3, 1999.

In connection with the initial public offering in May 2000, we paid off all the outstanding senior subordinated notes and senior credit facility. As a result, $11.7 million ($7.2 million net of taxes) of our deferred financing costs were written off

Goodwill
The purchase price in excess of the fair value of net assets acquired is amortized on a straight-line basis over 7 years. Accumulated amortization was $0.8 million and $0.5 million as of July 1, 2000 and July 3, 1999, respectively. Goodwill is recorded at a balance of $0.9 million and $1.2 million as of July
1, 2000 and July 3, 1999, respectively, in other assets on the consolidated balance sheet.

Carrying Value of Long-Term Assets
In accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of," we periodically evaluate the carrying value of long-term assets when events and circumstances warrant such review. The carrying value of a long lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than the carrying value. In that event a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined by reference to quoted market prices, if available, or the utilization of certain valuation techniques such as using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Revenue Recognition
Product sales are recognized as revenue upon shipment to the customer. We offer a right of return to certain customers. Allowances are established to provide for estimated returns at the time of sale. We recognize sales to these customers, in accordance with the criteria of FASB No. 48, at the time of the sale based on the following: the selling price is fixed at the date of sale, the buyer is obligated to pay for the products, title of the products transfers at our loading dock, the buyer has economic substance apart from us, we do not have further obligations to assist the buyer in the resale of the product and the returns can be reasonably estimated at the time of sale.

Concentration of Credit Risk
We sell our products primarily to original equipment manufacturers (OEMs) and distributors in North America, Europe and the Pacific Rim. We perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. Concentrations of credit risk with respect to trade accounts receivable from specific customers are limited due to the large number of customers and their dispersion across many geographic areas; however, there is a substantial concentration in the personal computer industry. Refer to Note 18 for geographic information.

Income Taxes
Income taxes are computed in accordance with Statement of Financial Accounting Standards No. 109. We file a consolidated federal tax return with our 80% or more owned subsidiaries.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, revenues and expense, and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates and assumptions.

Accounting for Stock-based Compensation
We have adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and continue to apply APB 25 and related interpretation in accounting for its stock options to employees and directors. Refer to Note 15 for pro forma disclosures.

Reclassification of Accounts
Certain reclassifications have been made to conform prior year's balances to the current year presentation. All per share data has been adjusted to reflect the 1.6942-to-1 common stock-split that occurred as of the pricing date of the initial public offering.

Other Comprehensive Income
Our reported net income for all periods presented is the same as our comprehensive income since there were no items of other comprehensive income or loss for any of the periods covered by these financial statements.

New Pronouncements
In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities," which defers effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. We will adopt the requirements of this statement in fiscal year 2001. We do not believe that the adoption of this statement will have a material impact on our future operating results.

In December 1999, the Securities and Exchange Commission ("SEC") issued staff accounting bulletin No. 101 "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The subsequent issuance of SAB 101A and SAB 101B has deferred the timing of the adoption of the requirements until the fourth quarter of fiscal year 2001. We believe that the adoption of SAB 101 will not have a material effect on our business, financial position or results of operations.

(2)  Initial Public Offering and Recapitalization

On May 22, 2000, we completed our initial public offering (IPO) of 12.5 million shares of our common stock on NASDAQ (symbol ICST). We used the net proceeds of this initial offering to repay our bank debt, close our tender offer for subordinated notes, pay the fees and expenses associated with the offering, and fund general corporate requirements. In connection with the repayment of the bank debt and notes, we recorded extraordinary losses on the early extinguishments of debt resulting from the write-off of debt issuance costs and the incurrence of prepayment penalties associated with the repurchase of our senior subordinated notes of $11.7 million and $15.4 million ($7.2 million and $9.5 million net of tax), respectively.

On May 11, 1999, we merged with ICS Merger Corp., a transitory merger company formed and wholly owned by the affiliates of Bain Capital Inc. and Bear, Stearns and Company Inc. (the "Equity Investors"). We refer to this event as the recapitalization. We issued $100.0 million in aggregate principal amount of senior subordinated notes in connection with the recapitalization and entered into a $95.0 million senior credit facility.

(3)  Dispositions

In the third quarter of fiscal year 1999, we sold intellectual property and engineering hardware and software related to our data communications product line to 3Com Corporation for approximately $16.0 million in cash, resulting in a gain of approximately $10.7 million. Under the agreement, we retain certain licensing and technical support rights, and continue to sell and support our existing and prospective Fast Ethernet transceiver product family to current and new customers.

(4)  Purchase Commitments

During fiscal year 1998, under an existing wafer supply contract with Chartered Semiconductor PTE ("CSM"), we advanced the final $2.0 million installment of our deposit with CSM whereby CSM would supply an agreed minimum quarterly quantity of wafers April 1996 through June 2002 at specified prices. This non-interest bearing deposit was recorded as a long-term asset under the caption "Deposits on purchase contract" and was to be progressively repaid from January 1, 1998, as wafers were purchased. The remainder of this deposit was refunded during Fiscal 2000. On October 7, 1998, we assumed a third party's wafer purchase contract with CSM. The agreement required us to advance $12.0 million as part of a mutual commitment for CSM to supply and for us to purchase an agreed upon minimum quarterly quantity of wafers over a twenty-seven month period from October 1, 1998 to December 31, 2000. The agreement requires CSM to refund the deposit to us in progressive quarterly installments based upon the volume of purchases made by us, and they are contractually obligated to return our deposit. On October 21, 1998, we funded the $12.0 million required by this agreement. As of July 1, 2000 and July 3, 1999 amounts on deposit with CSM were $9.9 million and $15.3 million, respectively. We had previously entered into a similar agreement with American Microsystems, Inc., ("AMI") by which it placed a $5.5 million deposit, which has been progressively repaid as wafer purchases
were made.   We received $2.6 million from AMI in fiscal 1998 extinguishing the balance of any outstanding deposit at AMI.

The following table summarizes activity relating to the purchase commitment from CSM (in thousands):

          --------------------------------------------------------
          Balance 6/27/98                                 $ 7,864
          --------------------------------------------------------
           Deposits made                                   12,000
          --------------------------------------------------------
           Payments received                               (4,543)
          --------------------------------------------------------
          Balance 7/3/99                                   15,321
          --------------------------------------------------------
           Payments received                               (5,444)
          --------------------------------------------------------
          Balance 7/1/00                                    9,877
          --------------------------------------------------------
          Less: current portion                             9,877
          --------------------------------------------------------
          Long term portion of deposit                         --
          --------------------------------------------------------

(5)  Other Agreements

In fiscal year 1998, we entered into a non-transferable and non-exclusive license with Philips Electronics to use their technical information for data transmission systems. In consideration of the licenses and rights granted we have expensed and paid approximately $1.0 million in royalty fees during fiscal year 2000 and $0.5 million in fiscal year 1999 and expect to continue to make ongoing payments. The expense is included in our research and development expense on the Statements of Operations.

In fiscal year 1999, we entered into a non-exclusive and irrevocable license with PhaseLink Laboratories for use of their technical data. In return, in July 1999, we paid a one-time fee of $200,000, which will be amortized over the useful life of the technology estimated to be 5 years. This expense is also included in our research and development expense on the Statement of Operations.

(6)  Marketable Securities

We invest in debt securities, which are classified as held to maturity. The estimated fair value of each investment approximates the cost, and therefore, there were no unrealized gains or losses as of July 1, 2000, July 3, 1999 and June 27, 1998. Proceeds from the sale or maturity of the investments were $71.5 million and $34.3 million in fiscal year 1999 and fiscal year 1998, respectively. All investments are due within 90 days and therefore, are classified as current assets at July 3, 1999. In fiscal 2000, we did not invest in equity securities.

(7)    Accounts Receivable

The components of accounts receivable are as follows (in thousands):

                                                               July 1,  July 3,
                                                                2000     1999
                                                             ------------------
       Accounts receivable                                   $ 25,352   $20,270
       Less:  allowance for returns and doubtful accounts      (1,692)   (2,150)
                                                             ------------------
                                                             $ 23,660   $18,120
                                                             ==================

(8)  Inventory

The components of inventories are as follows (in thousands):

                                                               July 1,  July 3,
                                                                2000     1999
                                                             ------------------
       Work-in-process                                       $ 4,934    $ 8,211
       Finished parts                                          9,306      5,665
       Less: obsolescence reserve                             (3,522)    (5,140)
                                                             ------------------
       Inventory, net                                        $10,718    $ 8,736
                                                             ==================

(9)  Property and Equipment

Property and equipment consists of the following (in thousands):

                                                               July 1,  July 3,
                                                                2000     1999
                                                             ------------------

       Machinery and equipment                               $ 20,120  $ 17,377
       Furniture and fixtures                                   2,321     2,036
       Leasehold improvements                                   4,274     3,735
       Capital Leases                                           1,304        --
                                                             ------------------
                                                               28,019    23,148
       Less: accumulated depreciation and amortization        (14,961)  (11,021)
                                                             ------------------
       Property and equipment, net                           $ 13,058  $ 12,127
                                                             ==================

Depreciation and amortization expense related to property and equipment was $4.5 million, $4.7 million and $4.3 million in 2000, 1999 and 1998, respectively.

(10) Debt

On May 10, 1999, our shareholders voted to approve the management-led buyout, which was completed on May 11, 1999. In connection with the buyout, we obtained financing consisting of: $100.0 million of senior subordinated notes (the "Notes"), term A loans for $30.0 million and the term B loans for $40.0 million and $3.9 million from a revolving credit facility. The term loans and revolving credit facility combined made up the Senior Credit Facility.

On May 22, 2000, we completed our initial public offering (IPO) of 12.5 million shares of our common stock on NASDAQ (symbol ICST). We used the net proceeds of this initial offering to repay our bank debt, close our tender offer for subordinated notes, pay the fees and expenses associated with the offering and the tender offer.

In June 2000, we secured a $30 million revolving credit facility with a commercial bank. The facility expires in June 2002, with an option, at the bank's sole discretion, to extend the facility for additional period and is subject to certain covenants, including the maintenance of certain financial ratios. At July 1, 2000, we were in compliance with the revolving credit facility covenants. As of July 1, 2000, we had $10.0 million outstanding under this agreement. Advances under the revolving credit facility bear interest at LIBOR plus margin (7.65% at July 1, 2000).

Senior debt consisted of the following (in thousands):

                                                                         July 1,       July 3,
                                                                          2000          1999
                                                                     ----------------------------
          Revolving credit facility at LIBOR plus 1 (7.65% at July          $10,000      $     --
           1, 2000)
          Term A loans payable in varying installments through 2004              --        27,500
          at LIBOR plus 3 (8.295% at July 3, 1999)
          Term A loans payable in varying installments through 2004              --         2,500
          at LIBOR plus 3 (8.1% at July 3, 1999)
          Term B loans payable in varying installments through 2006              --        37,500
          at LIBOR plus 3.5 (8.795% at July 3, 1999)
          Term B loans payable in varying installments through 2006              --         2,500
          at LIBOR plus 3.5 (8.6% at July 3, 1999)
          11.5% exchangeable subordinated debentures due 2009                    --       100,000
          Lease obligations and other                                         1,270            30
                                                                     ----------------------------
                                                                            $11,270      $170,030
          Less current portion                                               10,435         1,030
                                                                     ----------------------------
          Long-term debt, less current portion                              $   835      $169,000
                                                                     ============================

Aggregate annual maturities of long-term debt as of July 1, 2000 (in thousands):

               2000                          $10,435
               2001                              418
               2002                              417
               2003                               --
               2004                               --
               2005 and beyond                    --
                                             -------
                                             $11,270
                                             =======

(11)   Lease Obligations

We lease certain of our facilities under operating lease agreements, some of which have renewal options.

On April 13, 1999, we sold the land and building at our Norristown location to BET Investments III, L.P., a Pennsylvania limited partnership. The purchase price for the property was $3.9 million and included the buyer's assumption of our PIDA loan. BET Investments III, L.P. assigned its right to purchase the building to BET Investments IV, L.P., a Pennsylvania limited Partnership, on January 29, 1999. We signed a lease with BET Investments IV L.P., to lease back the Norristown property for a term of eight years, which went into effect upon closing of the sale of the property. We leased back the entire building with monthly rent beginning at approximately $51,000 for the first year and progressively increasing each year to approximately $63,000 in the eighth year. We also have a renewal option of three more years subsequent to the initial eight-year term. We recorded a $0.9 million deferred gain from this transaction. We will recognize the gain over the original term of the lease. In fiscal year 2000, we received $0.5 million in sublease income from this property, and $0.4 in fiscal 1999.

Rental expense under operating lease agreements was $2.5 million, $1.5 million and $0.6 million in 2000, 1999 and 1998, respectively.

Future minimum lease commitments under our operating leases are as follows as of July 1, 2000 (in thousands):

               2001                          $ 2,362
               2002                            2,289
               2003                            2,304
               2004                            2,213
               2005 and after                  8,716
                                             -------
                                             $17,884
                                             =======

Sublease income under operating lease agreements was $1.1 million, $0.7 million and $0.2 million in 2000, 1999 and 1998. Future amounts due under the subleases are as follows as of July 1, 2000 (in thousands):

               2001                          $  782
               2002                             500
               2003                             342
               2004                             200
               2005 and after                    84
                                             ------
                                             $1,908
                                             ======

(12) Fair Value of Financial Instruments

Estimated fair value of financial instruments is provided in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments". We have determined estimated fair value amounts using available market information and appropriate methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Cash and cash equivalents, accounts receivable and accounts payable - The carrying amounts of these items approximate their fair values at July 1, 2000 due to the short-term maturities of these instruments.

     Marketable securities - The estimated fair value of each held to maturity investment approximates the amortized cost and as such no unrealized gain or loss has been recorded.

     Long-term debt - Interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which quoted market prices are not available. The carrying value of this item is not materially different from its fair value on July 1, 2000.

(13) Income Taxes

The provision for income taxes consists of the following (in thousands):

                                                                                  Year Ended
                                                             --------------------------------------------------
                                                                  July 1,          July 3,          June 27,
                                                                   2000             1999              1998
                                                             --------------------------------------------------
          Current tax (benefit) expense:
            Federal                                                 $(2,257)         $10,549          $11,685
            State                                                       (86)           1,571            1,837
            Foreign                                                     142              195               35
                                                             --------------------------------------------------
            Total current                                           $(2,201)         $12,315          $13,557
                                                             --------------------------------------------------

          Deferred tax expense (benefit):
            Federal                                                 $ 6,405          $(6,907)         $  (627)
            State                                                        40              (88)             (85)
                                                             --------------------------------------------------
            Total deferred                                            6,445           (6,995)            (712)
                                                             --------------------------------------------------
            Total income tax expense                                $ 4,244          $ 5,320          $12,845
                                                             ==================================================

The tax benefit allocated to the fiscal 2000 extraordinary charge was $10.3 million.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                                     Year Ended
                                                   ---------------------------------------------
                                                        July 1,        July 3,       June 27,
                                                         2000           1999           1998
                                                   ---------------------------------------------
          Deferred tax assets:
            Accounts receivable allowances              $  584        $   759         $  664
            Inventory valuation                          1,135          1,843          1,208
            Disqualified disposition exercises of
              options                                       --          6,141             --
            Other compensation charges                     188             --             --
            Net state operating loss carry forward       1,503            195            195
            Capital loss carry forward                   3,514          1,894          2,137
            Basis in equity investment                      --             --            692
            Accrued expenses and other                     290            529            318
                                                   ---------------------------------------------
              Gross deferred tax assets                  7,214         11,361          5,214
              Less:  valuation allowance                 5,071          2,717          3,145
                                                   ---------------------------------------------


            Deferred tax asset                           2,143          8,644          2,069

          Deferred tax liabilities:
            Depreciation                                   325            501          1,018
            Other                                          409            288            193
                                                   ---------------------------------------------
              Deferred tax liabilities                     734            789          1,211
                                                   ---------------------------------------------

          Net deferred tax asset                        $1,409        $ 7,855         $  858
                                                   =============================================

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

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, potential limitations with respect to the utilization of loss carry forwards, and tax planning strategies in making this assessment. Based upon the projections for future taxable income over the periods which deferred tax assets are deductible and the potential limitations of loss and credit carry forwards, management believes it is more likely than not that we will realize these deductible differences, net of existing valuation allowances (both federal and state) at July 1, 2000. We periodically reassess and re-evaluate the status of our recorded deferred tax assets.

The actual tax expense differs from the "expected" tax expense computed by applying the statutory Federal corporate income tax rate of 35% in all fiscal years to income before income taxes as follows (in thousands):

                                                                                          Year Ended
                                                                      -------------------------------------------------
                                                                           July 1,         July 3,        June 27,
                                                                             2000           1999            1998
                                                                      -------------------------------------------------
          Earnings before income taxes and extraordinary charge                $35,614        $28,363         $34,220
                                                                      -------------------------------------------------

          Computed expected tax expense                                         12,465          9,927          11,977
          State taxes (net of federal income tax benefit)                           (9)           964           1,248
          Effect of lower foreign tax rates                                     (8,411)        (3,086)         (1,012)
          Capital contribution                                                      --             --             346
          Tax-exempt interest and dividends                                         --             --             (13)
          Utilization of capital loss carryforwards                                 --         (3,233)             --
          Intangible amortization                                                   82            185              82
          Other                                                                    117            563             217
                                                                      ------------------------------------------------
                                                                               $ 4,244        $ 5,320         $12,845
                                                                      ================================================

As of July 1, 2000, we have state operating loss carry forwards of approximately $23.2 million expiring through 2008. We also have a capital loss carry forward of approximately $9.0 million expiring in 2003. We do not currently calculate deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be a $12.8 million liability as of July 1, 2000.

(14) Employee Benefit Plans

We have a bonus plan, which covers permanent full-time employees with at least six months of service. Bonuses under this plan are based on achieving specified revenue and profit objectives and on individuals meeting specified performance objectives. Amounts charged to expense for the plan were $4.0 million, $3.9 million and $3.6 million in fiscal years 2000, 1999 and 1998, respectively.

We have a 401(k) employee savings plan, which provides for contributions to be held in trust by corporate fiduciaries. Beginning in fiscal 2000, employees are permitted to contribute up to 18 percent of their annual compensation. In prior years, the amount was 12% of their annual compensation. Under the plan, we make matching contributions equal to 150% of the first 1% contributed, 125% of the second 1% contributed, 100% of the third 1% contributed, 75% of the fourth 1% contributed and 50% of the next 2% up to a maximum of 6 percent of annual compensation, subject to IRS limits. The matching amounts contributed and charged to expense were $0.6 in fiscal year 2000, $0.5 million in fiscal year 1999, and $0.5 million in fiscal year 1998.

The 2000 Employee Stock Purchase Plan, or the "Stock Purchase Plan,"was adopted by our board of directors and our shareholders prior to the completion of the initial public offering. The Stock Purchase Plan enables the employees desiring to do so a convenient means of purchasing shares of common stock through payroll deductions or lump sum cash payments. The Stock Purchase Plan provides an incentive to participate by permitting purchases at a discounted price of 85% of fair market value. We believe that ownership of stock by employees will foster greater employee interest in the success, growth and development of our Company. This plan was implemented in the first quarter of fiscal 2001.

(15) Stock Option Plans

Pre-Recapitalization
We have various stock option plans (the "Plans") under which key employees and non-employee directors and consultants were granted incentive stock options and non-qualified options.

Our 1997 Equity Compensation Plan ("the 1997 Plan") was approved, ratified and adopted by shareholders at the Shareholders' Meeting on October 23, 1997.

Stock option transactions pre-recapitalization during fiscal years 1999 and 1998 are summarized as follows (in thousands, except price per share):

                                           Options Available
Plans                                       For Grant Under                          Weighted Average
                                               The Plans       Options Outstanding    Exercise Price
                                         ------------------------------------------------------------
Balance June 28, 1997                                     66                 3,356             $ 6.84
   Shares reserved                                     3,388                    --                 --
   Granted                                              (715)                  715              13.92
   Exercised                                              --                (1,086)              6.33
   Terminated                                            683                  (681)              8.39
                                         ------------------------------------------------------------
Balance June 27, 1998                                  3,422                 2,304             $ 8.74
   Additional shares reserved                             --                    --                 --
   Granted                                            (1,166)                1,166               7.91
   Exercised                                              --                (2,912)              7.56
   Cancelled                                          (2,814)                   --               9.96
   Terminated                                            558                  (558)             13.17
                                         ------------------------------------------------------------
Balance July 3, 1999                                      --                    --             $   --
                                         ============================================================

During fiscal years 1998 and 1997, 1.02 million stock options were granted to employees outside the plans described above at weighted exercise price of $10.13, the fair market value at grant date, for terms of five years. Such options are non-qualified and are not included in the above.

Post-Recapitalization
The above plans were replaced on May 11, 1999. The 1999 Stock Option Plan ("the 1999 Plan") was approved, ratified and adopted at this time. These options vest over four years and expire in May 11, 2009.

Our 2000 Long-Term Equity Incentive Plan was approved, ratified and adopted in May 2000. These options vest over four years. As of July 1, 2000, no options have been granted under this plan.

Effective the pricing for the initial public offering, all common L shares converted to common shares at a conversion ratio of 1.78-to-1.

Stock option transactions post-recapitalization during fiscal years 1999 and 2000 are summarized as follows (in thousands, except price per share):

                                         Options Available
                                          For Grant Under                                          Weighted Average
1999 Plans                                   The Plans             Options Outstanding              Exercise Price
                                        ------------------------------------------------------------------------------------
Common A Share:
---------------
Balance June 27, 1998                                      --                         --     $                           --
   Shares reserved                                     11,070                         --                                 --
   Granted                                            (10,328)                    10,328                               0.54
   Exercised                                               --                         --                                 --
   Terminated                                              47                        (47)                              0.67
                                        ------------------------------------------------------------------------------------
Balance July 3, 1999                                      789                     10,281     $                         0.54
   Granted                                               (864)                       864                               1.14
   Conversion from L shares                                --                        408                               1.17
   Exercised                                               --                      (2116)                             0.026
   Terminated                                             618                       (618)                              1.06
   Conversion to common shares                           (543)                    (8,819)                              0.74
                                        ------------------------------------------------------------------------------------
Balance July 1, 2000                                       --                         --     $                           --
                                        ====================================================================================

                                         Options Available
                                          For Grant Under                                          Weighted Average
1999 Plans                                   The Plans             Options Outstanding              Exercise Price
                                        ------------------------------------------------------------------------------------
Common L Share:
---------------
Balance June 27, 1998                                      --                         --     $                --
   Shares reserved                                        232                         --                           --
   Granted                                               (232)                       232                         2.12
   Exercised                                               --                         --                           --
   Terminated                                              --                         --                           --
                                        ------------------------------------------------------------------------------------
Balance July 3, 1999                                       --                        232     $                   2.12
   Shares reserved                                         --                         --                           --
   Granted                                                 --                         --                           --
   Exercised                                               --                         (3)                          --
   Terminated                                              --                         --                           --
   Conversion to A share                                   --                       (229)                        2.12
                                        ------------------------------------------------------------------------------------
Balance July 1, 2000                                       --                         --     $                     --
                                        ====================================================================================

                                       Options Available
                                        For Grant Under                                             Weighted Average
1999 & 2000 Plans                         The Plans             Options Outstanding                  Exercise Price
                                   ----------------------------------------------------------------------------------------
Common Share:
-------------
Balance July 3, 1999                             --                            --                                 --
  Shares reserved                             6,400                            --                                 --
  Granted                                        --                            --                                 --
  Exercised                                      --                            --                                 --
  Terminated                                     --                            --                                 --
  Conversion of A shares                        543                         8,819                               0.74
                                   ----------------------------------------------------------------------------------------
Balance July 1, 2000                          6,943                         8,819                  $            0.74
                                   ========================================================================================

As of July 1, 2000, options for 2.3 million shares were exercisable at weighted average exercise prices ranging from $0.1299 to $1.7530 at an aggregate exercise price of $1.7 million. Income tax benefits attributable to non-qualified stock options exercised and disqualifying dispositions of incentive stock options are credited to equity when realized.

                                Options Outstanding                                         Options Exercisable
-----------------------------------------------------------------------------------   ---------------------------------

                         Outstanding       Weighted Average                            Exercisable
Range of                    as of             Remaining           Weighted Average        as of        Weighted Average
Exercise Price             7/1/2000        Contractual Life        Exercise Price        7/1/2000       Exercise Price
-----------------------------------------------------------------------------------   ---------------------------------
$0.00  -  $0.21                 5,139              8.9                    $0.13          1,263             $0.13
$0.21  -  $1.70                   876              9.8                    $1.06            408             $1.17
$1.70  -  $1.91                 2,804              8.9                    $1.75            632             $1.75
                   ----------------------------------------------------------------   ---------------------------------
                                8,819              9.0                    $0.74          2,303             $0.76
                   ================================================================   =================================

We apply APB 25 and related interpretations in accounting for stock option plans. Had compensation cost been recognized consistent with SFAS No. 123,our consolidated net earnings and earnings per share would have been as follows (in thousands except per share data):

                                                                       2000           1999           1998
                                                              ----------------------------------------------
Net income                          As reported                     $14,732        $23,043        $21,375
                                    Pro forma                        13,448         19,449         16,868
Income per diluted share            As reported                        0.30           0.86           0.96
                                    Pro forma                          0.27           0.72           0.76

The per share weighed-average fair value of stock options issued is as follows:

----------------------------------------------------------------------------------------------------------------------
                                                       2000                        1999                        1998
----------------------------------------------------------------------------------------------------------------------
Option Price = FMV                                     0.61                        1.82                        8.72
----------------------------------------------------------------------------------------------------------------------
Option Price * FMV                                     0.57                        0.24                          --
----------------------------------------------------------------------------------------------------------------------
Option Price ** FMV                                   12.59                        0.12                          --
----------------------------------------------------------------------------------------------------------------------

*  means greater than
** means less than

   During fiscal 2000, approximately 0.3 million shares were issued below fair market value. We are currently amortizing the deferred compensation charge over the four-year vesting period of these options. Amortization for fiscal 2000 was $0.2 million. In connection with the recapitalization in fiscal 1999, we recorded a compensation charge of $15.1 million relating to the change in the acceleration of the vesting, cash-out and conversion of employee stock options under our previous option plans.

The following assumptions were used to determine the fair value of stock options granted using the Black-Scholes option-pricing model:

-------------------------------------------------------------------------------------------------------------------------
                                                       2000                         1999                         1998
-------------------------------------------------------------------------------------------------------------------------
Dividend yield                                            0%                           0%                           0%
-------------------------------------------------------------------------------------------------------------------------
Expected volatility                                     122%               Minimal value                        60-81%
-------------------------------------------------------------------------------------------------------------------------
Average expected option life                        5 years                      5 years                      4 years
-------------------------------------------------------------------------------------------------------------------------
Risk-free interest rate                                 7.6 %                        6.0 %               5.34% to 6.4%
-------------------------------------------------------------------------------------------------------------------------

Pro forma net income reflects only options granted in fiscal years 2000, 1999 and 1998. Therefore, the full impact of calculating compensation cost for stock options under SFAS No.123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over an option's vesting period, and compensation cost for options granted prior to July 1, 1995 is not considered.

(16) Earnings Per Share

The calculations of earnings per share (EPS) follows (in thousands except per share amounts):

                                                                             Fiscal Years Ended
                                                                 July 1,          July 3,         June 27,
                                                                  2000             1999             1998
                                                            --------------------------------------------------
Numerator:
    Income before extraordinary items                              $ 31,370           $23,043        $21,375
    Less: Income attributable to Class L Stock                           --              (530)            --
    Loss from extraordinary items                                   (16,638)               --             --
                                                            --------------------------------------------------
    Net income                                                     $ 14,732           $22,513        $21,375
                                                            ==================================================
Denominator:
    Common Shares                                                    39,843            20,690         20,912
    Class A Stock                                                        --             3,758             --
    Class B Stock                                                        --             1,364             --
                                                            --------------------------------------------------
    Weighted average shares used for basic income
     per share                                                       39,843            25,812         20,912
    Common stock options                                             10,028               465          1,352
                                                            --------------------------------------------------
    Weighted average shares outstanding used for diluted
     income per share                                                49,871            26,277         22,264
                                                            ==================================================

(17) Stockholders' Equity

Prior to the initial public offering, we had three classes of common stock, designated as Class A common stock, Class B common stock and Class L common stock. The Class A common stock entitled the holder to one vote per share on all matters to be voted upon by shareholders. The Class B common stock and Class L common stock were non-voting. The Class L common stock was identical to the Class A common stock and Class B common stock except that the Class L common stock was entitled preference over the Class A common stock and the Class B common stock with respect to any distribution to holders of our capital common stock, equal to the original cost of such share ($18.00) plus any amount which accrued at a rate of 9% per annum compounded quarterly.

As a result of our initial public offering in May 2000, our articles of incorporation were amended to provide that:

     . Each share of the Series A preferred stock was converted into shares of Class A common stock and Class L common stock.
     . Each share of outstanding Class A common stock and Class B common stock was reclassified into a single class of common stock on a share-for-share basis, and
     . Each share of outstanding Class L common stock was reclassified into one share of common stock plus an additional number of shares of common stock determined by dividing the Preference Amount by the value of a share of common stock based on the initial public offering price.

Each outstanding share of common stock is entitled to one vote on all matters submitted to a vote of shareholders. There is no cumulative voting. Except as otherwise required by law or the restated certificate, the holders of common stock vote together as a single class on all matters submitted to a vote of shareholders.

(18) Business Segment and Geographic Information

We have adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which became effective for fiscal year 1999. We adopted the requirements of this statement in fiscal year 1999.

Revenue and long-lived assets by our geographic locations are as follows:

                                                         Revenue by Geographic Location
                                        ------------------------------------------------------------------
                                                        2000                    1999                  1998
                                        ------------------------------------------------------------------
     North America                          $         52,990     $            46,702     $          71,473
     Asia-Pacific                                     47,250                  35,228                37,619
     Europe                                            6,250                   5,636                 9,311
     Taiwan                                           59,031                  51,497                42,231
                                        ------------------------------------------------------------------
                                            $        165,521     $           139,063     $         160,634
                                        ==================================================================

                                                               Long-Lived Assets
                                        ------------------------------------------------------------------
                                                        2000                    1999                  1998
                                        ------------------------------------------------------------------
                                        ------------------------------------------------------------------
     United States                          $         10,410     $             9,099     $          15,742
     Singapore                                         3,508                   3,944                 2,846
     Elimination of Intercompany                        (860)                   (916)                 (704)
                                        ------------------------------------------------------------------
                                            $         13,058     $            12,127     $          17,884
                                        ==================================================================

We have two reportable segments, Core products ("Clocks") and Non-core products ("Non-Clocks"). The Core segment represents parts that synchronize the timing signals in electronic devices. The Non-core products include data communication transceivers and custom components.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). We evaluate the performance of these two segments based on their contribution to operating income, excluding non-recurring gains or losses.

Our reportable segments are strategic product lines that differ in nature and have different end uses; as such these product lines are managed and reported to the chief operating decision maker separately.

The Core segment is standard application specific products that are sold into a variety of applications. The Average Selling Price tends to be stable, gross margins are higher than commodity products, and the volumes higher than the Non-Core segment. Two types of products characterize the Non-Core segment. Data communications are transceivers used in network applications. The custom parts are for different applications using varied technologies. Each component in the custom product line is developed specifically for one customer for their specific application.

Revenue, operating profit, depreciation and amortization and capital expenditures by business segment were as follows:

                                                            Business Segment Net Revenue
                                        -------------------------------------------------------------------
                                                           2000                   1999                 1998
                                        -------------------------------------------------------------------
Core                                         $          148,842    $           107,710    $          90,622
Non - Core                                               16,679                 31,353               70,012
                                        -------------------------------------------------------------------
Total Net Revenues                           $          165,521    $           139,063    $         160,634
                                       ====================================================================

                                                             Business Segment Profit (Loss)
                                        -----------------------------------------------------------------------
Operating Profit:                                           2000                     1999                  1998
                                        -----------------------------------------------------------------------
Core                                         $            45,489     $             22,783     $          11,733
Non - Core                                                 6,363                   10,674                20,567
Management fee                                              (906)                      --                    --
Special Charge                                                --                  (15,051)                   --
                                        -----------------------------------------------------------------------
    Total Operating Profit                   $            50,946     $             18,406     $          32,300
Reconciliation to statements of
operations:
Gain on sale of Datacom                                       --                   10,734                    --
Interest & Other Income                                    1,200                    2,178                 1,984
Interest Expense                                         (16,532)                  (2,955)                  (64)
                                        -----------------------------------------------------------------------
Net income before
      Income taxes and extraordinary
items                                        $            35,614     $             28,363     $          34,220
                                        =======================================================================

We do not allocate items below operating income to specific segments. The Core and Non-Core profit is calculated as revenues less cost of sales, research and development and selling, general and administrative expenses for that segment. In addition, we do not allocate many of our assets to specific segments, with the exception of certain property and equipment, and accordingly have not presented a breakdown of assets by segments.

                                                       Business Segment Depreciation/Amortization
                                                  -------------------------------------------------------------
                                                            2000                     1999                  1998
                                                  -------------------------------------------------------------
Core                                               $       2,006         $          1,595      $          1,494
Non - Core                                                   110                      326                   529
Corporate and other                                        2,576                    3,044                 2,556
                                                  -------------------------------------------------------------
Total consolidated depreciation and
 amortization                                      $       4,692         $          4,965      $          4,579
                                                  ==============================================================

                                  Business Segment Capital Expenditures
                                -----------------------------------------
                                     2000             1999           1998
                                -----------------------------------------
Core                            $   2,421       $    1,029    $     1,509
Non - Core                             30              279            760
Corporate and other                 1,907            6,386          5,870
                                -----------------------------------------
Total Consolidated capital
expenditures                    $   4,358       $    7,694    $     8,139
                                =========================================

(19)     Related Party Transactions


In the recapitalization, affiliates of Bain Capital, affiliates of Bear Stearns and certain members of management made an aggregate equity investment in our company of approximately $50 million as part of an agreement to redeem and purchase all of our outstanding shares of common stock and vested options for consideration (including fees and expenses) totaling $294.4 million.


In connection with the recapitalization, we, each of Bain Capital and Bear Stearns and all of our other equity holders have entered into agreements that, among other things, provide for tag-along rights, drag-along rights, registration rights, restrictions on the transfer of shares and certain preemptive rights. The shareholders agreement provides that in certain circumstances various specified actions, including among others, major corporate transactions such as acquisitions, divestitures, financings, recapitalizations and mergers, as well as other actions such as hiring and firing senior managers, setting management compensation and establishing capital and operating budgets and business plans, require the approval of a majority of the shares of common stock held by Bain Capital. Pursuant to a voting agreement, our board of directors is comprised of three representatives designated by Bain Capital, one representative designated by Bear Stearns, our chief executive officer so long as he is employed by us as chief executive officer and Mr. Boreen so long as he owned at least 50% of the common stock he owns at the closing of the recapitalization.


The audit committee is made up of Board of Director members Henry Boreen, John Howard, and a third person to be voted on at a later date.


In connection with the recapitalization, we entered into an advisory agreement with each of Bain Capital and Bear Stearns pursuant to which they agreed to provide financial advisory and consulting services. In exchange for such services, Bain Capital and Bear Stearns were entitled to an aggregate annual shareholder advisory fee of $1.0 million and their out-of-pocket expenses. During fiscal year 1999, we paid Bain Capital and Bear Stearns and its affiliates fees of $3.4 million and $4.9 million, respectively. Each advisory agreement was terminated by mutual consent of the parties in connection with the initial public offering, and we used some of the proceeds of the offering to pay Bain Capital and Bear Stearns a fee of $2.0 million and $0.7 million, respectively. Each advisory agreement includes customary indemnification provisions in favor of each of Bain Capital and Bear Stearns. During fiscal 2000, not including the fees paid in connection with the initial public offering, we paid Bain Capital and Bear Stearns $0.7 million and $0.2 million, respectively.


On May 11, 1999, certain members of the management team entered into stock purchase agreements. In exchange for the purchase of Class A common shares and Class L common shares, the executives delivered to us a promissory note. The notes accrue interest at 8% per annum and mature on May 11, 2006. The executives may prepay the notes at any time, in full or increments of $1,000. If the executives receive a bonus from us, the executives have the obligation to prepay their notes in an amount equal to 50% of the amount of such bonus, net of the amount of any customary withholding taxes and such amount paid to us. The total amount outstanding as of April 1, 2000 was $0.3 million, of which $0.2 million was owed by our President and Chief Executive Officer, Mr. Hock Tan.

On May 11, 1999, we entered into a consulting agreement with Henry Boreen, a board member, for consulting services. The agreement provides for us to pay Mr. Boreen $350,000 per year in monthly installments. The consulting agreement was terminated by mutual consent of the parties in connection with the initial public offering, and proceeds of the initial public offering were used to pay Mr. Boreen a fee of $350,000.

Sankaty High Yield Asset Partners, L.P., and Brant Point CBO 1999-1 Ltd., affiliates of Bain Capital, received a portion of the net proceeds of the initial public offering from the redemption and repurchase of the senior subordinated notes. Great Point CLO 1999-1 Ltd., also an affiliate of Bain Capital, received a portion of the net proceeds of the initial public offering from the repayment of some of our indebtedness under our senior credit facility.

Investment funds associated with Bain Capital are also shareholders of ChipPAC, Inc., one of our production vendors. Our orders to ChipPAC totaled approximately $3.5 million in fiscal 2000 and were on market terms.

As of July 1, 2000, Randolph Street Partners owns 276,893 shares of common stock acquired in the recapitalization. In connection therewith, Randolph Street Partners entered into the stockholders agreement and is considered part of the Bain Group under the stock agreements and the registration agreement. Some partners of Kirkland & Ellis are partners in Randolph Street Partners. Some partners of Skadden, Arps, Slate, Meagher and Flom LLP, counsel to the underwriters, are members in a limited liability company that is an investor in one of the Bain Capital funds. Kirkland & Ellis has provided legal services to our company and to Bain Capital from time to time and expects to continue to do so in the foreseeable future.

ICST Acquisition Corp., an affiliate of Bear, Stearns & Co. Inc., one of the underwriters of our initial public offering, owns 9,095,265 shares of common stock acquired in the recapitalization as of July 1, 2000. Integrated Circuit Systems Equity Investors, L.L.C., an affiliate of Credit Suisse First Boston Corporation, one of the underwriters of the initial public offering, owns 461,488 shares of common stock acquired in the recapitalization as of July 1, 2000. Credit Suisse First Boston, an affiliate of Credit Suisse First Boston Corporation, as a lender under our senior credit facility, has received a portion of the proceeds of this offering used to repay our outstanding indebtedness under our senior credit facility.

On May 11, 1999, certain members of our senior management team entered into deferred compensation agreements with our company. The agreement expires on May 11, 2009 upon which time we will pay the executives the entire deferred compensation amount regardless of their employment status at our Company. If a sale of our Company is consummated prior to expiration of the agreements, the executives will receive the full benefit amount at that date. Upon consummation of the May 22, 2000 initial public offering, the executives received 50% of the benefit on that date and the remaining 50% is payable next May 2001. The amount of the remaining deferred compensation as of July 1, 2000 was $0.3 million.

On May 11, 1999, we entered into an employment agreement with Hock E. Tan, as CEO and President with a base salary of $250,000 per year. In addition to his salary, Mr. Tan is eligible to earn an annual bonus of up to 120% of his base salary based upon our Company attaining certain performance targets established annually by the board of directors.

We previously entered into an employment agreement with Henry Boreen on May 6, 1998 to serve as our interim CEO until September 11, 1998. Mr. Boreen's base compensation was $10,000 per month, plus a grant of 84,710 stock options at an exercise price at fair market price at date of grant, which immediately vested. On September 14, 1998, we made an amendment to this agreement to extend the term to December 31, 1998. The amendment also increased Mr. Boreen's base compensation to $12,000 per month plus a grant of 50,826 stock options at an exercise price of fair value at the date of grant. Those options vested immediately. Also, in the first quarter of fiscal year 1997, the company and Henry I. Boreen, Chairman of the Board, entered into an employment agreement as Interim Chief Executive Officer. For his services in this capacity, Mr. Boreen received a grant of 127,065 stock options at an exercise price of $6.13 per share which was equal to the closing price on the date of grant, and which option has a term of ten years and became exercisable in monthly installments over the six month period following the date of grant.

On January 11, 1999, we entered into an employment agreement with Rudolf Gassner as our Chairman of the Board. The employment period was for one year commencing on January 1, 1999. Mr. Gassner's responsibilities included finding a suitable candidate to serve as our Chief Executive Officer, and management of day-to-day operations until a suitable Chief Executive Officer is secured. The agreement provided for us to pay Mr. Gassner a salary at a monthly rate of $12,000 during the employment term. Mr. Gassner was also entitled to participate in our incentive compensation plan. This agreement terminated May 11, 1999.

On November 3, 1998, we granted Mr. Gassner an option to purchase 189,750 shares of our common stock at $8.19 per share, equal to fair market value on the grant date. The options vest and become exercisable on a cumulative basis at a rate of 13,554 shares per month commencing on November 30, 1998, with vesting on December 31, 1999. On November 3, 1998, we granted Mr. Gassner an option to purchase an additional 169,420 shares of our common stock at $8.19, the fair market value on the grant date. These options vest and become exercisable on a cumulative basis at the rate of 33,884 shares per year commencing on the first anniversary of the grant date, with full vesting an November 3, 2003, and earlier vesting in full in the event the price of our common stock exceeds $11.80 for 10 consecutive trading days. This agreement terminated May 11, 1999.

In the third quarter of fiscal 1998, we entered into a severance agreement with Stavro Prodromou, the former President and Chief Executive Officer. Dr. Prodromou received $135,000 in cash severance and health benefits at the time of his departure, and was granted up to one-year to exercise 211,775 of his stock options. His remaining options were canceled.

On May 11, 1998, we entered into a consulting agreement with each non-employee director for management consulting services. The term of each consulting agreement ended on December 31, 1998, and to the extent service (not to exceed ten days per month) of any such director were to be retained, he would receive cash compensation of $2,000 per day. There were no expenses incurred under these agreements in fiscal year 1999 or fiscal year 2000.

(20)  Litigation

On January 27, 1999, Harbor Finance Partners and John P. McCarthy Money Purchase Plan filed a complaint on behalf of a purported class of the Company's shareholders in the Court of Common Pleas of Montgomery County, Pennsylvania against the Company and Mr. Henry I. Boreen in his capacity as its interim Chief Executive Officer alleging that the consideration to be paid in the merger is inadequate and seeking to enjoin the merger as well as unspecified compensatory damages. In March 1999, the plaintiffs amended their complaint to add Mr. Hock
E. Tan as a defendant in his capacity as its Senior Vice President, Chief Financial Officer, Chief Operating Officer and Secretary. In September 1999, the plaintiffs dismissed their complaint without requiring any payment or other consideration from us or any of the other defendants. In September 1999, the plaintiffs dismissed their complaints without requiring any payments or other consideration from the Company or any of the other defendants.

On July 31, 1998, Lemelon Medical, Education & Research Foundation, L.P. ("Lemelson") filed a patent infringement action in the U.S. District Court for the District of Arizona against over 20 companies, including the Company. This litigation involves 16 patents, all derived from an original 1954 filing. Lemelson claims that the patents cover a number of aspects of semiconductor chip manufacturing, in particular optical imaging using alignment marks on the semiconductor chips, on assembly of the chips into packages, as well as bar-coding for inventory control. The liability of the Company is alleged under the U.S. Process Patent Act, which makes a seller of goods liable for a process abroad that would infringe a U.S. patent if made here. A few of ICS' foundries are already licensed under the patents, thus reducing the potential liability of the Company. We along with several other defendants have settled with Lemelson. On December 28, 1999, the Company paid $190,000 to settle this lawsuit.

On July 2, 1999, Motorola, Inc. filed an action against us and former Motorola employees, currently employed by us, in the Superior Court of Arizona, Maricopa County, for unfair competition, breach of contract, misappropriation of trade secrets and intentional interference with contractual relations. It's former employees left Motorola and began employment with us in May 1999. Motorola sought an injunction to prevent us from employing the former Motorola employees for a reasonable period of time and to enjoin us from using Motorola's trade secrets. Motorola sued to recover its attorney's fees, unspecified damages and other relief in this matter. In Fiscal 2000, this case was settled for $2.8 million.


In addition to the foregoing, from time to time, various inquiries, potential claims and charges and litigation (collectively "claims") are made, asserted or commenced by or against us, principally arising from or related to contractual relations and possible patent infringement. We believe that any such claims currently pending, and the other litigation matters discussed above, individually and in the aggregate, have been adequately reserved and will not have any material adverse effect on our consolidated financial position or results of operations, although no assurance can be made in this regard.

(21) Major Customers

During fiscal 2000 and fiscal 1999, Maxtek, a distributor in Taiwan, represented 12% of our revenues, but no single OEM end customer accounted for 10% or more of our revenue during fiscal years 2000 and 1999. During fiscal 1998, no customer represented 10% or more of our revenues.

(22) Quarterly Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended July 1, 2000 and July 3, 1999

(in thousands, except per share data):


                                                                              Quarter Ended
                           ---------------------------------------------------------------------------------------------------
                              October 2,  January 1,  April 1,  July 1,     September 26,  December 26,  March 27,    July 3,
                                1999        2000      2000      2000             1998          1998       1999         1999
                           ---------------------------------------------------------------------------------------------------
Revenue                    $  37,840    $ 41,058  $ 41,613  $ 45,010        $  32,200     $  35,815    $34,980   $   36,068
Cost of sales                 15,775      17,095    16,068    17,185           17,259        18,334     14,582       14,321
Research and development       5,940       5,781     6,341     6,786            4,760         5,434      6,241        4,881
Operating income (loss)       11,376      11,187    13,039    15,344            5,582         6,157      9,493       (2,826)
Net income (loss)          $   5,454    $  6,933  $  8,109  $ (5,764)*      $   4,149     $   4,512    $16,510   $   (2,128)**



* Represents an extraordinary charge of $16.7 million (net of tax) relating to
(a) prepayment penalty, totaling $9.5 million (net of tax), associated with the repurchase of the aggregate outstanding principal amount of our senior subordinated notes and (b) the elimination of deferred financing costs, totaling $7.2 million (net of tax) associated with the repayment of our senior subordinated notes and senior credit facility.

** In connection with the recapitalization, we recorded a compensation charge of $15.1 million related to the accelerated vesting, cash-out and conversion of employee stock options.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following biographical information is furnished as to each person nominated for election as a director.

          Name              Age           Position
     ===============        ===  ===========================

     Hock E. Tan             48  Chief Executive Officer, President and Director
     Justine F. Lien         38  Chief Financial Officer
     Lewis C. Eggebrecht     56  Vice President and Chief Scientist
     Henry I. Boreen         73  Director
     David Dominik           44  Director
     Michael A. Krupka       35  Director
     Prescott Ashe           33  Director
     John Howard             48  Director


Hock E. Tan began serving as Chief Executive Officer and President after the recapitalization in May 11, 1999. Mr. Tan joined us in August 1994 and was appointed as Senior Vice President and Chief Financial Officer in February 1995. In April 1996, Mr. Tan was appointed to the additional post of Chief Operating Officer. Before joining our company, Mr. Tan was Vice President of Finance of Commodore International, Ltd. from 1992 to 1994. Mr. Tan has served as Managing Director of Pacven Investment, Ltd. from 1988 to 1992 and was Managing Director of Hume Industries (M) Ltd. from 1983 to 1988. His career also includes senior financial positions with PepsiCo, Inc. and General Motors Corporation. Mr. Tan holds an M.B.A. from Harvard Business School and an M.S. in Mechanical Engineering from Massachusetts Institute of Technology.

Justine F. Lien was appointed Chief Financial Officer after the recapitalization on May 11, 1999 and has been with us since 1993. She has held titles including Director of Finance and Administration and Assistant Treasurer. Prior to joining us, Ms. Lien was employed by Smith Industries in various finance capacities. Ms. Lien holds a B.A. degree in Accounting and Economics from Immaculata College and is a Certified Management Accountant.

Lewis C. Eggebrecht was appointed Vice President and Chief Scientist in 1998 and possesses over 30 years of experience in the integrated circuit and personal computer industries. Prior to his employment with us, Mr. Eggebrecht was Chief Architect for the Multimedia Products Group at Philips

Semiconductor from 1996 to 1998. Mr. Eggebrecht was a senior engineer at S3 in 1996 and was a Vice President and Chief Scientist at our company from 1994 to 1996. Mr. Eggebrecht also held senior engineering positions at Commodore International, Franklin Computer and IBM. Mr. Eggebrecht holds numerous patents and industry awards and has authored over 25 articles for a variety of technical publications. Mr. Eggebrecht holds a B.S.E.E. degree from the Michigan Technological University and has accomplished advanced degree work at the University of Minnesota.

Henry I. Boreen has been a director since December 1984 and chairman of the board of directors since April 1995. He served as Interim Chief Executive officer from March 1998 through October 1998. Since 1984, Mr. Boreen has been a principal of HIB International. From 1989 to January 1998, Mr. Boreen has also served as chairman of AM Communications, Inc., a manufacturer of telecommunications equipment. Mr. Boreen has over 35 years of experience in the integrated circuits industry and was the founder and chairman of Solid State Scientific, a semiconductor manufacturer.

David Dominik is a co-founder and managing director of Convergence Capital Group and a special limited partner of Bain Capital, Inc. He was a managing director of Bain Capital, Inc. from 1990 until March 2000. Previously, Mr. Dominik was a general partner of Zero Stage Capital, a venture capital firm focused on early-stage companies, and assistant to the chairman of Genzyme Corporation, a biotechnology firm. From 1982 to 1984, he worked as a management consultant at Bain & Company. Mr. Dominik also serves as a director of ChipPAC, Inc., DDi Corp. and OneSource.

Michael A. Krupka joined Bain Capital in 1991 and has been a Managing Director since 1997. Prior to joining Bain Capital, Mr. Krupka spent several years as a management consultant at Bain & Company where he focused on technology and technology-related companies. In addition, he has served in several senior operating roles at Bain Capital portfolio companies. Mr. Krupka currently serves on the board of directors of Sealy Corporation.

Prescott Ashe is a co-founder and managing director of Convergence Capital Group. He was a principal at Bain Capital, Inc. from June 1998 until March 2000. He was an associate at Bain Capital, Inc. from 1992 until 1998. Prior to that, he was an analyst at Bain Capital, Inc. and a consultant at Bain & Company. Mr. Ashe also serves as a director of ChipPAC, Inc., DDi Corp. and SMTC Corporation.

John D. Howard joined Bear Stearns in March of 1997 to develop and build its Merchant Banking business. He is a Senior Managing Director of Bear Stearns and Head of Merchant Banking. Prior to joining Bear Stearns, Mr. Howard founded Gryphon Capital Partners, a private investment firm. From 1990 to 1996, he was co-Chief Executive Officer of Vestar Capital Partners, Inc., and a private investment firm specializing in management buyouts. In addition, Mr. Howard was a Senior Vice President and partner of Wesray Capital Corporation, one of the foremost private equity sponsors and a pioneer of leveraged buyouts, from 1985 to 1990. Formerly, Mr. Howard was a Vice President in the mergers and acquisitions group of Bear Stearns.

Item 11.  EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years ended July 1, 2000, July 3, 1999 and June 27, 1998, the compensation paid by the Company to those persons who were at any time during the last completed fiscal year, the Company's chief executive officer, and its next most highly compensated executive officers whose total annual salary and bonus was in excess of $100,000 for the last completed fiscal year.


===================================================================================================================================
SUMMARY COMPENSATION TABLE
===================================================================================================================================

                                                                 Long Term Compensation
                                                                 ---------------------------
Annual Compensation                                                      Awards
--------------------------------------------------------------------------------------------

                                                                   Restricted    Securities                   All
         Name                                                         Stock      Underlying                   Other
         and                                                         Award(s)      Options/                 Compensation
      Principal            Fiscal    Salary     Bonus                   ($)         SARs                    ($)/(2)/
      Position              Year      ($)     ($)/(1)/                               (#)
------------------------------------------------------------------------------------------------------------------------------------
Hock E. Tan (3)               2000   262,556   252,000                 -           84,710                          57,897
CEO, President and            ----
Director (since May 1999)     1999   232,565    70,560                 -        1,195,206                           5,254
                              ----
                              1998   209,997   168,000                 -                -                           5,254
                              ----

Justine F. Lien (4)           2000   149,172   112,278                 -                -                          26,855
Chief Financial Officer       ----
(since May 1999)              1999   103,931    39,403                 -          525,202                           5,497
                              ----
                              1998    89,803    38,610                 -            6,777                           5,158
                              ----

Lewis C. Eggebrecht           2000   195,618   105,483                  -                -                         37,343
Vice President and            ----
Chief Scientist               1999   180,560    80,490                  -          677,680                          4,275
                              ----
                              1998    78,923    84,857                  -          169,420                            454
                              ----

Dinh Bui                      2000   182,117   161,539                  -           93,181                          5,991
Vice President                ----
                              1999    13,508   112,500                  -          203,304                             51
                              ----
                              1998         -         -                  -                -                              -
                              ----

Kalyansundaram                2000   180,062    83,415                  -                -                         56,226
Venkateswaran                 ----
Vice President                1999   170,618    56,054                  -          622,523                          5,178
                              ----
                              1998   169,423    69,483                  -            3,000                          5,178
                              ----
===================================================================================================================================

 (1) Includes cash bonuses for services rendered in the applicable fiscal year.

 (2) Includes amounts contributed by the Company (i) under the Company's 401(k) Plan as follows: Mr. Tan - $6,350 for 2000, $4,750 for 1999, and $4,750 for
     1998; Ms. Lien - $6,522 for 2000, $5,245 for 1999 and $4,931 for 1998; Mr.
     Eggebrecht - $6,897 for 2000, $3,821 for 1999 and $0 for 1998; Mr. Bui -
     $5,550 for 2000; Dr. Venkateswaren - $6,350 for 2000, $4,750 for 1999, and
     $4,750 for 1998; (ii) for premiums for a life insurance policy as follows:
     Mr. Tan - $504 for 2000, $504 for 1999 and $504 for 1998; Ms. Lien - $353
     for 2000, $252 for 1999 and $227 for 1998; Mr. Eggebrecht $476 for 2000,
     $454 for 1999 and $454 for 1998; Mr. Bui - $441 for 2000 and $51 for 1999;
     Dr. Venkateswaren - $437 for 2000, $428 for 1999; and $428 for 1998; (iii)
     for deferred compensation agreements as follows: Mr. Tan - $51,043 for 2000, Ms. Lien - $19,980 for 2000; Mr. Eggebrecht - $29,970 for 2000; and
     Mr. Venkateswaren - $49,439 for 2000.

 (3) Mr. Tan was appointed Chief Executive Officer and President at the close of the recapitalization on May 11, 1999.

 (4) Ms. Lien was appointed Chief Executive Officer and President at the close of the recapitalization on May 11, 1999.

The following table sets forth the option grants during the fiscal year ended July 1, 2000 for the individuals named in the Summary Compensation Table.

====================================================================================================================================
    SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------------------
                                   Individual Grants                                                    Potential Realizable
                                                                                                        Value at Assumed
                                                                                                      Annual Rates of Stock
                                                                                                      Price Appreciation for
                                                                                                           Option Term /(1)/
------------------------------------------------------------------------------------------------------------------------------------

                                       % of Total             Exercise          Grant
                                    Options Granted           Or Base           Date       Expiration     5% ($)         10% ($)
                          Options   to Employees In            Price           Market         Date
       Name               Granted      Fiscal Year            ($/SH)            Price
------------------------------------------------------------------------------------------------------------------------------------
Hock E. Tan                56,473             4.4%               0.96           0.96       01/25/10         34,170          86,592
                           28,237             2.2%               1.75           0.96       01/25/10             --          20,964

Justine F. Lien                --               --                 --             --             --             --              --

Lewis C. Eggebrecht            --               --                 --             --             --             --              --

Dinh Bui                   62,121             4.9%               0.96           0.96       01/25/10         37,587          95,253
                           31,060             2.4%               1.75           0.96       01/25/10             --          23,060

Kalyansundaram
Venkateswaran                  --               --                 --             --             --             --              --
====================================================================================================================================

The following table sets forth-aggregate option exercises during the fiscal year ended July 1, 2000 and option values for the individuals named in the Summary Compensation Table.


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR END OPTION VALUES
-----------------------------------------------------------------------------------------------------------------

                                                              Number of Securities
                                                                   Underlying            Value  of Unexercised
                                                               Unexercised Options        In-the-Money Options
                            Shares Acquired        Value          At Fiscal Year              at FY-End ($)
     Name                   on Exercise (#)      Realized ($)          End(#)
                                                                                               Exercisable/
                                                                    Exercisable/               Unexercisable
                                                                    Unexercisable
-----------------------------------------------------------------------------------------------------------------

Hock E. Tan                    389,534             $364,643        269,253/656,503          4,391,108/10,309,491

Justine F. Lien                152,478             $ 15,842        115,498/254,131           1,885,068/4,181,487

Lewis C. Eggebrecht            228,717             $ 23,764        152,069/317,664           2,479,138/5,226,865

Dinh Bui                            --                   --         50,826/245,659             836,294/3,990,393

Kalyansundaram                 377,298             $ 39,201        127,009/152,478           2,051,847/2,508,886
Venkateswaran

=================================================================================================================

Compensation of Directors
We will reimburse members of the board of directors for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. In addition, we may compensate independent members of the board of directors for services provided in such capacity.

Executive Employment and Severance Arrangements
As a part of the recapitalization, we entered into an employment agreement with Hock E. Tan, as CEO and President with a base salary of $250,000 per year. In addition to his salary, Mr. Tan is eligible to earn an annual bonus of up to 120% of his base salary based upon our attaining certain performance targets established annually by the board of directors. During his term of employment, Bain Capital has agreed to nominate and vote for Mr. Tan to serve as a member of the board of directors.

Qualified 401(k) and Profit Sharing Plan
We maintain a qualified 401(k) and profit sharing plan. Commencing in fiscal 2000, employees are permitted to contribute up to 18% of their annual compensation. In prior years, the amount was 12% of their annual compensation. Under the plan, we make matching contributions equal to 150% of the first 1% contributed, 125% of the second 1% contributed, 100% of the third 1% contributed, 75% of the fourth 1% contributed and 50% of the next 2% contributed up to a maximum of 6% of annual compensation, subject to the IRS limits. The amounts we contributed and charged to expense were $0.6 million in fiscal 2000 and $0.5 million in both fiscal years 1999 and 1998.

Deferred Compensation Arrangements
As part of the recapitalization, we entered into deferred compensation arrangements with certain members of our senior management team. The arrangements expire on May 11, 2009, at which time we will pay the executives the entire deferred compensation amount regardless of their employment status at our Company. If a sale of our Company occurs prior to the expiration of the arrangements, the executives will receive the full benefit amount at that date. As a result of the initial public offering, the executives received 50% of the benefit under these arrangements in June 2000, and the remaining 50% will be paid on the first anniversary of the offering. The amount of deferred compensation as of July 1, 2000 was $0.3 million.

Management Equity Participation
The Recapitalization. Some of the shares of our existing common stock held by some members of management before the recapitalization were converted into shares of our new common stock after the recapitalization. In addition, some of the existing stock options held by some of the members of our management before the recapitalization were converted into options to purchase shares of our new common stock after the recapitalization and deferred compensation agreements. Fifteen members of management participated in the rollover of common stock and stock options, including Messrs. Henry I. Boreen, Hock E. Tan, Justine Lien and Lewis C. Eggebrecht. These members of management invested an aggregate of $9.8 million in the recapitalization, consisting primarily of the fair value of certain common stock and vested stock options.

1999 Stock Option Plans. In order to provide additional financial incentives to certain of our executives and other key employees, in May 1999 we adopted the 1999 Stock Option Plan, or the "1999 Plan" under which we will periodically grant options to purchase our new common stock. These options will vest upon the fulfillment of certain conditions, the passage of a specified period of time and our achievement of certain performance goals, as determined by our board of directors. All of the unvested options of any terminated employee will expire upon termination, and the exercise period of all vested options will be reduced to sixty days following the date of termination. We and certain investors have the right to repurchase shares of our common stock issued upon the exercise of options granted under the 1999 Plan if any employee ceases to be employed by us. The senior management team and many other employees own common stock and options, together representing approximately 21% of our common stock on a fully-diluted basis. No future grants will be made under the 1999 Plan upon the effectiveness of the 2000 Plan.

2000 Long-Term Equity Incentive Plan. We adopted the 2000 Long-Term Equity Incentive Plan. The equity incentive plan provides for grants of stock options, stock appreciation rights, restricted stock and performance awards. Directors, officers and other employees of our Company and its subsidiaries and persons who engage in services for us are eligible for grants under the plan. The purpose of the equity incentive plan is to provide these individuals with incentives to maximize shareholder value and otherwise contribute to our success and to enable us to attract, retain and reward the best available persons for positions of responsibility.

Approximately 6,400,000 shares of common stock are available for issuance under the equity incentive plan, subject to adjustment in the event of a reorganization, stock split, merger or similar change in our corporate structure or the outstanding shares of common stock. In the event of any of these occurrences, we may make any adjustments we consider appropriate to, among other things, the number and kind of shares, options or other property available for issuance under the equity incentive plan or covered by grants previously made under the plan. The shares available for issuance under the equity incentive plan may be, in whole or in part, authorized and unissued or held as treasury shares. The compensation committee of our board of directors will administer the equity incentive plan. Our board also has the authority to administer the plan and to take all actions that the compensation committee is otherwise authorized to take under the plan.

Employee Stock Purchase Plan. The 2000 Employee Stock Purchase Plan, or the "Stock Purchase Plan," was adopted by our board of directors and our shareholders prior to the completion of the initial public offering. The Stock Purchase Plan enables the employees desiring to do so a convenient means of purchasing shares of common stock through payroll deductions or lump sum cash payments. The Stock Purchase Plan provides an incentive to participate by permitting purchases at a discounted price. We believe that ownership of stock by employees will foster greater employee interest in the success, growth and development of our Company. This plan was implemented in the first quarter of fiscal 2001.

Compensation Committee Interlocks and Insider Participation
Currently, our board of directors does not have a compensation committee. Consequently, the entire board of directors participates in deliberations concerning executive officer compensation. Mr. Tan is a member of the board of directors and is our President and Chief Executive Officer. Mr. Boreen is a member of the board of directors and is a former officer of the Company. Mr. Gassner was a member of the board of directors and an officer of the Company prior to the recapitalization.

On May 11, 1999, we entered into a consulting agreement with Henry Boreen, a board member, for consulting services. The agreement provides for us to pay Mr. Boreen $350,000 per year in monthly installments. The consulting agreement was terminated by mutual consent of the parties in connection with the initial public offering, and proceeds of the initial public offering were used to pay Mr. Boreen a fee of $350,000.

Committees of the Board of Directors
The board of directors will have an audit committee and a compensation committee. The audit committee will report to the board regarding the appointment of our independent public accountants, the scope and results of our annual audits, compliance with our accounting and financial policies and management's procedures and policies relative to the adequacy of our internal accounting controls. The audit committee will consist of a majority of directors not otherwise affiliated with us. The compensation committee of the board of directors will review and make recommendations to the board regarding our compensation policies and all forms of compensation to be provided to our executive officers. In addition, the compensation committee will review bonus and stock compensation arrangements for all of our other employees. The compensation committee will consist of at least two non-employee directors (as defined in Rule 16b-3 under the Exchange Act), and we expect to appoint at least two additional independent directors. The Audit committee consists of Henry Boreen, John Howard, and an independent member of the board of directors to be voted on at a later date.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the approximate beneficial ownership of: (i) each class of its equity securities by each person who is known by the Company to own more than 5% of the Company's outstanding voting securities and (ii) each class of its equity securities by each of its directors and executive officers and all of the directors and executive officers as a group, in each case as of July 1, 2000. Unless otherwise noted, to its knowledge, each of the following shareholders has sole voting and investment power as to the shares shown:

                                                           Shares Beneficially owned
                                                           -------------------------
           Name and Address                      Number of Shares          Percentage of Class
           ----------------                      ----------------------------------------------
Principal Shareholders:

Bain Capital Funds (1)                                    27,285,793                       42.5%
   c/o Bain Capital, Inc.
   Two Copley Place
   Boston, Massachusetts 02116
Bear, Stearns & Co. Inc.                                   9,095,265                       14.2%
   245 Park Avenue
   New York, New York 10167
Intel Corporation                                          6,170,073                        9.6%
   2200 Mission College Boulevard
   Santa Clara, CA 95052
Integrated Circuit Systems Equity                            461,489                          *
 Investors, LLC (2)
   11 Madison Avenue
   New York, NY  10010
Randolph Street Partners                                     276,893                          *
   200 East Randolph Drive
   Chicago, IL  60601
Directors and Executive Officers:
Henry I. Boreen                                            4,233,723                        6.5%
Hock E. Tan (3)                                              935,686                        1.4%
Justine F. Lien (4)                                          267,979                          *
Lewis C. Eggebrecht (5)                                      380,790                          *
David Dominik (6)                                          7,220,995                       11.2%
Michael A. Krupka (6)                                      7,220,995                       11.2%
Prescott Ashe (7)                                          7,220,995                       11.2%
John Howard (8)                                            9,095,265                       14.2%
Directors and Executive Officers                          22,134,438                       34.2%
   as a group (8 persons)

   *  Represents less than 1%.


1) Includes shares of common stock owned by Bain Capital Fund VI, L.P. ("Fund VI"), BCIP Associates II ("BCIP II"), BCIP Trust Associates II ("BCIP Trust II"), BCIP Associates II-B ("BCIP II-B"), BCIP Trust Associates II-B ("BCIP Trust II-B"), BCIP Associates II-C ("BCIP II-C" and, collectively with BCIP II, BCIP Trust II, BCIP Trust II-B and BCIP II-B, the "BCIPs"), and PEP Investment PTY Ltd. ("PEP"). The BCIPs, PEP and Fund VI are collectively referred to as the "Bain Capital Funds."
2)   An affiliate of Credit Suisse First Boston Corporation.
3)   Includes 269,253 shares of common stock issuable upon exercise of options.
4)   Includes 115,498 shares of common stock issuable upon exercise of options.
5)   Includes 152,069 shares of common stock issuable upon exercise of options.
6) Mr. Krupka is a Managing Director of Bain Capital, Inc., which is the managing general partner of each of the BCIPs and has voting and investment power with respect to the shares owned by PEP. In addition, (i) Messrs. Krupka and Dominik (or affiliated entities) are general partners of BCIP Trust II, BCIP Trust II-B, BCIP II and/or BCIP II-B, and (ii) Bain Investors VI is a general partner of BCIP II-C. Accordingly, each of Mr. Krupka and Mr. Dominik may be deemed to beneficially own some or all of the shares owned by the Bain Capital Funds. Each of Mr. Krupka and Mr. Dominik disclaims beneficial ownership of any such shares.
7) Mr. Ashe (or an affiliated entity) is a principal of Bain Capital, Inc. and is a general partner of BCIP Trust II, BCIP Trust II-B, BCIP II and/or BCIP II-B. Accordingly, Mr. Ashe may be deemed to beneficially own some or all of the shares owned by BCIP II, BCIP II-B, BCIP Trust and BCIP Trust II-B. Mr. Ashe disclaims beneficial ownership of any shares.
8) Mr. Howard is a Senior Managing Director of Bear, Stearns & Co. Inc. Accordingly, Mr. Howard may be deemed to beneficially own some or all of the shares owned by The Bear Stearns Companies Inc. Mr. Howard disclaims beneficial ownership of any such shares.

Item 13.  CERTAIN RELATIONSHIPS RELATED TRANSACTIONS

The Recapitalization
In the recapitalization, affiliates of Bain Capital, an affiliate of Bear Stearns and certain members of management made an aggregate equity investment in our company of approximately $50 million as part of an agreement to redeem and purchase all of our outstanding shares of common stock and vested options for consideration (including fees and expenses) totaling $294.4 million.

Shareholders Agreement, Voting Agreement and Other Agreements
In connection with the recapitalization, we, each of Bain Capital and Bear Stearns and all of our other equity holders have entered into agreements that, among other things, provide for tag-along rights, drag-along rights, registration rights, restrictions on the transfer of shares and certain preemptive rights. The shareholders agreement provides that in certain circumstances various specified actions, including among others, major corporate transactions such as acquisitions, divestitures, financings, recapitalizations and mergers, as well as other actions such as hiring and firing senior managers, setting management compensation and establishing capital and operating budgets and business plans, require the approval of a majority of the shares of common stock held by Bain Capital. Pursuant to a voting agreement, our board of directors is comprised of three representatives designated by Bain Capital, one representative designated by Bear Stearns, our chief executive officer so long as he is employed by us as chief executive officer and Mr. Boreen so long as he owns at least 50% of the common stock he owns at the closing of the recapitalization.

Advisory Agreements
In connection with the recapitalization, we entered into an advisory agreement with each of Bain Capital and Bear Stearns pursuant to which they agreed to provide financial advisory and consulting services. In exchange for such services, Bain Capital and Bear Stearns were entitled to an aggregate annual shareholder advisory fee of $1.0 million and their out-of-pocket expenses. During fiscal year 1999, we paid Bain Capital and Bear Stearns and its affiliates fees of $3.4 million and $4.9 million, respectively. Each advisory agreement was terminated by mutual consent of the parties in connection with the initial public offering, and we used some of the proceeds of the offering to pay Bain Capital and Bear Stearns a fee of $2.0 million and $0.7 million, respectively. Each advisory agreement includes customary indemnification
provisions in favor of each of Bain Capital and Bear Stearns.   During to fiscal
2000, not including the fees paid in connection with the initial public offering, we paid Bain Capital and Bear Stearns $0.7 million and $0.2 million, respectively.

Loans to Executive Officers
On May 11, 1999, certain members of the management team entered into stock purchase agreements. In exchange for the purchase of Class A common shares and Class L common shares, the executives delivered to us a promissory note. The notes accrue interest at 8% per annum and mature on May 11, 2006. The executives may prepay the notes at any time, in full or increments of $1,000. If the executives receive a bonus from us, the executives have the obligation to prepay their notes in an amount equal to 50% of the amount of such bonus, net of the amount of any customary withholding taxes and such amount paid to us. The total amount outstanding as of July 1, 2000 was $0.3 million, of which $0.2 million was owed by Mr. Tan.

Consulting Agreement
On May 11, 1999, we entered into a consulting agreement with Henry Boreen, a board member, for consulting services. The agreement provides for us to pay Mr. Boreen $350,000 per year in monthly installments. The consulting agreement was terminated by mutual consent of the parties in connection with the initial public offering, and proceeds of the initial public offering were used to pay Mr. Boreen a fee of $350,000.

Senior Subordinated Notes and Senior Credit Facility
Sankaty High Yield Asset Partners, L.P., and Brant Point CBO 1999-1 Ltd., affiliates of Bain Capital, received a portion of the net proceeds of this offering from the redemption and repurchase of the senior subordinated notes. Great Point CLO 1999-1 Ltd., also an affiliate of Bain Capital, will receive a portion of the net proceeds of the offering from the repayment of some of our indebtedness under our senior credit facility.

Orders Placed with Affiliate of Major Shareholders
Investment funds associated with Bain Capital are also shareholders of ChipPAC, Inc., one of our production vendors. Our orders to ChipPAC totaled approximately $3.5 million in fiscal 2000 and were on market terms.

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

     (2)  Consolidated Financial Statement Schedule

          Schedule II - Valuation and Qualifying Accounts

     (3)  Exhibits

          The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this report

(b)  Reports on Form 8-K

There were no reports on the Form 8-K during the fourth quarter of fiscal 2000.

                        Consent of Independent Auditors

The Board of Directors
Integrated Circuit Systems, Inc.

The audits referred to in our report dated August 4, 1999, included the related financial statement schedule as of July 3, 1999, and for the years ended July 3, 1999 and June 27, 1998. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We consent to the use of our reports included herein. We also consent to the incorporation by reference in the registration statements (No. 333-40428 and No. 333-42392) on Form S-8 of Integrated Circuit Systems, Inc. dated June 29, 2000 and July 28, 2000 of our report dated August 4, 1999, which report appears in the July 1, 2000 annual report on Form 10-K of Integrated Circuit Systems, Inc.


KPMG LLP
Philadelphia, Pennsylvania
September 7, 2000

                                  SCHEDULE II

                       INTEGRATED CIRCUIT SYSTEMS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS


           Years ended July 1, 2000, July 3, 1999 and June 27, 1998
                                (in thousands)

                                                Balance at         Additions Charged
                                               Beginning of           to Costs and                             Balance at
Description                                       Period                Expenses            Deductions*       End of Period
------------------------------------------------------------------------------------------------------------------------------
Year ended July 1, 2000:
   Valuation reserves:
      Doubtful Accounts                        $      1,000              $         --      $        312        $        688
      Returns and Allowances                          1,150                        --               146               1,004
      Inventory                                       5,140                        --             1,618               3,522
      Deferred tax valuation                          2,717                     2,354                --               5,071

Year ended July 3, 1999:
   Valuation reserves:
      Doubtful Accounts                        $        627              $        489      $        116        $      1,000
      Returns and Allowances                          1,166                        --                16               1,150
      Inventory                                       3,360                     2,380               600               5,140
      Deferred tax valuation                          3,145                        --               428               2,717

Year ended June 27, 1998:
   Valuation reserves:
      Doubtful Accounts                        $        212              $        543      $        128        $        627
      Returns and Allowances                            231                       935                --               1,166
      Inventory                                       2,373                     2,687             1,700               3,360
      Deferred tax valuation                          3,090                        55                --               3,145

*Deductions include adjustments to the reserves, as well as write-offs.

                               Index to Exhibits

          The following exhibits are filed as part of, or incorporated by reference into this report.

*3.1      Amended and Restated Articles of Incorporation of the Company (Exhibit
          3.1 to the Registrant's Form S-1, registration number 333-33318 [the "2000 Form S-1"]).

*3.2 Amended and Restated By-laws of the Company (Exhibit 3.2 to the 2000 Form S-1).

*4.1 Indenture, dated as of May 11, 1999, between the Company and Chase Manhattan Trust Company, National Association, as Trustee with respect to the 11 1/2% Senior Subordinated Notes due 2009 (including the form of 11 1/2% Senior Subordinated Notes (Exhibit 4.1 to the Registrant's Form S-4, registration number 333-88607 [the "1999 Form S-4"]).

*10.1 Purchase Agreement, dated as of May 5, 1999, among the Company, Bear Stearns & Co. Inc. and Credit Suisse First Boston Corporation (Exhibit
          10.1 to the 1999 Form S-4).

*10.2 Registration Rights Amendment, dated as of May 11, 1999, among the Company, each of the three Guarantor Subsidiaries, Bear, Stearns & Co., Inc. and Credit Suisse First Boston Corporation (Exhibit 10.2 to the 1999 Form S-4).

*10.3 Consulting Agreement, dated as of May 11, 1999, between the Company and Henry Boreen (Exhibit 10.3 to the 1999 Form S-4).

+*10.4 Integrated Circuit Systems, Inc. 1999 Stock Option Plan (Exhibit 10.4 to the 1999 Form S-4).

*10.5 Credit Agreement dated as of May 11, 1999 among the Company, Credit Suisse First Boston as Administrative Agent, Sole Lead Arranger and Collateral Agent, and the various lending institutions party thereto (Exhibit 10.5 to the 1999 Form S-4).

*10.6 Lease, dated as of January 29, 1999 between BET Investments IV and the Company (Exhibit 10.6 to the 1999 Form S-4).

*10.7 Agreement and Plan of Merger as of January 20, 1999, between the Company and ICS Merger Corp (the "Recapitalization Agreement") (Exhibit 10.7 to the 1999 Form S-4).

*10.8 Amendment No. 1 to the Recapitalization Agreements, dated February 16,1999 (Exhibit 10.8 to the 1999 Form S-4).

+*10.9 Executive Stock and Option Agreements, dated May 11, 1999, among the Company, Lewis C. Eggebrecht and Hock E. Tan (Exhibit 10.9 to the 1999 Form S-4).

+*10.10 Deferred Compensation Agreements, dated May 11, 1999, among the Company, Lewis C. Eggebrecht and Hock E. Tan (Exhibit 10.10 to the 1999 Form S-4).

*10.11 Stockholders Agreement, dated as of May 11, 1999, among the Company, Bain Capital Fund VI, L.P., BCIP Associates II, BCIP Trust Associates II, BCIP Associates II-B Trust Associates II-B, BCIP Associates II-C, PEP Investments PTY Ltd., Randolph Street

          Partners 1998 DIF, L.L.C., ICST Acquisition Corp. and Integrated Circuit Systems Equity Investors, L.L.C (the "Stockholders Agreement") (Exhibit 10.11 to the 1999 Form S-4).

*10.12  Amendment No. 1 to Stockholders Agreement, dated December 29, 1999
          (Exhibit 10.12 to the 2000 Form S-1).

*10.13 Amendment No. 2 to Stockholders Agreement, dated February, 2000 (Exhibit 10.13 to the 2000 Form S-1).

*10.14 Employment, Confidential Information and Invention Assignment Agreement between the Company and Hock E. Tan (Exhibit 10.12 to the 1999 Form S-4).

*10.15 Consultant Stock Agreement, dated as of May 11, 1999, among the Company and Henry I. Boreen (Exhibit 10.13 to the 1999 Form S-4).

*10.16 Registration Agreement, dated as of May 11, 1999, among the Company, Bain Capital Fund VI, L.P., BCIP Trust Associates II, BCIP Trust Associates II-B, BCIP Associates II, BCIP Associates II-B, BCIP Associates II-C, PEP Investments PTY Ltd., Randolph Street Partners II, Randolph Street Partners 1998 DIF, L.L.C., ICST Acquisition Corp., Hock E. Tan, Lewis C. Eggebrecht and Integrated Circuit Systems Equity Investors, L.L.C (the "Registration Rights Agreement") (Exhibit 10.14 to the 1999 Form S-4).

*10.17 Amendment No. 1 to the Registration Rights Agreement, dated December 29, 1999 (Exhibit 10.17 to the 2000 Form S-1).

*10.18 Executive Stock Purchase Agreement, dated as of May 11, 1999, between the Company and Hock E. Tan (Exhibit 10.15 to the 1999 Form S-4).

*10.19 Promissory Note, dated as of May 11, 1999, executed by Hock E. Tan (Exhibit 10.16 to the 1999 Form S-4).

*10.20 Pledge Agreement, dated as of May 11, 1999, between the Company and Hock E. Tan (Exhibit 10.17 to the 1999 Form S-4).

*10.21 Voting Agreement, dated as of May 11, 1999, among the Company, Bain Capital Fund VI, L.P., BCIP Associates II, BCIP Trust Associates II, BCIP Associates II-B, BCIP Trust Associates II-B, BCIP Associates II-C, PEP Investments PTY Ltd., Randolph Street Partners II, Randolph Street Partners 1998 DIF, L.L.C., ICST Acquisition Corp., Henry I. Boreen, Christopher J. Bland and Barry E. Olsen (Exhibit 10.18 to the 1999 Form S-4).

+*10.22 Employment Agreement, dated as of May 11, 1999, between the Company and Hock E. Tan (Exhibit 10.19 to the 1999 Form S-4).

*10.23 Non-Compete Agreement, dated as of May 11, 1999, between the Company and Hock E. Tan (Exhibit 10.20 to the 1999 Form S-4).

*10.24 Advisory Agreement, dated as of May 11, 1999, between the Company and Bain Capital Partners VI, L.P. (Exhibit 10.21 to the 1999 Form S-4).

*10.25    Advisory Agreement, dated as of May 11, 1999, between the Company and
          ICST

          Acquisition Corp. (Exhibit 10.22 to the 1999 Form S-4) .

*10.26 Lease Agreement, dated June 13, 1988, between VLSI Design Associates and The Sobrato Group (Exhibit 10.27 to the Registrant's registration statement, No. 33-54142, on S-4, filed November 3, 1992).

*10.27 Lease between Turtle Beach Systems, Inc. and Winship Land Associates III, dated May 28, 1993 (Exhibit 10.27 to the Registrant's 1993 Annual Report on Form 10-K [the "1993 Form 10-K"]).

*10.28 First Amendment to lease, dated as of May 13, 1993, between the registrant and The Sobrato Group (Exhibit 10.28 to the 1993 Form 10-
          K).

*10.29 Wafer purchase contract, dated as of October 12, 1994, between the Company and American Microsystems, Inc. (Exhibit 10 to the Registrant's Form 10-Q for the quarter ended September 30, 1994).

*10.30 Agreement, dated as of November 21, 1994, between the Company and Edward H. Arnold (Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended December 30, 1995).

*10.31 Wafer purchase contract, dated as of November 8, 1995, between the Company and Chartered Semiconductor Manufacturing PTE. Ltd. (Exhibits 10(a) and 10(b) to the Registrant's Form 10-Q for the quarter ended December 30, 1995).

+*10.32   2000 Long Term Equity Incentive Plan (Exhibit 10.32 to the 2000 Form
          S-1).

*10.33 Series A Cumulative Convertible Preferred Stock Purchase Agreement by the Registrant and Intel Corporation, dated December 23, 1999 (Exhibit
          10.33 to 2000 Form S-1).

*10.34    Employee Stock Purchase Plan (Exhibit 10.34 to the 2000 Form S-1).

*12.1 Statement Regarding Computation of Ratio of Earnings to Fixed Charges. (Exhibit 12.1 of the 1999 Form S-4).

*16.1     Letter from KPMG LLP re:  Change in Certifying Accountant.  (Exhibit
          16.1 to the 1999 Form S-4).

*21.1     Subsidiaries of the Registrant (Exhibit 21.1 to the 2000 Form S-1).


27.1      Financial Data Schedule.



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


                                  INTEGRATED CIRCUIT SYSTEMS, INC.
Date: September 11, 2000  By:     /s/ HOCK E. TAN
                                  --------------
                                  Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


                                  INTEGRATED CIRCUIT SYSTEMS, INC.
Date: September 11, 2000  By:     /s/ HOCK E. TAN
                                  --------------
                                  Chief Executive Officer

                                  INTEGRATED CIRCUIT SYSTEMS, INC.
Date: September 11, 2000  By:     /s/ JUSTINE F. LIEN
                                  -------------------
                                  Vice President, Chief Financial & Accounting
                                  Officer

Date: September 11, 2000  By:     /s/ HENRY I. BOREEN
                                  -------------------
                                  Henry I. Boreen, Director

Date: September 11, 2000  By:     /s/ DAVID DOMINIK
                                  -----------------
                                  David Dominik, Director

Date: September 11, 2000  By:     /s/ MICHAEL A. KRUPKA
                                  ---------------------
                                  Michael A. Krupka, Director

Date: September 11, 2000  By:     /s/ PRESCOTT ASHE
                                  -----------------
                                  Prescott Ashe, Director

Date: September 11, 2000  By:     /s/ JOHN HOWARD
                                  ---------------
                                  John Howard, Director