Form 10-Q
period 2000-09-30
INTEGRATED CIRCUIT SYSTEMS INC
filed 2000-11-14
CIK 874689

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


For the Quarter ended September 30, 2000

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
                              Yes   X    No
                                 ------    ------
As of November 10, 2000, there were 64,596,406 shares of Common Stock; $0.01 par value, outstanding.

================================================================================

                       INTEGRATED CIRCUIT SYSTEMS, INC.
                       --------------------------------

                                     INDEX
                                     -----


                                                                           Page
                                                                          Number
                                                                          ------


PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets:
         September 30, 2000 (Unaudited) and July 1, 2000                       3

         Consolidated Statements of Operations (Unaudited):
         Three Months Ended September 30, 2000 and October 2, 1999             4

         Consolidated Statements of Cash Flows (Unaudited):
         Three Months Ended September 30, 2000  and October 2, 1999            5

         Notes to Consolidated Financial Statements                            6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   9

Item 3.  Quantitative and Qualitative Disclosures About                       13
         Market Risk

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Item  1.    Consolidated Financial Statements
               INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                (In thousands)

                                                                  September 30,                 July 1,
                                                                       2000                      2000
                                                                  --------------            --------------
                                                                   (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                          $  42,250                 $  28,940
   Marketable securities                                                    284                       282
   Accounts receivable, net                                              24,517                    23,660
   Inventory, net                                                        10,890                    10,718
   Prepaid income taxes                                                   4,372                     9,358
   Prepaid assets                                                         3,938                     4,191
   Current portion of deposit on purchase contracts                       9,532                     9,877
                                                                  --------------            --------------
      Total current assets                                               95,783                    87,026
                                                                  --------------            --------------
Property and equipment, net                                              13,014                    13,058
Other assets                                                              1,077                     1,135
                                                                  --------------            --------------
      Total assets                                                    $ 109,874                 $ 101,219
                                                                  ==============            ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term obligations                           $     429                 $  10,435
   Accounts payable                                                      14,309                    13,408
   Accrued expenses and other current liabilities                         5,470                     6,079
                                                                  --------------            --------------
      Total current liabilities                                          20,208                    29,922
                                                                  --------------            --------------

Long-term debt, less current portion                                        702                       835
Other liabilities                                                         1,414                     1,542
                                                                  --------------            --------------
      Total liabilities                                                  22,324                    32,299
                                                                  --------------            --------------

Shareholders' equity:
  Common stock, $0.01 par, authorized 300,000;
  Issued and outstanding 64,570 and 64,269 shares as of
   September 30, 2000 and July 1, 2000, respectively.                       646                       643
  Additional paid in capital                                            201,752                   199,018
  Accumulated deficit                                                  (111,136)                 (126,687)
  Deferred compensation                                                  (3,482)                   (3,768)
  Notes receivable                                                         (230)                     (286)
                                                                  --------------            --------------
      Total shareholders' equity                                         87,550                    68,920
                                                                  --------------            --------------
      Total liabilities and shareholders' equity                      $ 109,874                 $ 101,219
                                                                  ==============            ==============

          See accompanying notes to consolidated financial statements.

               INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                 (In thousands)
                                  (Unaudited)

                                                                                Three Months Ended
                                                                                -------------------
                                                                          September 30,              October 2,
                                                                               2000                    1999
                                                                     ----------------------     -------------------
Revenues:                                                                           $51,351                 $37,840

Cost and expenses:
   Cost of sales                                                                     19,469                  15,775
   Research and development                                                           7,140                   5,940
   Selling, general and administrative                                                6,117                   4,440
   Management fee                                                                        --                     250
   Goodwill amortization                                                                 59                      59
                                                                     ----------------------     -------------------
      Operating income                                                               18,566                  11,376
                                                                     ----------------------     -------------------


Interest and other income                                                               601                     137
Interest expense                                                                       (153)                 (4,763)
                                                                     ----------------------     -------------------
      Income before income taxes and extraordinary gain                              19,014                   6,750
Income taxes                                                                          3,463                   1,332
                                                                     ----------------------     -------------------
      Income before extraordinary gain                                               15,551                   5,418
Extraordinary gain on early extinguishment of debt                                       --                      36
                                                                     ----------------------     -------------------
Net income                                                                          $15,551                 $ 5,454
                                                                     ======================     ===================

Basic income per share:
    Income before extraordinary gain                                              $  0.24                 $  0.15
    Extraordinary gain on early extinguishment of debt                                 --                      --
                                                                     --------------------    --------------------
    Net income                                                                    $  0.24                 $  0.15
                                                                     --------------------    --------------------

Diluted income per share:
    Income before extraordinary gain                                              $  0.22                 $  0.14
    Extraordinary gain on early extinguishment of debt                                 --                      --
                                                                     --------------------    --------------------
    Net income                                                                    $  0.22                 $  0.14
                                                                     --------------------    --------------------

Weighted average share outstanding - basic                                         64,375                  35,950
Weighted average share outstanding - diluted                                       69,428                  37,623



          See accompanying notes to consolidated financial statements.

               INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)


                                                                                                    Three Months Ended
                                                                                                    ------------------
                                                                                          September 30,               October 2,
                                                                                              2000                       1999
                                                                                         -------------              ---------------
   Net income                                                                               $ 15,551                      $ 5,454
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                                            1,286                        1,101
      Amortization of bond premiums                                                               (3)                           2
      Deferred financing charge                                                                    3                          390
      Amortization of deferred compensation                                                      286                           --
      (Gain) loss on sale of assets                                                              (29)                          56
      Tax benefit of stock options                                                             2,586                           --
      Deferred income taxes                                                                     (543)                         460
   Changes in assets and liabilities:
      Accounts receivable                                                                       (857)                      (1,244)
      Inventory                                                                                 (172)                       1,725
      Other assets, net                                                                          748                         (622)
      Accounts payable, accrued expenses and other current liabilities                           305                         (788)
      Accrued interest expense                                                                   (14)                       2,737
      Income taxes                                                                             4,986                          (47)
                                                                                         -------------              ---------------

         Net cash provided by operating activities                                            24,133                        9,224
                                                                                         -------------              ---------------
Cash flows from investing activities:
   Capital expenditures                                                                       (1,182)                      (1,478)
   Change in deposits on purchase contracts                                                      344                          444
   Proceeds from sale of fixed assets                                                              3                           47
                                                                                         -------------              ---------------

         Net cash used in investing activities                                                  (835)                        (987)
                                                                                         -------------              ---------------

Cash flows from financing activities:
   Net repayments under line of credit agreement                                             (10,000)                          --
   Exercise of stock options                                                                     190                           --
   Shares purchased through stock purchase plan                                                  155                           --
   Initial public offering expenses                                                             (194)                          --
   Repayments of long-term debt                                                                 (139)                      (8,110)
                                                                                         -------------              ---------------
         Net cash used in financing activities                                                (9,988)                      (8,110)
                                                                                         -------------              ---------------

Net increase in cash and cash equivalents                                                     13,310                          127
Cash and cash equivalents:
   Beginning of period                                                                        28,940                        9,285
                                                                                         -------------              ---------------
   End of period                                                                            $ 42,250                      $ 9,412
                                                                                         =============              ===============

               INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)   INTERIM ACCOUNTING POLICY

The accompanying financial statements have not been audited. In the opinion of our management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly our financial position at September 30, 2000 and results of operations and cash flows for the interim periods presented. Certain items have been reclassified to conform to current period presentation.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended July 1, 2000. Results of operations for the three months ended September 30, 2000 are not necessarily indicative of results to be expected for the full year.

(2)   CONSOLIDATION POLICY

The accompanying consolidated financial statements include the accounts of the Company and all of our subsidiaries (wholly and majority-owned), after elimination of all significant intercompany accounts and transactions.

(3)   INVENTORY

Inventory is valued at the lower of market or standard cost, which approximates actual costs using the first-in, first-out (FIFO) method.

The components of inventories are as follows (in thousands):

                                   September 30,      July 1,
                                       2000            2000
                                      -------         -------
Work-in-process                       $ 5,821         $ 4,934
Finished parts                          8,569           9,306
Less:  Obsolescence reserve            (3,500)         (3,522)
                                      -------         -------
                                      $10,890         $10,718
                                      =======         =======



(5)   DEBT

In June 2000, we obtained a $30.0 million revolving credit facility with a commercial bank. The facility expires in June 2002, with an option to extend the facility for additional period and is subject to certain covenants, including maintenance of certain financial ratios. As of September 30, 2000, we had no outstanding balances under this agreement, and we were in compliance with the revolving credit facility covenants.

(6)   BUSINESS SEGMENT INFORMATION

We have two reportable segments, Core products and Non-Core products. The Core segment represents parts that synchronize the timing signals in electronic devices. The Non-Core products include data communication transceivers and custom components.

Our reportable segments are strategic product lines that differ in nature and have different end uses. As such these product lines are managed and reported to the chief operating decision-maker separately.

Core products are standard application specific products that are sold into a variety of applications. The average selling prices tend to be stable, gross margins are higher than commodity products, and the volumes higher than the Non-Core segment. The Non-Core segment is made up of custom parts using varied technologies for different applications such as transceivers. Each component in the custom product line is developed specifically for one customer for their specific application.

Revenue, operating profit, depreciation and amortization and capital expenditures by business segment were as follows:


                                                        Business Segment Net Revenue
                                            ---------------------------------------------------
                                                            September 30,            October 2,
                                                                 2000                   1999
                                            ---------------------------------------------------
Core                                                           $48,555                  $32,744
Non - Core                                                       2,796                    5,096
                                            ---------------------------------------------------
Total Net Revenues                                             $51,351                  $37,840
                                            ===================================================

                                                             Business Segment Profit
                                            ------------------------------------------------------
Operating Profit:                                           September 30,            October 2,
                                                                 2000                   1999
                                            ------------------------------------------------------
Core                                                           $17,364                     $ 9,476
Non - Core                                                       1,202                       2,150
Management fee                                                      --                        (250)
                                            ------------------------------------------------------
    Total Operating Profit                                     $18,566                     $11,376
Reconciliation to statements of operations:
Interest & Other Income                                            601                         137
Interest Expense                                                  (153)                     (4,763)
                                            ------------------------------------------------------
Net income before
      Income taxes and extraordinary gains                     $19,014                     $ 6,750
                                            ======================================================

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

(8)   NET INCOME PER SHARE

Basic net income per share is based on the weighted-average number of common shares outstanding excluding contingently issuable or returnable shares that contingently convert into Common Stock upon certain events. Diluted net income per share is based on the weighted average number of common shares outstanding and diluted potential common shares outstanding.

The following table set forth the computation of net income (numerator) and shares (denominator) for earnings per share:

                                                                              Three Months Ended
                                                                       September 30,           October 2,
                                                                           2000                   1999
Numerator (in thousands):
Net income                                                                 $15,551              $ 5,454
                                                         ----------------------------------------------


Denominator (in thousands):
Weighted average shares outstanding used for basic                          64,375               35,950
   income per share
Common stock options                                                         5,053                1,673
                                                         ----------------------------------------------
Weighted average shares outstanding used for diluted                        69,428               37,623
   income per share
                                                         ==============================================

(9)   INCOME TAXES
Our effective income tax rate was 18.2% for the first quarter of 2001 as compared to 19.7% in the prior year period. The decrease in the tax rate is primarily attributable to the increased profitability at our Singapore operations. Our Singapore operations has been given pioneer status, or exemption of taxes on non-passive income for five years, ending on December 31, 2002.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to revenue of certain cost, expense and income items. The table and the subsequent discussion should be read in conjunction with the financial statements and the notes thereto:

                                                                                  Three Months Ended
                                                                                  -------------------

                                                                          September 30,               October 2,
                                                                               2000                      1999
                                                                     ---------------------      --------------------

Revenues:                                                                            100.0%                    100.0%

Cost and expenses:
   Cost of sales                                                                      37.9                      41.7
   Research and development                                                           13.9                      15.7
   Selling, general and administrative                                                11.9                      11.7
   Management fee                                                                       --                       0.7
   Goodwill amortization                                                               0.1                       0.2
                                                                     ---------------------       -------------------
Operating income                                                                      36.2                      30.0
                                                                     ---------------------       -------------------

Interest and other income                                                              1.2                       0.4
Interest expense                                                                      (0.3)                    (12.6)
                                                                     ---------------------       -------------------
      Income before income taxes and extraordinary gain                               37.1                      17.8
Income taxes                                                                           6.8                       3.5
                                                                     ---------------------       -------------------
      Income before extraordinary gain                                                30.3                      14.3
 Gain on early retirement of bonds                                                      --                       0.1
                                                                     ---------------------       -------------------
      Net income                                                                      30.3%                     14.4%
                                                                     =====================       ===================

FIRST QUARTER FISCAL 2001 AS COMPARED TO FIRST QUARTER FISCAL 2000

Consolidated revenue increased by $13.5 million to $51.4 million for the first quarter ended September 30, 2000 as compared to the prior year quarter. The increase is primarily due to the increase in revenue generated by our Core applications.

Our Core silicon timing revenue increased by $15.8 million to $48.6 million for the first quarter ended September 30, 2000 as compared to the prior year quarter. The increase is attributable to strong demand from the communications equipment industry. Shipments to the communications market were 22% of revenue. This was driven by increased shipments of our networking and other broadband applications. Our Core silicon timing revenue contributed approximately 94.6% of consolidated revenue for the first quarter of fiscal 2001, which represented an increase from 86.5% for the prior year quarter. The average selling price for Core clocks declined 7.5%, while the volume increased 59.6%.

Non-Core revenue decreased by $2.3 million to $2.8 million for the quarter ended September 30, 2000, as compared to the prior year quarter. Non-Core revenue represented approximately 5.4% of total revenue in the first quarter of fiscal year 2001, as compared to 13.5% in the prior year period. This is primarily due to our strategic shift from the transceiver market to our other product groups. The average selling price for Non-Core revenue increased 2.1%, and the volume decreased 35.9%.

Foreign revenue (which includes shipments of integrated circuits ("ICs") to foreign companies as well as offshore subsidiaries of US multinational companies) was 72.2% of total revenue for the first quarter of fiscal 2001 as compared to 70.9% of total revenue in the prior year quarter. While the percentage increase reflected growing sales to the Pacific

Rim markets, certain of our international sales were to customers in the Pacific Rim, which in turn sold some of their products to North America, Europe and other non-Asian markets. Our sales are denominated in U.S. dollars and minimize foreign currency risk.

Cost of sales increased $3.7 million to $19.5 million for the quarter ended September 30, 2000, as compared to the prior year quarter. Cost of sales as a percentage of total revenue was 37.9% for the first quarter of fiscal 2001 as compared to 41.7% in the prior year quarter. We continue to realize material cost savings in the manufacturing processes and cost savings from our increased in-house testing.

Research and development ("R&D") expense increased $1.2 million to $7.1 million for the first quarter of fiscal 2001 from $5.9 million in the prior year quarter. Our continued emphasis on R&D includes greater spending in research and development for our Core silicon timing business. As a percentage of revenue, research and development decreased to 13.9% in the first quarter of fiscal 2001 as compared to 15.7% in the prior year period. The increased expense represented a lower percentage of revenue due to the significant increase in sales during the first quarter of fiscal 2001.

Selling, general and administrative expense increased $1.7 million to $6.1 million for the first quarter of fiscal 2001 as compared to the prior year period. As a percentage of total revenue, selling, general and administrative expenses increased to 11.9% in the first quarter of fiscal 2001 as compared to 11.7% in the prior year period. The increase is attributable to higher sales commissions as a result of increased revenues as well as the amortization of deferred compensation.

In connection with our initial public offering, we paid $2.7 million in fiscal 2000 to terminate the consulting agreement with both Bain Capital Inc. and Bear, Stearns & Co., Inc. and therefore we no longer pay management fees. The management fee incurred for the period ended October 2, 1999 was $0.3 million, or 0.7% of revenue.

In dollar terms, operating income was $18.6 million in the first quarter of fiscal 2001 compared to $11.4 million in the first quarter of fiscal 1999. Expressed as a percentage of revenue, operating income was 36.2% and 30.0% in the first quarter of fiscal 2001 and the prior year period, respectively.

Interest and other income was $0.6 million for the quarter ended September 30, 2000 and $0.1 million in the prior year period. Cash balance available for investing increased due to the extinguishments of debt, resulting in higher interest income.

Interest expense was $0.2 million in the first quarter of fiscal 2001 and $4.8 million in the first quarter of fiscal 2000. As result of our initial public offering, we paid down our financing obtained in connection with our May 1999 recapitalization and therefore interest expense has decreased significantly.

Our effective income tax rate was 18.2% for the first quarter of 2001 as compared to 19.7% in the prior year period. The decrease in the tax rate is primarily attributable to the increased profitability at our Singapore operations. Our Singapore operation has been given pioneer status, or exemption of taxes on non-passive income for five years ending on December 31, 2002.

INDUSTRY FACTORS

Our strategy has been to develop new products and introduce them ahead of the competition in order to have them selected for design into products of leading OEMs. Our newer components, which include advanced motherboard FTG components, data communication components and PC multimedia audio and graphics components, are examples of this strategy. However, there can be no assurance that we will continue to be successful in these efforts or that further competitive pressures would not have a material impact on revenue growth or profitability.

We include customer released orders in our backlog, which may be canceled generally with 30 days advance notice without significant penalty to the customers. Accordingly, we believe that our backlog, at any time, should not be used as a measure of future revenues.

The semiconductor and personal computer industry, in which we participate, is generally characterized by rapid technological change, intense competitive pressure, and, as a result, products price erosion. Our operating results can be impacted significantly by the introduction of new products, new manufacturing technologies, rapid changes in the demand for products, decreases in the average selling price over the life of a product and our dependence on third-party wafer suppliers. Our operating results are subject to quarterly fluctuations as a result of a number of factors, including competitive pressures on selling prices, availability of wafer supply, fluctuation in yields, changes in the mix of products sold, the timing and success of new product introductions and the scheduling of orders by customers. We believe that our future quarterly operating results may also fluctuate as a result of Company-specific factors, including pricing pressures on our more mature FTG components as well as the competitive pressure, continuing demand for our custom ASIC products and acceptance of our newly introduced ICs, board level and software products and market acceptance of our customers' products. Due to the effect of these factors on future operations, past performance may be a limited indicator in assessing potential future performance.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, our principal sources of liquidity included cash and investments of $42.5 million as compared to the July 1, 2000 balance of $29.2 million. Net cash provided by operating activities was $24.1 million in the first quarter of fiscal 2001, as compared to $9.2 million in the prior year quarter. This increase is primarily attributable to the increase in our profitability and our federal tax refund of $3.6 million received in the first quarter of fiscal 2001. Our days sales outstanding decreased from 48 days as of fourth quarter of fiscal 2000 to 43 days in the first quarter of fiscal 2001, while inventory turns increased from 7.0 times in fiscal 2000 to 7.2 times in the first quarter of fiscal 2001.

As a result of our continued expansion of our Phoenix design center and our San Jose facility, expenditures for property and equipment were $1.2 million in the first quarter of fiscal 2001 as compared to $1.5 million in the prior year quarter.

In June 2000, we secured a $30.0 million revolving credit facility with a commercial bank. The facility expires in June 2002, with an option, at the bank's sole discretion, to extend the facility for additional period and is subject to certain covenants, including maintenance of certain financial ratios. In the first quarter of fiscal 2001, we had no outstanding balances under this agreement. As of September 30, 2000, we were in compliance with the revolving credit facility covenants.

We believe that the existing sources of liquidity and funds, which we expect to generate from operations, will provide adequate cash to fund our anticipated working capital needs over the short term. Further expansion of our business or the completion of any material strategic acquisitions may require additional funds which, to the extent not provided by internally generated sources, could require us to seek access to the debt or equity market.

NEW ACCOUNTING PRONOUNCEMENTS

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exposures

Our sales are denominated in U.S. dollars, accordingly, we do not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in exchange rates would not have a material impact on our future operating results or cash flows.

Interest Rate Risk

As of September 30, 2000 we did not have obligations under the bank credit and, therefore, we currently do not engage in interest rate hedging activities.

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


                       INTEGRATED CIRCUIT SYSTEMS, INC.




Date:   November 14, 2000    By:     /S/ Hock E. Tan
                                ------------------------------------------
                             Hock E. Tan
                             President and Chief Executive Officer



Date:   November 14, 2000    By:   /S/ Justine F. Lien
                                ------------------------------------------
                             Justine F. Lien
                             Vice President, Finance and Chief Financial Officer
                             (Principal financial & accounting officer)