Form 10-Q
period 2000-12-30
INTEGRATED CIRCUIT SYSTEMS INC
filed 2001-02-12
CIK 874689

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

For the Quarter ended December 30, 2000

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

                              Yes   X    No_______
                                 ------

As of January 27, 2001, there were 64,694,642 shares of Common Stock; $0.01 par value, outstanding.


================================================================================

                        INTEGRATED CIRCUIT SYSTEMS, INC.
                        --------------------------------

                                      INDEX
                                      -----


                                                                        Page
                                                                       Number
                                                                       ------


PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets:
         December 30, 2000 (Unaudited) and July 1, 2000                    3

         Consolidated Statements of Operations (Unaudited):
         Three and Six Months Ended December 30, 2000
         and January 1, 2000                                               4

         Consolidated Statements of Cash Flows (Unaudited):
         Six Months Ended December 30, 2000 and
         January 1, 2000                                                   5

         Notes to Consolidated Financial Statements                        6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                                       14

PART II. OTHER INFORMATION

Item 4.  Submission of matters to a vote of security holders

Item 6.  Exhibits and Reports on Form 8-K

ITEM  1. CONSOLIDATED FINANCIAL STATEMENTS
           INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                         December 30,   July 1,
                                                            2000         2000
                                                          ---------    ---------
                                                         (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                              $  70,898    $  28,940
   Marketable securities                                        286          282
   Accounts receivable, net                                  30,331       23,660
   Inventory, net                                            10,526       10,718
   Prepaid income taxes                                         500        9,358
   Prepaid and other assets                                   4,065        4,191
   Current portion of deposit on purchase contracts            --          9,877
                                                          ---------    ---------
      Total current assets                                  116,606       87,026
                                                          ---------    ---------
Property and equipment, net                                  12,548       13,058
Other assets                                                  1,030        1,135
                                                          ---------    ---------
      Total assets                                        $ 130,184    $ 101,219
                                                          =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term obligations               $     239    $  10,435
   Accounts payable                                          14,172       13,408
   Accrued expenses and other current liabilities             6,737        6,079
                                                          ---------    ---------
      Total current liabilities                              21,148       29,922
                                                          ---------    ---------

Long-term debt, less current portion                            702          835
Other liabilities                                             1,170        1,542
                                                          ---------    ---------
      Total liabilities                                      23,020       32,299
                                                          ---------    ---------

Shareholders' equity:
  Common stock, $0.01 par, authorized 300,000;
  Issued and outstanding 64,629 and 64,269 shares as of
   December 30, 2000 and July 1, 2000, respectively             646          643

  Additional paid in capital                                202,239      199,018
  Accumulated deficit                                       (92,254)    (126,687)
  Deferred compensation                                      (3,233)      (3,768)
  Notes receivable                                             (234)        (286)
                                                          ---------    ---------
      Total shareholders' equity                            107,164       68,920
                                                          ---------    ---------
      Total liabilities and shareholders' equity          $ 130,184    $ 101,219
                                                          =========    =========


          See accompanying notes to consolidated financial statements.

                INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                 (In thousands)
                                   (Unaudited)

                                                       Three Months Ended          Six Months Ended
                                                       ------------------          ----------------
                                                     December 30, January 1,   December 30,  January 1,
                                                         2000         2000        2000         2000
                                                     ---------    ---------    ---------    ---------
Revenue:                                             $  56,484    $  41,058    $ 107,835    $  78,898

Cost and expenses:
   Cost of sales                                        21,362       17,095       40,831       32,870
   Research and development                              7,503        5,781       14,643       11,721
   Selling, general and administrative                   4,301        6,687       10,418       11,127
   Management fee                                         --            250         --            500
   Goodwill amortization                                    58           58          117          117
                                                     ---------    ---------    ---------    ---------
      Operating income                                  23,260       11,187       41,826       22,563
                                                     ---------    ---------    ---------    ---------


Interest and other income                                  865          232        1,466          369
Interest expense                                           (22)      (4,549)        (175)      (9,312)
                                                     ---------    ---------    ---------    ---------
      Income before income taxes and extraordinary
       gain                                             24,103        6,870       43,117       13,620

Income taxes                                             5,221           71        8,684        1,403
                                                     ---------    ---------    ---------    ---------
      Income before extraordinary gain                  18,882        6,799       34,433       12,217
Extraordinary gain on early extinguishment of debt        --            134         --            170
                                                     ---------    ---------    ---------    ---------
 Net income                                          $  18,882    $   6,933    $  34,433    $  12,387
                                                     =========    =========    =========    =========


Basic income per share:
    Income before extraordinary gain                 $    0.29    $    0.19    $    0.53    $    0.34
    Extraordinary gain on early extinguishment of
     debt                                                 --           --           --           --
                                                     ---------    ---------    ---------    ---------
    Net income                                       $    0.29    $    0.19    $    0.53    $    0.34
                                                     ---------    ---------    ---------    ---------


Diluted income per share:
    Income before extraordinary gain                 $    0.27    $    0.17    $    0.50    $    0.31
    Extraordinary gain on early extinguishment of
     debt                                                 --           --           --           --
                                                     ---------    ---------    ---------    ---------
    Net income                                       $    0.27    $    0.17    $    0.50    $    0.31
                                                     ---------    ---------    ---------    ---------

Weighted average share outstanding - basic              64,597       36,156       64,486       36,053
Weighted average share outstanding - diluted            69,404       40,024       69,451       39,921



          See accompanying notes to consolidated financial statements.

               INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                           Six Months Ended
                                                                           ----------------
                                                                        December 30, January 1,
                                                                           2000        2000
                                                                        ------------ ----------
Cash flows from operating activities:
   Net income                                                            $ 34,433    $ 12,387
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                         2,583       2,249
      Amortization of deferred compensation                                   535        --
      Tax benefit of stock options                                          2,857          61
   Changes in assets and liabilities:
      Accounts receivable                                                  (6,671)       (277)
      Inventory                                                               192         340
      Other assets, net                                                       567      (1,877)
      Accounts payable, accrued expenses and other current liabilities      1,422       3,082
      Income taxes                                                          8,858          54
      Other                                                                  (726)      1,084
                                                                         --------    --------
         Net cash provided by operating activities                         44,050      17,103
                                                                         --------    --------

Cash flows from investing activities:
   Capital expenditures                                                    (2,056)     (2,608)
   Refunds of deposits on purchase contracts                                9,877         769
   Proceeds from sale of fixed assets                                          49          60
                                                                         --------    --------
         Net cash used in investing activities                              7,870      (1,779)
                                                                         --------    --------

Cash flows from financing activities:
   Net repayments under line of credit agreement                          (10,000)       --
   Exercise of stock options                                                  210          39
   Investment into the Company                                               --        13,467
   Shares purchased through stock purchase plan                               351        --
   Initial public offering expenses                                          (194)       --
   Deferred financing charges                                                --          (202)
   Repayments of long-term debt                                              (329)    (13,430)
                                                                         --------    --------
         Net cash used in financing activities                             (9,962)       (126)
                                                                         --------    --------

Net increase in cash and cash equivalents                                  41,958      15,198
Cash and cash equivalents:
   Beginning of period                                                     28,940       9,285
                                                                         --------    --------
   End of period                                                         $ 70,898    $ 24,483
                                                                         ========    ========


          See accompanying notes to consolidated financial statements.

                INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) INTERIM ACCOUNTING POLICY

The accompanying financial statements have not been audited. In the opinion of our management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly our financial position at December 30, 2000 and results of operations and cash flows for the interim periods presented. Certain items have been reclassified to conform to current period presentation.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended July 1, 2000. Results of operations for the six months ended December 30, 2000 are not necessarily indicative of results to be expected for the full year.

(2) CONSOLIDATION POLICY

The accompanying consolidated financial statements include the accounts of the Company and all of our subsidiaries (wholly and majority-owned), after elimination of all significant intercompany accounts and transactions.

(3) INVENTORY

Inventory is valued at the lower of market or standard cost, which approximates actual costs using the first-in, first-out (FIFO) method.

The components of inventories are as follows (in thousands):


                                            December 30,       July 1,
                                                2000            2000
                                              -------         -------
Work-in-process                               $ 6,693         $ 4,934
Finished parts                                  7,454           9,306
Less:  Obsolescence reserve                    (3,621)         (3,522)
                                              -------         -------
                                              $10,526         $10,718
                                              =======         =======


(4) PURCHASE COMMITMENTS

On October 7, 1998, we assumed a third party's wafer purchase contract with Chartered Semiconductor PTE ("Chartered"). The agreement required us to advance $12.0 million as part of a mutual commitment for Chartered to supply and for us to purchase an agreed upon minimum quarterly quantity of wafers over a twenty-seven month period from October 1, 1998 to December 31, 2000. The agreement required Chartered to refund the deposit to us in progressive quarterly installments based upon the volume of purchases made by us, and they are contractually obligated to return our deposit. As a result of the December 31, 2000 expiration date, the remaining balance of $9.9 million was refunded to us during the first six months of fiscal 2001.

(5) DEBT

In June 2000, we obtained a $30.0 million revolving credit facility with a commercial bank. The facility expires in June 2002, with an option to extend the facility for an additional period and is subject to certain covenants, including maintenance of certain financial ratios. As of December 30, 2000, we had no outstanding balances under this agreement, and we were in compliance with the revolving credit facility covenants.

(6) BUSINESS SEGMENT INFORMATION

We have two reportable segments, Core products and Non-core products. The Core segment consists of silicon timing devices for electronic devices. The Non-core products include data communication transceivers and mixed signal integrated circuits.

Our reportable segments are strategic product lines that differ in nature and have different end uses. As such these product lines are managed and reported to the chief operating decision-maker separately.

Core products are standard application specific products that are sold into a variety of applications. The average selling prices tend to be stable, gross margins are higher than commodity products, and the volumes higher than the Non-core segment. The Non-core segment is made up of custom parts using varied technologies for different applications in mixed signal. Each component in the custom product line is developed specifically for one customer for their specific application.

Revenue and operating profit by business segment were as follows:


                                                                    BUSINESS SEGMENT NET REVENUE
                                                                           (IN THOUSANDS)
                                            -------------------------------------------------------------------------------
                                                      THREE MONTHS ENDING                        SIX MONTHS ENDING
                                            -------------------------------------------------------------------------------
                                                        DECEMBER 30,           JANUARY 1,       DECEMBER 30,     JANUARY 1,
                                                            2000                  2000              2000            2000
                                            -------------------------------------------------------------------------------

Core                                                      $53,753              $37,441          $102,331            $69,833
Non - core                                                  2,731                3,617             5,504              9,065
                                            -------------------------------------------------------------------------------
Total Net Revenues                                        $56,484              $41,058          $107,835            $78,898
                                            ===============================================================================




                                                                         BUSINESS SEGMENT PROFIT
                                                                              (IN THOUSANDS)
                                            -------------------------------------------------------------------------------
                                                      THREE MONTHS ENDING                        SIX MONTHS ENDING
                                            -------------------------------------------------------------------------------
Operating Profit:                                       DECEMBER 30,           JANUARY 1,       DECEMBER 30,     JANUARY 1,
                                                            2000                  2000              2000            2000
                                            -------------------------------------------------------------------------------


Core                                                      $21,734               $10,449          $39,129             $19,889
Non - core                                                  1,526                   988            2,697               3,174
Management fee                                                 --                  (250)              --                (500)
                                            --------------------------------------------------------------------------------

    Total Operating Profit                                $23,260               $11,187          $41,826             $22,563
Reconciliation to statements of operations:
Interest & Other Income                                       865                   232            1,466                 369
Interest Expense                                              (22)               (4,549)            (175)             (9,312)
Net income before
      income taxes and extraordinary gains                $24,103               $ 6,870          $43,117             $13,620
                                            ================================================================================

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

(8) NET INCOME PER SHARE

Basic net income per share is based on the weighted average number of common shares outstanding excluding contingently issuable or returnable shares that contingently convert into Common Stock upon certain events. Diluted net income per share is based on the weighted average number of common shares outstanding and diluted potential common shares outstanding.

The following table set forth the computation of net income (numerator) and shares (denominator) for earnings per share:

                                                                  Three Months Ended                       Six Months Ended
                                                           December 30,          January 1,        December 30,        January 1,
                                                               2000                2000               2000               2000
                                                      -----------------------------------------------------------------------------
Numerator (in thousands):
Net income                                                  $18,882             $ 6,933            $34,433            $12,387
                                                      -----------------------------------------------------------------------------


Denominator (in thousands):
Weighted average shares outstanding used for basic
   income per share                                          64,597              36,156             64,486             36,053
Common stock options                                          4,807               3,868              4,965              3,868
                                                      -----------------------------------------------------------------------------
Weighted average shares outstanding used for diluted
   income per share                                          69,404              40,024             69,451             39,921
                                                      =============================================================================

(9)    INCOME TAXES

Our effective income tax rate was 20.1% for the first six months of 2001 as compared to 10.3% in the prior year period. The decrease in interest expense increased profitability in the US resulting in an increase in the consolidated tax rate.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship to revenue of certain cost, expense and income items. The table and the subsequent discussion should be read in conjunction with the financial statements and the notes thereto:



                                                           Three Months Ended                            Six Months Ended
                                                           -------------------                           ----------------
                                                   December 30,           January 1,            December 30,             January 1,
                                                       2000                  2000                   2000                   2000
                                                ------------------     ----------------       ----------------        --------------
Revenues:                                             100.0%                100.0%                  100.0%                100.0%

Cost and expenses:
   Cost of sales                                       37.8                  41.6                    37.9                  41.7
   Research and development                            13.3                  14.1                    13.6                  14.9
   Selling, general and administrative                  7.7                  17.0                     9.7                  14.8
                                                  -----------            -----------            -----------             ----------
Operating income                                       41.2                  27.3                    38.8                  28.6
                                                  -----------            -----------            -----------             ----------


Interest and other income                               1.5                   0.6                     1.4                   0.5
Interest expense                                       (0.0)                (11.1)                   (0.2)                (11.8)
                                                  -----------            -----------            -----------             ----------
      Income before income taxes and
       extraordinary gain                              42.7                  16.8                    40.0                  17.3
Income taxes                                            9.3                   0.2                     8.1                   1.8
                                                  -----------            -----------            -----------             ----------
      Income before extraordinary gain                 33.4                  16.6                    31.9                  15.5
 Gain on early retirement of bonds                       --                   0.3                      --                   0.2
                                                  -----------            -----------            -----------             ----------
      Net income                                       33.4%                 16.9%                   31.9%                 15.7%
                                                  ===========            ===========            ===========             ==========

SECOND QUARTER FISCAL 2001 AS COMPARED TO SECOND QUARTER FISCAL 2000

Revenue. Consolidated revenue increased by $15.4 million to $56.5 million, compared to the corresponding prior year quarter. Revenue generated by our Core silicon timing products is the reason for the growth.

Our Core silicon timing revenue increased by $16.3 million to $53.8 million, compared to the corresponding prior year quarter. Over 50% of our Core revenue during this period was derived from non-PC related sources, compared with 31% for the corresponding prior year period. Despite a slow down in the communications industry as a whole, we continue to see strong demand for our communications equipment and increased shipments for our networking and other communications applications. Shipments to the communications market were 29% of our core revenue. This was driven by increased shipments to our networking and other telecom applications. Our Core silicon timing revenue contributed approximately 95.2% of consolidated revenue for the second quarter of fiscal 2001, which represented an increase from 91.2% for the prior year quarter. The average selling price for Core clocks declined 0.3%, while the volume increased 44.0%.

Non-core revenue decreased by $0.9 million to $2.7 million, compared to the corresponding prior year quarter. Non-core revenue represented approximately 4.8% of total revenue in the second quarter of fiscal year 2001, as compared to 8.8% in the prior year period. This is primarily due to our focus on the Core silicon timing products. The average selling price for Non-core revenue decreased 30.9%, and the volume increased 9.3%.

Foreign revenue (which includes shipments of integrated circuits ("ICs") to foreign companies as well as offshore subsidiaries of US multinational companies) was 65.1% of total revenue for the second quarter of fiscal 2001 as compared to 73.1% of total revenue in the prior year quarter. The decrease in the percentage reflects a higher rate of growth of domestic revenue as compared to our foreign revenue.

Cost of Sales. Cost of sales increased by $4.3 million to $21.4 million, compared to the corresponding prior year quarter. Gross margin for the second quarter of fiscal 2001 as a percentage of total revenue was 62.2%, as compared to 58.4% in the prior year quarter. We continue to realize cost savings from lower third party fabrication and assembly facilities costs from taking substantially all of our testing procedures in-house at our Singapore testing facility.

Research and Development Expense. Research and development ("R&D") expense increased by $1.7 million to $7.5 million, compared to the corresponding prior year quarter. Our continued emphasis on R&D includes greater spending in research and development for products serving the communications industry. As a percentage of revenue, research and development decreased to 13.3% in the second quarter of fiscal 2001 as compared to 14.1% in the prior year period. The increased expense represented a lower percentage of revenue due to the significant increase in sales during the second quarter of fiscal 2001.

Selling, General, Administrative and Other Expense. Selling, general, administrative and other expense decreased by $2.6 million to $4.4 million, compared to the corresponding prior year quarter. As a percentage of total revenue, selling, general, administrative and other expenses decreased to 7.7% in the second quarter of fiscal 2001 as compared to 17.0% in the prior year period. The decrease is partly attributable to the expense of $2.6 million incurred in connection with the settlement of a lawsuit by Motorola in the second quarter of fiscal 2000. In addition, selling, general and administrative expense for the second quarter of fiscal 2001 is net of $2.0 million in insurance proceeds received in relation to the litigation. Excluding these two events, selling, general, administrative and other expense has increased $2.0 million primarily due to higher sales commissions as a result of increased revenues in fiscal 2001.

Operating Income. In dollar terms, operating income increased by $12.1 million to $23.3 million, compared to the corresponding prior year quarter. Expressed as a percentage of revenue, operating income was 41.2% and 27.3% in the second quarter of fiscal 2001 and the prior year period, respectively.

Interest Expense. Interest expense decreased by $4.5 million to less than $0.1 million, compared to the corresponding prior year quarter. As a result of the repayment of debt with the net proceeds of our initial public offering, our outstanding borrowings have decreased.

Interest and Other Income. Interest and other income increased by $0.7 million to $0.9 million, compared to the corresponding prior year quarter. Cash balance available for investing increased due to the repayment of debt with the net proceeds of our initial public offering.

Income Tax Expense. Our effective income tax rate was 21.7% for the second quarter of 2001 as compared to 1.2% in the prior year period. The decrease in interest expense has increased profitability in our US facilities causing an increase in the consolidated tax rate.

FIRST HALF OF FISCAL YEAR 2001 COMPARED TO FIRST HALF OF FISCAL YEAR 2000

   Revenue. Consolidated revenue for the first half of fiscal year 2001 increased by $28.9 million to $107.8 million, compared to the corresponding prior year period. This growth in revenue is primarily due to increased sales of our core silicon timing products.

   Our core silicon timing revenue for the first half of fiscal year 2001 increased by $32.5 million to $102.3 million, compared to the corresponding prior year period. Over 50% of our core revenue during this period was derived from digital consumer and communications related sources, compared with 33.8% for the corresponding prior year period. Despite a slow down in the communications industry as a whole, we continue to see strong demand for our communications equipment and increased shipments of our communications equipment products. Shipments to the communications market accounted for 26.1% of our core revenue for the first half of fiscal year 2001, compared to 11.7% for the first half of fiscal year 2000. The increase in the first half of fiscal year 2001 was driven by increased shipments of our networking and other telecom applications. Our core silicon timing revenue contributed approximately 94.9% of total revenue for the first half of fiscal year 2001, which represented an increase from 88.5% for the corresponding prior year period. The average selling price for core silicon timing devices declined 3.0%, while the volume increased 51.1%.

   Non-core revenue for the first half of fiscal year 2001 decreased by $3.6 million to $5.5 million, compared to the corresponding prior year period. Non-core revenue represented approximately 5.1% of total revenue in the first half of fiscal year 2001, compared to 11.5% in the corresponding prior year period. This decrease is primarily due to our continued focus on the core silicon timing products. The average selling price for non-core revenue decreased 20.0% and the volume decreased 24.5%.

   Foreign revenue (which includes shipments of integrated circuits to foreign companies as well as offshore subsidiaries of U.S. multinational companies) was 68.5% of total revenue for the first half of fiscal 2001, compared to 72.1% of total revenue in the corresponding prior year period. The decrease in the percentage reflects a higher rate of growth of our domestic revenue as compared to our foreign revenue.

   Gross Margin. Cost of sales for the first half of fiscal year 2001 increased by $7.9 million to $40.8 million, compared to the corresponding prior year period. Gross margin for the first half of fiscal year 2001 as a percentage of total revenue was 62.1%, compared to 58.3% in the corresponding prior year period. We continue to realize cost savings from lower third party fabrication and assembly facilities costs from taking substantially all of our testing procedures in-house at our Singapore testing facility.

   Research and Development. Research and development expense for the first half of fiscal year 2000 increased by $2.9 million to $14.6 million, compared to the corresponding prior year period. Our continued emphasis on research and development includes greater spending in research and development for products serving the communications industry. As a percentage of revenue, research and development decreased to 13.6% in the first half of fiscal year 2001, compared to 14.9% in the corresponding prior year period. While in dollar terms expense grew, this represented a lower percentage of revenue due to the significant increase in sales during the first half of fiscal 2001.

   Selling, General, Administrative and Other. Selling, general, administrative and other expense for the first half of fiscal year 2001 decreased by $1.2 million to $10.5 million, compared to the corresponding prior year period. As a percentage of total revenue, selling, general, administrative and other expenses decreased to 9.7% in the first half of fiscal year 2001, compared to 14.8% in the prior year period. The decrease is partly attributable to the inclusion in the selling, general, administrative and other expense for the first half of fiscal year 2000 of $3.1 million incurred in connection with the settlement of a lawsuit by Motorola. In addition, selling, general, administrative and other expense for the first half of fiscal year 2001 is net of $2.0 million in insurance proceeds received in relation to the litigation. Excluding these two litigation related items, selling, general, administrative and other expense has increased as a percentage of total revenue to 11.6% in the first half of fiscal year 2001, compared to 11.0% in the corresponding prior year period. This increase is primarily due to the amortization, in the first half of fiscal year 2001, of deferred compensation relating to options granted in the third quarter of fiscal year 2000.

   Operating Income. Operating income increased by $19.2 million to $41.8 million, compared to the corresponding prior year period. Expressed as a percentage of revenue, operating income was 38.8% and 28.6% in the first half of fiscal year 2001 and the prior year period, respectively.

   Interest Expense. Interest expense decreased by $9.1 million to $0.2 million, compared to the corresponding prior year period. As result of the repayment of debt with the net proceeds of our initial public offering, our outstanding borrowings have decreased.

   Interest and Other Income. Interest and other income increased by $1.1 million to $1.5 million, compared to the corresponding prior year period. Cash balance available for investing increased due to the repayment of debt with the net proceeds of our initial public offering.

   Income Tax Expense. Our effective income tax rate for the first half of fiscal year 2001 was 20.1%, compared to 10.3% in the corresponding prior year period. The decrease in interest expense has increased profitability in our U.S. facilities causing an increase in the consolidated tax rate.

INDUSTRY FACTORS

Our strategy has been to develop new products and introduce them ahead of the competition in order to have them selected for design into products of leading OEMs. Our newer components, which include advanced motherboard frequency timing generator components, and silicon timing devices for digital consumer and communication applications, are examples of this strategy. However, there can be no assurance that we will continue to be successful in these efforts or that further competitive pressures would not have a material impact on revenue growth or profitability.

We include customer released orders in our backlog, which may be canceled generally with 30 days advance notice without significant penalty to the customers. Accordingly, we believe that our backlog, at any time, should not be used as a measure of future revenues.

The semiconductor, personal computer and communication industries, in which we participate, are generally characterized by rapid technological change, intense competitive pressure, and, as a result, products price erosion. Our operating results can be impacted significantly by the introduction of new products, new manufacturing technologies, rapid changes in the demand for products, decreases in the average selling price over the life of a product and our dependence on third-party wafer suppliers. Our operating results are subject to quarterly fluctuations as a result of a number of factors, including competitive pressures on selling prices, availability of wafer supply, fluctuation in yields, changes in the mix of products sold, the timing and success of new product introductions and the scheduling of orders by customers. We believe that our future quarterly operating results may also fluctuate as a result of Company-specific factors, including pricing pressures on our more mature FTG components as well as the competitive pressure and acceptance of our newly introduced ICs and market acceptance of our customers' products. Due to the effect of these factors on future operations, past performance may be a limited indicator in assessing potential future performance.

LIQUIDITY AND CAPITAL RESOURCES

   At December 30, 2000, our principal sources of liquidity included cash and investments of $71.2 million, compared to of $29.2 million at July 1, 2000. Net cash provided by operating activities was $44.1 million in the first six months of fiscal 2001, compared to $17.1 million in the prior year period. This increase is primarily attributable to the growth in our profitability, our federal tax refund of $3.6 million received in the first quarter of fiscal
2001 and our receipt of the insurance proceeds of $2.0 million in the second quarter of fiscal 2001. Our days sales outstanding increased from 48 days as of the fourth quarter of fiscal 2000 to 49 days in the second quarter of fiscal 2001, while inventory turns increased from 7.0 times in fiscal 2000 to 7.9 times in the first quarter of fiscal 2001.

   As a result of our continued expansion of our Phoenix design center and our San Jose facility, expenditures for property and equipment were $2.1 million in the first six months of fiscal 2001, compared to $2.6 million in the prior year period.

   On October 7, 1998, we assumed a third party's wafer purchase contract with Chartered Semiconductor PTE. The agreement required us to advance $12.0 million as part of a mutual commitment for Chartered to supply and for us to purchase an agreed upon minimum quarterly quantity of wafers over a 27-month period from October 1, 1998 to December 31, 2000. The agreement required Chartered to refund the deposit to us in progressive quarterly installments based upon the volume of purchases made by us. As a result of the December 31, 2000 expiration date, the remaining balance of $9.9 million was refunded to us during the first six months of fiscal 2001.

   In June 2000, we secured a $30.0 million revolving credit facility with a commercial bank. The facility expires in June 2002, with an option, at the bank's sole discretion, to extend the facility for an additional period and is subject to certain covenants, including maintenance of certain financial ratios. In the first quarter of fiscal 2001, we had no outstanding balances under this agreement. As of December 30, 2000, we were in compliance with the revolving credit facility covenants.

   We believe that cash flows from operating activities and borrowings available under our revolving credit facility will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months. Thereafter, we may need to raise additional funds in future periods to fund our operations and potential acquisitions, if any. Any such additional financing, if needed, might not be available on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and results of operations. If additional funds were raised through the issuance of equity securities or convertible debt securities, the percentage of ownership of our shareholders would be reduced. Furthermore, such equity securities or convertible debt securities might have rights, preferences or privileges senior to our common stock.

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

Interest Rate Risk
As of December 30, 2000 we did not have obligations under the bank credit and, therefore, we currently do not engage in interest rate hedging activities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting of stockholders held on November 15, 2000, the stockholders of the Company approved an amendment to the Company's articles of incorporation, increasing the number of classes on the Board of Directors from two to three, and elected two directors of the Company.

The vote approving the amendment to the Company's articles of incorporation was 44,308,672 shares for, 6,448,619 shares against and 675 shares abstaining. Mr. Hock E. Tan and Dr. Nam P. Suh were elected to serve as directors at the meeting. The voting results were 52,896,949 shares in favor and 110,875 shares withheld for Mr. Tan and 52,896,949 shares in favor and 110,875 shares withheld for Dr. Suh.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

        Exhibit
        Number                    Description
        ------                    -----------

         3.1 Amended and Restated Articles of Incorporation of the Registrant (as amended effective January 2001).

        10.4 Revolving Credit Loan Agreement, dated as of June 23, 2000, among the Company, ICST, Inc., ICS Technologies, Inc., Integrated Circuit Systems PTE, Ltd. and First Union National Bank.

        10.31 Indemnification Agreement dated May 22, 2000 between Integrated Circuit Systems, Inc. and Justine F. Lien (pursuant to instruction 2 to Item 601 of Regulation S-K, the Indemnification Agreements, which are substantially identical in all material respects except as to the parties thereto, between the Company and the following individuals not being filed: Hock E. Tan, Lewis C. Eggebrecht, Henry I. Boreen, Michael A. Krupka, David Dominik, Prescott Ashe and John Howard).


(b)    Reports on Form 8-K:

        None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             INTEGRATED CIRCUIT SYSTEMS, INC.




Date:   February 9, 2001     By:  /s/ Hock E. Tan
                                _______________________________________________
                             Hock E. Tan
                             President and Chief Executive Officer



Date:   February 9, 2001     By:  /s/ Justine F. Lien
                                _______________________________________________
                             Justine F. Lien
                             Vice President, Finance and Chief Financial Officer
                             (Principal financial & accounting officer)