Form 10-Q
period 2001-03-31
INTEGRATED CIRCUIT SYSTEMS INC
filed 2001-05-10
CIK 874689

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

For the Quarter ended March 31, 2001

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

As of May 4, 2001, there were 65,541,937 shares of Common Stock; $0.01 par value, outstanding.
================================================================================

                        INTEGRATED CIRCUIT SYSTEMS, INC.
                        --------------------------------

                                     INDEX
                                     -----


                                                                        Page
                                                                       Number
                                                                       ------


PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets:
           March 31, 2001 (Unaudited) and July 1, 2000                    3

         Consolidated Statements of Operations (Unaudited):
           Three and Nine Months Ended March 31, 2001
           and April 1, 2000                                              4

         Consolidated Statements of Cash Flows (Unaudited):
           Nine Months Ended March 31, 2001 and April 1, 2000             5

         Notes to Consolidated Financial Statements                       6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            9

Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                                   14


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

Item 1.  Consolidated Financial Statements

               INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                 (In thousands)

                                                                         March 31,                 July 1,
                                                                           2001                     2000
                                                                       -----------               -----------
                                                                        (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                             $ 67,100                 $ 28,940
   Marketable securities                                                   10,249                      282
   Accounts receivable, net                                                34,471                   23,660
   Inventory, net                                                          11,619                   10,718
   Prepaid income taxes                                                     1,627                    9,358
   Prepaid assets                                                           5,827                    4,191
   Current portion of deposit on purchase contracts                            --                    9,877
                                                                         --------                 --------
      Total current assets                                                130,893                   87,026
                                                                         --------                 --------
Property and equipment, net                                                11,971                   13,058
Other assets                                                                1,055                    1,135
                                                                         --------                 --------
      Total assets                                                       $143,919                 $101,219
                                                                         ========                 ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term obligations                              $    441                 $ 10,435
   Accounts payable                                                        14,159                   13,408
   Accrued expenses and other current liabilities                           4,785                    6,079
                                                                         --------                 --------
      Total current liabilities                                            19,385                   29,922
                                                                         --------                 --------

Long-term debt, less current portion                                          384                      835
Other liabilities                                                           1,426                    1,542
                                                                         --------                 --------
      Total liabilities                                                    21,195                   32,299
                                                                         --------                 --------

Shareholders' equity:
  Common stock, $0.01 par, authorized 300,000;
  Issued and outstanding 64,908 and 64,269 shares as of
  March 31, 2001 and July 1, 2000, respectively.                              649                      643
  Additional paid in capital                                              204,522                  199,018
  Accumulated deficit                                                     (79,259)                (126,687)
  Deferred compensation                                                    (2,985)                  (3,768)
  Notes receivable                                                           (203)                    (286)
                                                                         --------                 --------
      Total shareholders' equity                                          122,724                   68,920
                                                                         --------                 --------
      Total liabilities and shareholders' equity                         $143,919                 $101,219
                                                                         ========                 ========

          See accompanying notes to consolidated financial statements.

               INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                 (In thousands)
                                  (Unaudited)

                                                                 Three Months Ended                     Nine Months Ended
                                                         ----------------------------------     ---------------------------------
                                                         March 31, 2001       April 1, 2000     March 31, 2001      April 1, 2000
                                                         ------------------------------------------------------------------------
Revenue:                                                    $45,320              $41,613           $153,155             $120,511

Cost and expenses:
   Cost of sales                                             17,109               16,068             57,940               48,938
   Research and development                                   7,237                6,341             21,880               18,062
   Selling, general and administrative                        6,434                5,856             16,852               16,983
   Management fee                                                --                  250                 --                  750
   Goodwill amortization                                         59                   59                176                  176
                                                         ------------------------------------------------------------------------
      Operating income                                       14,481               13,039             56,307               35,602
                                                         ------------------------------------------------------------------------


Interest and other income                                     1,140                  423              2,606                  792
Interest expense                                                (22)              (4,543)              (197)             (13,855)
                                                         ------------------------------------------------------------------------

      Income before income taxes and extraordinary
       gain                                                  15,599                8,919             58,716               22,539
Income taxes                                                  2,604                  810             11,288                2,213
                                                         ------------------------------------------------------------------------

      Income before extraordinary gain                       12,995                8,109             47,428               20,326
Extraordinary gain on early extinguishment of debt               --                   --                 --                  170
                                                         ------------------------------------------------------------------------
Net income                                                  $12,995              $ 8,109           $ 47,428             $ 20,496
                                                         ========================================================================
Basic income per share:
    Income before extraordinary gain                        $  0.20              $  0.21           $   0.73             $   0.56
    Extraordinary gain on early extinguishment of
     debt                                                        --                   --                 --                   --
                                                         ------------------------------------------------------------------------
    Net income                                              $  0.20              $  0.21           $   0.73             $   0.56
                                                         ------------------------------------------------------------------------
Diluted income per share:
    Income before extraordinary gain                        $  0.19              $  0.16           $  0.68              $  0.42
    Extraordinary gain on early extinguishment of
     debt                                                        --                   --                --                   --
                                                         ------------------------------------------------------------------------

    Net income                                              $  0.19              $  0.16           $  0.68               $  0.42
                                                         ------------------------------------------------------------------------

Weighted average share outstanding - basic                   64,746               37,717            64,573                36,608
Weighted average share outstanding - diluted                 69,577               50,184            69,507                48,365



          See accompanying notes to consolidated financial statements.

               INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (In thousands)


                                                                                       Nine Months Ended
                                                                                       -----------------
                                                                                 March 31,               April 1,
                                                                                   2001                    2000
                                                                            ------------------     -------------------
Cash flows from operating activities:
   Net income                                                                  $ 47,428                        $ 20,496
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                               3,850                           3,371
      Amortization of deferred compensation                                         783                              --
      Tax benefit of stock options                                                4,791                             219
   Changes in assets and liabilities:
      Accounts receivable                                                       (10,811)                           (269)
      Inventory                                                                    (901)                            (93)
      Other assets, net                                                            (370)                         (1,289)
      Accounts payable, accrued expenses and other current liabilities             (531)                           (127)
      Income taxes                                                                7,731                             360
      Other                                                                      (1,302)                          4,218
                                                                             ----------                        --------
         Net cash provided by operating activities                               50,668                          26,886
                                                                             ----------                        --------
Cash flows from investing activities:
   (Purchases) sales of investments                                             (10,060)                             --
   Capital expenditures                                                          (2,734)                         (3,505)
   Refunds of deposits on purchase contracts                                      9,877                           5,143
   Proceeds from sale of fixed assets                                               135                              93
                                                                             ----------                        --------
         Net cash (used in) provided by investing activities                     (2,782)                          1,731
                                                                             ----------                        --------
Cash flows from financing activities:
   Net repayments under line of credit agreement                                (10,000)                             --
   Exercise of stock options                                                        402                              60
   Investment into the Company                                                       --                          13,467
   Shares sold through stock purchase plan                                          511                              --
   Initial public offering expenses                                                (194)                             --
   Deferred financing charges                                                        --                            (395)
   Repayments of long-term debt                                                    (445)                        (19,463)
   Other                                                                             --                            (251)
                                                                             ----------                        --------
         Net cash used in financing activities                                   (9,726)                         (6,582)
                                                                             ----------                        --------

Net increase in cash and cash equivalents                                        38,160                          22,035
Cash and cash equivalents:
   Beginning of period                                                           28,940                           9,285
                                                                             ----------                        --------
   End of period                                                               $ 67,100                        $ 31,320
                                                                             ==========                        ========

See accompanying notes to consolidated financial statements.

               INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)   INTERIM ACCOUNTING POLICY

The accompanying financial statements have not been audited. In the opinion of our management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly our financial position at March 31, 2001 and results of operations and cash flows for the interim periods presented. Certain items have been reclassified to conform to current period presentation.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended July 1, 2000. Results of operations for the nine months ended March 31, 2001 are not necessarily indicative of results to be expected for the full year.

(2)   CONSOLIDATION POLICY

The accompanying consolidated financial statements include the accounts of the Company and all of our subsidiaries (wholly and majority-owned), after elimination of all significant intercompany accounts and transactions.

(3)   INVENTORY

Inventory is valued at the lower of market or standard cost, which approximates actual costs using the first-in, first-out (FIFO) method.

The components of inventories are as follows (in thousands):

                                      March 31,       July 1,
                                        2001           2000
                                      ---------       -------
       Work-in-process                $ 8,274         $ 4,934
       Finished parts                   7,112           9,306
       Less:  Obsolescence reserve     (3,767)         (3,522)
                                      -------         -------
                                      $11,619         $10,718
                                      =======         =======

(4)   PURCHASE COMMITMENTS

On October 7, 1998, we assumed a third party's wafer purchase contract with Chartered Semiconductor PTE ("CSM"). The agreement required us to advance $12.0 million as part of a mutual commitment for CSM to supply and for us to purchase an agreed upon minimum quarterly quantity of wafers over a twenty-seven month period from October 1, 1998 to December 31, 2000. The agreement required CSM to refund the deposit to us in progressive quarterly installments based upon the volume of purchases made by us, and they are contractually obligated to return our deposit. As a result of the December 31, 2000 expiration date, the remaining balance of $9.9 million was refunded to us during the second quarter of fiscal 2001.

(5)   DEBT

In June 2000, we obtained a $30.0 million revolving credit facility with a commercial bank. The facility expires in June 2002, with an option to extend the facility for an additional period and is subject to certain covenants, including maintenance of certain financial ratios. As of March 31, 2001, we had no outstanding balances under this agreement, and we were in compliance with the revolving credit facility covenants.

(6)   BUSINESS SEGMENT INFORMATION

We have two reportable segments, core products and non-core products. The core segment represents parts which incorporate timing and synchronization signals in electronic devices. The non-core products include data communication transceivers and custom components.

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

Revenue and operating profit by business segment were as follows:


                                                                                  Business Segment Net Revenue
                                                             ------------------------------------------------------------------
                                                                   Three Months Ending                  Nine Months Ending
                                                             ------------------------------------------------------------------
                                                              March 31,             April 1,         March 31,         April 1,
                                                                2001                  2000             2001              2000
                                                             ------------------------------------------------------------------
Core                                                           $43,974              $36,968          $146,305          $106,801
Non - core                                                       1,346                4,645             6,850            13,710
                                                             ------------------------------------------------------------------
Total Net Revenues                                             $45,320              $41,613          $153,155          $120,511
                                                             ==================================================================

                                                                                      Business Segment Profit
                                                             ------------------------------------------------------------------
                                                                   Three Months Ending                  Nine Months Ending
                                                             ------------------------------------------------------------------
                                                              March 31,             April 1,         March 31,         April 1,
                                                                2001                  2000             2001              2000
                                                             ------------------------------------------------------------------
Core                                                         $14,122            $11,224             $53,251            $ 31,113
Non - core                                                       359              2,065               3,056               5,239
Management fee                                                    --               (250)                 --                (750)
                                                           --------------------------------------------------------------------
    Total Operating Profit                                   $14,481            $13,039             $56,307            $ 35,602
Reconciliation to statements of operations:
Interest & Other Income                                        1,140                423               2,606                 792
Interest Expense                                                 (22)            (4,543)               (197)            (13,855)
                                                           --------------------------------------------------------------------
Net income before
      income taxes and extraordinary gains                   $15,599            $ 8,919             $58,716            $ 22,539
                                                           ====================================================================

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

(8)   NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of common shares outstanding for the period while diluted net income per share is computed assuming conversion of our dilutive securities, such as options.

The following table set forth the computation of net income (numerator) and shares (denominator) for earnings per share:

                                                                  Three Months Ended                      Nine Months Ended
                                                             March 31,            April 1,           March 31,          April 1,
                                                                2001                2000               2000               2000
                                                      ------------------------------------------------------------------------------

Numerator (in thousands):
Net income                                                   $12,995             $ 8,109            $47,428            $20,496
                                                      ------------------------------------------------------------------------------


Denominator (in thousands):
Weighted average shares outstanding used for basic
   income per share                                           64,746              37,717             64,573             36,608
Common stock options                                           4,831              12,467              4,934             11,757
                                                      ------------------------------------------------------------------------------

Weighted average shares outstanding used for diluted
   income per share                                           69,577              50,184             69,507             48,365
                                                      ==============================================================================


(9)   INCOME TAXES

Our effective income tax rate was 19.2% for the first nine months of 2001 as compared to 9.8% in the prior year period. The decrease in interest expense caused profitability in the US to increase, resulting in a rise in the consolidated tax rate.

(10)  LEGAL PROCEEDINGS

On March 28, 2001, Cypress Semiconductor Corp. filed suit against us in the U.S. District Court in Delaware, alleging that we have infringed on three of its patents and have induced other to infringe on them as well. Cypress seeks injunctive relief and unspecified damages. We have denied the allegations and have filed a counterclaim seeking to invalidate the Cypress patents at issue in the lawsuit. We have also filed a motion to transfer venue of the lawsuit to the U.S. District Court in Northern District of California and we have filed a separate patent infringement suit against Cypress in the U.S. District Court in the Northern District of California, alleging that several of Cypress' patents infringe upon certain of out products. Our separate suit also seeks injunctive relief and damages against Cypress. We intend to continue to vigorously pursue our rights and defenses in this litigation. Although we believe that any liability that we may incur in this litigation would not have a material adverse effect on our results of operations and financial condition, no assurance can be provided in this regard.

From time to time, various inquiries, potential claims, charges and litigation are made, asserted or commenced by or against us, principally arising from or related to contractual relations and possible patent infringement. There are no material pending legal proceedings against the Company. The Company is, however, involved in routine litigation arising in the ordinary course of its business, and, while the results of the proceedings cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to revenue of certain cost, expense and income items. The table and the subsequent discussion should be read in conjunction with the financial statements and the notes thereto:

                                                       Three Months Ended                             Nine Months Ended
                                              -----------------------------------           -------------------------------------
                                                  March 31,              April 1,               March 31,               April 1,
                                                    2001                   2000                   2001                    2000
                                             ------------------  ----------------           ----------------  -------------------
Revenues:                                            100.0%                100.0%                  100.0%                100.0%

Cost and expenses:
   Cost of sales                                      37.8                  38.6                    37.8                  40.6
   Research and development                           16.0                  15.2                    14.3                  15.0
   Selling, general and administrative                14.2                  14.9                    11.1                  14.9
                                             -------------     -----------------     -------------------      ----------------
Operating income                                      32.0                  31.3                    36.8                  29.5
                                             -------------     -----------------     -------------------      ----------------

Interest and other income                              2.5                   1.0                     1.7                   0.7
Interest expense                                      (0.0)                (10.9)                   (0.1)                (11.5)
                                             -------------     -----------------     -------------------      ----------------
      Income before income taxes and
       extraordinary gain                             34.5                  21.4                    38.4                  18.7
Income taxes                                           5.8                   1.9                     7.4                   1.8
                                             -------------     -----------------     -------------------      ----------------
      Income before extraordinary gain                28.7                  19.5                    31.0                  16.9
 Gain on early retirement of bonds                      --                    --                      --                   0.1
                                             -------------     -----------------     -------------------      ----------------
      Net income                                      28.7%                 19.5%                   31.0%                 17.0%
                                             =============     =================     ===================      ================

THIRD QUARTER FISCAL 2001 AS COMPARED TO THIRD QUARTER FISCAL 2000

Revenue. Consolidated revenue increased by $3.7 million to $45.3 million for the third quarter ended March 31, 2001 as compared to the prior year third quarter. Revenue generated by our core silicon timing products is the reason for the growth.

Our core silicon timing revenue increased by $7.0 million to $44.0 million for the third quarter ended March 31, 2001 as compared to the prior year quarter. Over 50% of our core revenue during this period was derived from non-PC related sources, compared with 42% for the corresponding prior year period. Shipments to the communications market were 35% of our core revenue. This was driven by an increase in the volume of shipments to our networking and other telecom applications such as DSL and optical networking. Our core silicon timing revenue contributed approximately 97.0% of consolidated revenue for the third quarter of fiscal 2001, which represented an increase from 88.8% for the prior year quarter. The average selling price for core silicon timing devices declined 4.3%, while the volume increased 24.3%.

Non-core revenue decreased by $3.3 million to $1.3 million for the third quarter of fiscal 2001, as compared to the prior year quarter. Non-core revenue represented approximately 3.0% of total revenue in the third quarter of fiscal year 2001, as compared to 11.2% in the prior year period. This is primarily due to our focus on the core silicon timing products. The average selling price for non-core revenue decreased 15.6%, and the volume decreased 65.7%.

Foreign revenue (which includes shipments of integrated circuits ("ICs") to foreign companies as well as offshore subsidiaries of US multinational companies) was 76.8% of total revenue for the third quarter of fiscal 2001 as compared to 66.8% of total revenue in the corresponding prior year quarter. The increase in the percentage reflects a higher rate of growth in the Taiwanese markets.

Gross Margin. Cost of sales increased $1.0 million to $17.1 million for the third quarter of fiscal 2001, as compared to the prior year quarter. Gross margin for the third quarter of fiscal 2001 as a percentage of total revenue was 62.2%, as compared to 61.4% in the prior year quarter. The increase in margin is partially attributable to a favorable shift in product mix. We also continue to realize cost savings from lower fabrication and assembly rates charged by our third party vendors and from taking substantially all of our testing procedures in-house at our Singapore testing facility.

Research and Development Expense. Research and development ("R&D") expense increased $0.9 million to $7.2 million, compared to the corresponding prior year quarter. Our continued emphasis on research and development includes greater spending in research and development for products serving the communications, digital consumer and computing industries. As a percentage of revenue, research and development increased to 16.0% in the third quarter of fiscal 2001 as compared to 15.2% in the corresponding prior year period.

Selling, General, Administrative and Other. Selling, general, administrative and other expense decreased $0.3 million to $6.5 million, compared to the corresponding prior year quarter. As a percentage of total revenue, selling, general, administrative and other expenses decreased to 14.2% in the third quarter of fiscal 2001 as compared to 14.9% in the prior year period. The decrease is partly attributable to the expense of $0.9 million incurred in connection with the settlement of a lawsuit by Motorola in the third quarter of fiscal 2000.

Operating Income. Operating income increased by $1.4 million to $14.5 million, compared to the corresponding prior year quarter. Expressed as a percentage of revenue, operating income was 32.0% and 31.3% in the third quarter of fiscal 2001 and the prior year period, respectively.

Interest Expense. Interest expense decreased by $4.5 million to less than $0.1 million, compared to the corresponding prior year quarter. As a result of the repayment of debt with the net proceeds of our initial public offering, our cost of borrowings has decreased.

Interest and Other Income. Interest and other income increased by $0.7 million to $1.1 million, compared to the corresponding prior year quarter. An increase in cash flow generated from operations has contributed to greater cash balances.

Income Tax Expense. Our effective income tax rate was 16.7% for the third quarter of 2001 as compared to 9.1% in the prior year period. The decrease in interest expense caused profitability in the US to increase, resulting in a rise in the consolidated tax rate.

NINE MONTHS ENDED MARCH 31, 2001 AS COMPARED TO NINE MONTHS ENDED APRIL 1, 2000

Revenue. Consolidated revenue for the first nine months of fiscal year 2001 increased by $32.7 million to $153.2 million, compared to the corresponding prior year period. The growth in revenue is primarily due to increased sales of our core silicon timing products.

Our core silicon timing revenue for the first nine months of fiscal year 2001 increased by $39.5 million to $146.3 million, compared to the corresponding prior year period. Over 50% of our core revenue during this period was derived from digital consumer and communication related sources, compared with 36.7% for the corresponding prior year period. Despite a slow down in the communications industry, shipments to the communications market accounted for 28.9% of our core revenue for the first nine months of fiscal year 2001, compared to 12.2% for the first nine months of fiscal year 2000. This increase in the first nine months of fiscal year 2001 was driven by an increase in the volume of shipments of our networking and other telecom applications. Our core silicon timing revenue contributed approximately 95.5% of consolidated revenue for the first nine months of fiscal year 2001, which represented an increase from 88.6% for the prior year period. The average selling price for core silicon timing devices declined 3.4%, while the volume increased 41.9%.

Non-core revenue for the first nine months of fiscal year 2001 decreased by $6.8 million to $6.9 million, compared to the corresponding prior year period. Non-core revenue represented approximately 4.5% of total revenue in the first nine months of fiscal year 2001, as compared to 11.4% in the corresponding prior year period. This decrease is primarily due to our continued focus on the core silicon timing products. The average selling price for non-core revenue decreased 16.0%, and the volume decreased 40.5%.

Foreign revenue (which includes shipments of integrated circuits ("ICs") to foreign companies as well as offshore subsidiaries of US multinational companies) was relatively flat at 70.9% of total revenue for the first nine months of fiscal year 2001 as compared to 70.3% of total revenue in the corresponding prior year period.

Gross Margin. Cost of sales for the first nine months of fiscal year 2001 increased $9.0 million to $57.9 million, compared to the corresponding prior year period. Gross margin for the first nine months of fiscal 2001 as a percentage of total revenue was 62.2%, as compared to 59.4% in the corresponding prior year period. The increase in margin is partially attributable to a favorable shift in product mix. We also continue to realize cost savings from lower fabrication and assembly rates charged by our third party vendors and from taking substantially all of our testing procedures in-house at our Singapore testing facility.

Research and Development Expense. Research and development expense for the first nine months of fiscal year 2001 increased $3.8 million to $21.9 million, compared to the corresponding prior year period. Our continued emphasis on research and development includes greater spending in research and development for products serving the communications, digital consumer and computing industries. While research and development expenses grew in dollar terms, as a percentage of revenue, research and development decreased to 14.3% in the first nine months of fiscal year 2001 as compared to 15.0% in the corresponding prior year period.

Selling, General, Administrative and Other. Selling, general, administrative and other expense for the first nine months of fiscal year 2001 decreased by $0.9 million to $17.0 million, compared to the corresponding prior year period. As a percentage of total revenue, selling, general, administrative and other expenses decreased to 11.1% in the first nine months of fiscal year 2001, compared to 14.9% in the corresponding prior year period. The decrease is partly attributable to the inclusion in selling, general, administrative and other expense for the first nine months of fiscal year 2000 of $4.0 million incurred in connection with the settlement of a lawsuit. In addition, selling, general, administrative and other expense for the first nine months of fiscal year 2001 is net of $2.0 million in insurance proceeds received in relation to this litigation. Excluding these two litigation-related items, selling, general, administrative and other expense had increased as a percentage of total revenue to 12.4% in the first nine months of fiscal year 2001, compared to 11.5% in the corresponding prior year period. This increase is primarily due to the amortization, in the first nine months of fiscal year 2001, of deferred compensation relating to options granted in the third quarter of fiscal year 2000 and variable expense relating to increased revenue.

Operating Income. Operating income increased by $20.7 million to $56.3 million, compared to the corresponding prior year period. Expressed as a percentage of revenue, operating income was 36.8% and 29.5% in the first nine months of fiscal year 2001 and the corresponding prior year period, respectively.

Interest Expense. Interest expense decreased by $13.7 million to $0.2 million, compared to the corresponding prior year period. As a result of the repayment of debt with the net proceeds of our initial public offering, our cost of borrowings has decreased.

Interest and Other Income. Interest and other income increased by $1.8 million to $2.6 million, compared to the corresponding prior year period. An increase in cash flow generated from operations has contributed to greater cash balances.

Income Tax Expense. Our effective income tax rate for the first nine months of fiscal 2001 was 19.2% as compared to 9.8% in the corresponding prior year period. The decrease in interest expense caused profitability in the US to increase, resulting in a rise in the consolidated tax rate.

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

The semiconductor, personal computer and communication industries, in which we participate, are generally characterized by rapid technological change, intense competitive pressure, and, as a result, products price erosion. Our operating results can be impacted significantly by the introduction of new products, new manufacturing technologies, rapid changes in the demand for products, decreases in the average selling price over the life of a product and our dependence on third-party wafer suppliers. Our operating results are subject to quarterly fluctuations as a result of a number of factors, including competitive pressures on selling prices, availability of wafer supply, fluctuation in yields, changes in the mix of products sold, the timing and success of new product introductions and the scheduling of orders by customers. We believe that our future quarterly operating results may also fluctuate as a result of Company-specific factors, including pricing pressures on our more mature FTG components as well as the competitive pressure, and acceptance of our newly introduced ICs, and market acceptance of our customers' products. Due to the effect of these factors on future operations, past performance may be a limited indicator in assessing potential future performance.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, our principal sources of liquidity included cash and investments of $77.3 million as compared to $29.2 million at July 1, 2000. Net cash provided by operating activities was $50.7 million in the first nine months of fiscal year 2001, compared to $26.9 million in the prior year period. This increase is primarily attributable to the growth in our profitability, our federal tax refund of $3.6 million received in the first quarter of fiscal year 2001, the refund of the remaining $9.9 million of the purchase contract with Chartered Semiconductor in the second quarter of fiscal year 2001 and our receipt of the insurance proceeds of $2.0 million in the second quarter of fiscal year 2001. Our days sales outstanding increased from 48 days as of the fourth quarter of fiscal 2000 to 69 days in the third quarter of fiscal year 2001, while inventory turns decreased from 7.0 times in fiscal 2000 to 6.1 times in the third quarter of fiscal 2001.

As a result of our continued expansion of our Phoenix design center and our San Jose facility, expenditures for property and equipment were $2.7 million in the first nine months of fiscal year 2001 as compared to $3.5 million in the corresponding prior year period.

On October 7, 1998, we assumed a third party's wafer purchase contract with Chartered Semiconductor PTE. The agreement required us to advance $12.0 million as part of a mutual commitment for Chartered to supply and for us to purchase an agreed upon minimum quarterly quantity of wafers over a 27-month period from October 1, 1998 to December 31, 2000. The agreement required Chartered to refund the deposit to us in progressive quarterly installments based upon the volume of purchases made by us. As a result of the December 31, 2000 expiration date, the remaining balance of $9.9 million was refunded to us during the first nine months of fiscal year 2001.

In June 2000, we secured a $30.0 million revolving credit facility with a commercial bank. The facility expires in June 2002, with an option, at the bank's sole discretion, to extend the facility for an additional period and is subject to certain covenants, including maintenance of certain financial ratios. In the third quarter of fiscal year 2001, we had no outstanding balances under this agreement. As of March 31, 2001, we were in compliance with the revolving credit facility covenants.

We believe that cash flows from operating activities and borrowings available under our revolving credit facility will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months. Thereafter, we may need to raise additional funds in the future periods to fund our operations and potential acquisitions, if any. Any such additional financing, if needed, might not be available on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and results of operations. If additional funds were raised through the issuance of equity securities or convertible debt securities, the percentage of ownership of our shareholders would be reduced. Furthermore, such equity securities or convertible debt securities might have rights, preferences or privileges senior to our common stock.

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

Interest Rate Risk

As of March 31, 2001 we did not have obligations under the bank credit and, therefore, we currently do not engage in interest rate hedging activities.

Item 1.  Legal Proceedings

On March 28, 2001, Cypress Semiconductor Corp. filed suit against us in the U.S. District Court in Delaware, alleging that we have infringed on three of its patents and have induced other to infringe on them as well. Cypress seeks injunctive relief and unspecified damages. We have denied the allegations and have filed a counterclaim seeking to invalidate the Cypress patents at issue in the lawsuit. We have also filed a motion to transfer venue of the lawsuit to the U.S. District Court in Northern District of California and we have filed a separate patent infringement suit against Cypress in the U.S. District Court in the Northern District of California, alleging that several of Cypress' patents infringe upon certain of out products. Our separate suit also seeks injunctive relief and damages against Cypress. We intend to continue to vigorously pursue our rights and defenses in this litigation. Although we believe that any liability that we may incur in this litigation would not have a material adverse effect on our results of operations and financial condition, no assurance can be provided in this regard.

From time to time, various inquiries, potential claims, charges and litigation are made, asserted or commenced by or against us, principally arising from or related to contractual relations and possible patent infringement. There are no material pending legal proceedings against the Company. The Company is, however, involved in routine litigation arising in the ordinary course of its business, and, while the results of the proceedings cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     None.


(b)  Reports on Form 8-K:

     None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          INTEGRATED CIRCUIT SYSTEMS, INC.




Date:  May 10, 2001          By:  /s/ Hock E. Tan
                                 ---------------------------------
                             Hock E. Tan
                             President and Chief Executive Officer


Date:  May 10, 2001          By:  /s/ Justine F. Lien
                                 ---------------------------------
                             Justine F. Lien
                             Vice President, Finance and Chief Financial Officer
                             (Principal financial & accounting officer)