Form 10-K405
period 2001-06-30
INTEGRATED CIRCUIT SYSTEMS INC
filed 2001-09-12
CIK 874689

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended June 30, 2001

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

                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X      No  _____
                                         ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ X ]

    As of September 6, 2001, there were 66,716,224 shares of Common Stock, $0.01 par value, outstanding.



================================================================================

                                    General
                                    -------

Integrated Circuit Systems, Inc. was incorporated in Pennsylvania in 1976, and began by designing and marketing custom application specific integrated circuits ("ASICs") for various industrial customers. In particular, we were noted for our unique expertise in designing ASICs, which combined both analog and digital, or "mixed-signal", technology. By 1988, we had adopted a strategy of developing proprietary integrated circuits ("ICs") to capitalize on our complex mixed-signal design technology and pioneered the market for frequency timing generators ("FTGs") or silicon timing devices which provide the timing signals or "clocks" necessary to synchronize high performance electronic systems. Clocks replaced the multiple crystal oscillators and other peripheral circuitry previously used to generate and synchronize timing signals, thus providing savings in board space, power consumption and cost. Our clock products were initially used in video graphics applications in personal computers ("PCs"), but subsequently expanded to include motherboards, PC peripheral devices such as disk drives, audio cards, laser printers and other digital consumer electronics such as digital set-top boxes and flat panel displays. More recently, we have further extended into communications, which develops high performance clocking solutions supporting networking, telecommunication, workstation and server applications.

Our "first" initial public offering of common stock occurred in June 1991, at which time our common stock commenced trading on the Nasdaq National Market under the symbol ICST.

On May 11, 1999, we merged with ICS Merger Corp., a transitory merger company formed and wholly owned by the affiliates of Bain Capital Inc. and Bear, Stearns and Company Inc. (the "Equity Investors"). We refer to this event as the recapitalization. We issued $100.0 million in aggregate principal amount of senior subordinated and entered into a $95.0 million senior credit facility notes in connection with the recapitalization. Our common stock was no longer traded on the Nasdaq National Market. We no longer filed periodic reports with the Securities and Exchange Commission until we filed the registration statement filed in connection with the Exchange offer for the senior subordinated notes in October 1999.

On May 22, 2000, we completed our "second" initial public offering (IPO) of 12.5 million shares of our common stock. We used the net proceeds of this initial offering to repay our bank debt, close our tender offer for subordinated notes, and pay the fees and expenses associated with the offering.

On May 31, 2001, a secondary offering took place, in which certain shareholders of the Company sold 11.3 million shares of our common stock to the public. We did not receive any of the proceeds from the sale of the shares in this secondary offering.

                       Products and Product Applications
                       ---------------------------------

Core
Our core segment supplies a broad line of timing products for use in PC motherboard and peripheral applications. These silicon timing devices control multiple processes by providing and synchronizing the timing of the computer system, including signals from the video screen, graphics controller, memory, keyboard, microprocessor, disk drives and communication ports.

We also design, develop and market silicon timing devices for non-PC motherboard applications such as digital videodisk players, digital set-top boxes, digital cameras, laser printers, flat panel displays and digital TVs. Crystal oscillators have traditionally served the timing requirements of these products. Crystal oscillators are predominately quartz-based crystals that resonate at a single set frequency. In situations where a single clock can replace multiple crystal oscillators, clocks have emerged as both more cost-effective and technologically superior solutions than the crystal-based standard. We view the $3.3 billion crystal-based oscillator market as a future growth opportunity, as our clock products provide viable alternatives to the present crystal-based standard. Several application segments are leading the conversion from crystal oscillators to silicon timing devices, including digital set-top boxes, telecom and networking equipment and mass storage systems.

A significant growth area in this product group is communications. As the Internet usage expands there is a need for increased bandwidth and infrastructure. This increased requirements is driving demands for silicon timing. Over 50% of our current design opportunities are from the communication market and we converted 80% of design opportunities into design wins in fiscal year 2001.

Non-Core

Our non-core segment sells leading edge mixed-signal (analog and digital) integrated circuits customized to the specific requirements of a broad range of customers and applications. Custom mixed-signal products are used in medical, consumer and industrial applications. Custom mixed-signal integrated circuits are typically sold through development and product contracts of five years or more, which generally provide a minimum purchase commitment by the customer. Our non-core segment also includes a portfolio of transceiver integrated circuits that transmit and receive electronic data between various PC systems.

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

                              Sales and Marketing
                              -------------------

We market our products through a direct sales force that manages a worldwide network of independent sales representatives and distributors. We direct our sales efforts through offices in Norristown, PA, San Jose, CA, Houston, TX, Taipei, Taiwan, and Tokyo, Japan. We currently have more than 600 OEM end customers. Maxtek Technology Co. Ltd. and Maxtech Corporation Limited, distributors in Taiwan and Hong Kong, who are commonly controlled, accounted for 13% and 10% of our fiscal year 2001 revenue, respectively, but no single OEM end customer accounted for 10% or more of our revenue in fiscal year ended June 30, 2001.

Foreign sales are directly conducted by sales representatives and distributors located in the Pacific Rim and Europe, and managed by direct sales staff in the Europe, Taiwan and Japan sales offices. Foreign sales are denominated in U.S. dollars and are subject to risks common to export activities, including governmental regulation and trade barriers.

Our backlog includes customer-released orders with firm schedules for shipment within the next twelve months. These orders may not be canceled generally without 45 days advance notice.

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

                                 Manufacturing
                                 -------------

We qualify and utilize third party suppliers for the manufacture of silicon wafers. All of our wafers currently are manufactured by outside suppliers, two of which supply the substantial majority of our wafers. The manufactured wafers are packaged at four primary assemblers. We typically agree upon production schedules with our suppliers based on order backlog and demand forecasts for the approaching three-month period.

We have our own test and drop-ship facility in Singapore's Kolam Ayer Industrial Park to achieve faster delivery of our products to customers throughout the Pacific Rim. The Singapore facility handles wafer probe and final testing for various integrated circuits used in personal computers, data storage devices and other peripheral applications.

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

During fiscal year 2001, we have developed and introduced to market approximately 526 new products. For over twenty years, we have developed libraries of proprietary mixed-signal integrated circuit designs and have invested in extensive computer-aided design and engineering resources specifically designed to support the increasing complexity and customized nature of silicon timing devices. Investments in research and development were approximately $28.3 million, $24.8 million and $21.3 million in fiscal years 2001, 2000 and 1999, respectively. Such expenses typically include costs for engineering personnel, prototype and wafer mask costs, and investment in design tools and support overhead related to new and existing product development. As of June 30, 2001, our research and development staff comprised 95 people. We will continue to invest in research and new product development within our core product group.

                       Patents, Licenses and Trademarks
                       --------------------------------

We hold several patents, as well as copyrights, mask works, and trademarks with respect to our various products and expect to continue to file applications for the same in the future as a means of protecting our technology and market position. Most of our earlier patents carry a 20-year life and begin expiring in fiscal year 2010. In addition, we seek to protect our proprietary information and know-how through the use of trade secrets, confidentiality agreements and other security measures. To augment product feature sets or accelerate development schedules, we license certain technologies. No single license, however, is believed to be material to our consolidated business. In certain instances, we have performed design services pursuant to an agreement by which we transferred certain of our intellectual property rights in the final product to our customers. Such transfers are also not deemed material to our consolidated business. There can be no assurance, however, that these measures and/or others will be adequate to safeguard our interests or preserve our competitive position or protect us from allegations regarding potential patent infringement.

As is typical in the semiconductor industry, we have, from time to time, been notified that we may be infringing certain patents and other intellectual property rights of others. Such matters are evaluated and reviewed with counsel. To date, matters of this nature have not resulted in material adverse effect against us. There can be no assurance, however, that litigation will not be commenced in the future regarding any claim of infringement of any intellectual property right, or that, if required, any licenses or other rights could be obtained on acceptable terms.

Cypress Semiconductor Corp. filed a suit against us in the U.S. District Court in Delaware, alleging that we have infringed on three of its patents and have induced others to infringe on them as well. Cypress seeks injunctive relief, unspecified damages and enhanced damages for willful infringement. We have denied the allegations and have filed a counterclaim seeking to invalidate the Cypress patents at issue in the lawsuit. We have filed a separate patent infringement suit against Cypress alleging that Cypress infringes upon our patent and seek injunctive relief and damages against Cypress. We intend to continue to vigorously pursue our rights and defenses in our litigation with Cypress. Although we believe that this litigation would not have a material adverse effect on our results of operations and financial condition, no assurance can be made in this regard. On August 20, 2001, Cypress initiated an investigation against us before the International Trade Commission ("ITC") on several identical issues brought forth against us in the Delaware matter, which will be stayed pending resolution of said issues before the ITC. As in the court cases above, we deny all the allegations presented to the ITC.

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

                          Forward-Looking Statements
                          --------------------------

This report contains forward-looking statements, including, without limitation, statements concerning the conditions in the semiconductor and semiconductor capital equipment industries, our operations, economic performance and financial condition, including in particular statements relating to our business and growth strategy and product development efforts. The words "believe," "expect," "anticipate," "intend" and other similar expressions generally identify forward-looking statements. For such statements we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The reader is cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements, are based largely on our current expectations and are subject to a number of risks and uncertainties, including, without limitation, those identified under the "Factors That May Affect Future Results" section and elsewhere in this report and other risks and uncertainties indicated from time to time in our other filings with the Securities and Exchange Commission ("SEC"). Actual results could differ materially from these forward-looking statements. In addition, important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors and various other competitive factors. In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this prospectus will in fact occur.

We do not undertake to update our forward-looking statements or factors that may affect future results to reflect future events or circumstances.

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

Our future operating results are likely to fluctuate and therefore may fail to meet expectations, which would cause our stock price to decline.
Our operating results have varied widely in the past and are likely to do so in the future. In addition, our operating results may not follow any past trends. Our future operating results will depend on many factors and may fail to meet our expectations for a number of reasons. Any failure to meet expectations could cause our stock price to significantly fluctuate or decline.

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

Downturns in the business cycle could reduce our revenues and the profitability of our business.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. This industry has experienced significant downturns, which have been characterized by diminished product demand, production overcapacity, high inventory levels, accelerated erosion of average prices, and industry-wide fluctuations in the demand for semiconductors, which have resulted in under-utilization of design capacity. Any future downturns could have a material adverse effect on our business and operating results. Furthermore, any upturn in the semiconductor industry could result in increased demand for, and possible shortages of, components we use to manufacture and assemble our integrated circuits, or ICs. Such shortages could have a material adverse effect on our business and operating results.

In 1998, the semiconductor industry experienced a significant downturn. Our markets may experience other, possibly more severe and prolonged, downturns in the future. In the current cycle, the Semiconductor Industry Association has reported that the year-over-year growth rate for the semiconductor industry peaked in August 2000 at 52% and declined in sequential months. In the first quarter of 2001, the SIA has reported that year-over-year growth rate reached negative four percent. It may continue to decline over the course of 2001 and have a negative impact on our business.

The markets for our products depend on continued demand for PCs, communications equipment and consumer electronics. There can be no assurance that these end-user markets will not experience changes in demand that will adversely affect our business.

We Depend on Continuous Introduction of New Products Based on the Latest Technology
The markets for our products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. Product life cycles are continually becoming shorter, which may cause the gross margins of semiconductor products to decline as the next generation of competitive products is introduced. Therefore, our future success is highly dependent upon our ability to continually develop new products using the latest and most cost-effective technologies, introduce our products in commercial quantities to the marketplace ahead of the competition and have our products selected for inclusion in products of leading systems manufacturers' products. We cannot assure you that we will be able to regularly develop and introduce such new products on a timely basis or that our products, including recently introduced products, will be selected by systems manufacturers for incorporation into their products. Our failure to develop such new products, to have our products available in commercial quantities ahead of competitive products or to have our products selected for inclusion in products of systems manufacturers would have a material adverse effect on our results of operations and financial condition.

Rapidly changing technology and continuing process development characterize the market for communications applications. Our future success in the communications applications market depends in part on our ability to design and produce products that meet the changing needs of customers in this market. We can not assure you that we will be able to regularly develop and introduce products that will be selected by communications applications manufacturers for incorporation into their products.

Our business is very competitive and increased competition could adversely affect us.
The semiconductor and PC component industries are intensely competitive. Our ability to compete depends heavily upon elements outside our control, such as general economic conditions affecting the semiconductor and PC industries and the introduction of new products and technologies by competitors. Many of our competitors and potential competitors have significant financial, technical, manufacturing and marketing resources. These competitors include major multinational corporations possessing worldwide wafer fabrication and integrated circuit production facilities and diverse, established product lines. Competitors also include emerging companies attempting to obtain a share of the existing market for our current and proposed products. We also compete with alternative timing solutions, such as crystal oscillators. To the extent that PCs, communications equipment and consumer electronics OEMs choose to install crystal oscillators as timing devices in their products, demand for our products may decline. To the extent that our products achieve market acceptance, competitors typically seek to offer competitive products or embark on pricing strategies, which, if successful, could have a material adverse effect on our results of operation and financial condition.

We depend on the PC Industry and our business could be adversely affected by a decline in the PC market.
A substantial portion of the sales of our products depends largely on sales of PCs and peripherals for PCs. The PC industry is subject to price competition, rapid technological change, evolving standards, short product life cycles and continuous erosion of average selling prices. Should the PC market decline or experience slower growth, then a decline in the order rate for our products could occur. A downturn in the PC market could also affect the financial health of some of our customers, which could affect our ability to collect outstanding accounts receivable from such customers.

Our inability to obtain wafers and assemblers could seriously affect our operations.
We currently depend entirely upon third-party suppliers for the manufacture of the silicon wafers from which our finished integrated circuits are manufactured and for the packaging of finished integrated circuits from silicon wafers. We cannot assure you that we will be able to obtain adequate quantities of processed silicon wafers within a reasonable period of time or at commercially reasonable rates. In the past, the semiconductor industry has experienced disruptions from time to time in the supply of processed silicon wafers due to quality or yield problems or capacity limitations. Three outside foundries manufactures virtually all of our wafers. If one or more of these foundries is unable or unwilling to produce adequate supplies of processed wafers on a timely basis, it could cause significant delays and expense in locating a new foundry and redesigning circuits to be compatible with the new manufacturer's processes and, consequently, could have a material adverse effect on our results of operations and financial condition. We also rely entirely upon third parties for the assembly of our finished integrated circuits from processed silicon wafers. We currently rely on four assemblers, two of which produce most of our finished integrated circuits. While we believe that there is typically a greater availability of assemblers than silicon wafer foundries, we could nonetheless incur significant delays and expense if one or more of the assemblers upon which we currently rely are unable or unwilling to assemble finished integrated circuits from silicon wafers.

If we lose any customers, our sales could decline.
Our 10 largest customers accounted for approximately 62% of our total revenue in fiscal year 2001. Maxtek Technology, Co. Ltd., a distributor in Taiwan, accounted for approximately 13% of total revenue and Maxtech Corporation Limited, a distributor in Hong Kong, accounted for approximately 10% of our total revenue. Because we are dependent upon continued revenue from these customers, any material delay, cancellation or reduction of orders from these or other major customers could cause our sales to decline significantly. There is no guarantee that we will be able to retain any of our customers. In addition, our customers may materially reduce the amount of product ordered from us at any time. This could cause a significant decline in our net sales and we may not be able to reduce the accompanying expenses at the same time.

If we fail to accurately forecast demand for our products, we may have large amounts of unsold products or we may not be able to fill all orders.
We provision semiconductors based primarily on our internal forecasts, and secondarily on existing orders, which may be cancelled under many circumstances. Consequently, we depend on our forecasts to determine inventory levels for our products. Because our markets are volatile and subject to rapid technological and price changes, our forecasts may be wrong, and we may make too many or too few of certain products. Also, our customers frequently place orders requesting product delivery almost immediately after the order is made, which makes forecasting customer demand even more difficult. The above factors also make it difficult to forecast quarterly operating results. If we are unable to predict accurately the appropriate amount of product required to meet customer demand, our business, financial condition and results of operations could be seriously harmed.

Our business could be adversely affected by changes in political and economic conditions abroad.
For the fiscal years 2001, 2000, and 1999, we generated approximately 71.0%, 70.7% and 68.8% of our revenue, respectively, from international markets. These sales were generated primarily from customers in the Pacific Rim region and included sales to foreign corporations, as well as to foreign subsidiaries of U.S. corporations. We estimate that in fiscal year 2001, approximately one-half of our sales in international markets were to foreign subsidiaries of U.S. corporations, with the bulk of them being in Taiwan. In addition, certain of our international sales are to customers in the Pacific Rim region, who in turn sell some of their products to North America, Europe and other non-Asian markets. In addition, two of our wafer suppliers and all of our assemblers are located in the Pacific Rim region. There can be no assurance that the effect of an economic crisis on our suppliers will not impact our wafer supply or assembly operations, or that the effect on our customers in that region will not adversely affect both the demand for our products and the collectibility of our receivables. Our international business activities in general are subject to a variety of potential risks resulting from certain political, economic and other uncertainties including, without limitation, political risks relating to a substantial number of our customers being in Taiwan. Certain aspects of our operations are subject to governmental regulations in the countries in which we do business, including those relating to currency conversion and repatriation, taxation of our earnings and earnings of our personnel, and our use of local employees and suppliers. Our operations are also subject to the risk of changes in laws and policies in the various jurisdictions in which we do business, which may impose restrictions on us. We cannot determine to what extent our future operations and earnings may be affected by new laws, new regulations, changes in or new interpretations of existing laws or regulations or other consequences of doing business outside the U.S. Our activities outside the U.S. are subject to additional risks associated with fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. Additionally, worldwide semiconductor pricing is influenced by currency fluctuations and the devaluation of foreign currencies could have a significant impact on the prices of our products if our competitors offer products at significantly lower prices in an effort to maximize cash flows to finance short-term, dollar denominated obligations; such devaluation could also impact the competitive position of our customers in Taiwan and elsewhere, which could impact our sales. Currently, we do not engage in currency hedging activities as all transactions are denominated in U.S. dollars.

We may make acquisitions, which could subject us to a number of operational risks.
In order to grow our business and maintain our competitive position, we may acquire other businesses in the future. We cannot predict whether or when any acquisitions will occur. Acquisitions commonly involve certain risks, and we cannot assure you that any acquired business will be successfully integrated into our operations or will perform as we expect. Any future acquisitions could involve certain other risks, including the assumption of additional liabilities, potentially dilutive issuances of equity securities and diversion of management's attention from other business concerns. Furthermore, we may issue equity securities or incur debt to pay for any future acquisitions. If we issue equity securities, your percentage of ownership of our company would be reduced. If we issue debt securities, our financial condition may be strained by the requirement to pay interest and other debt-related costs. In addition, our operations may be restricted by the covenants associated with these debt securities. We may also enter into joint venture transactions. Joint ventures have the added risk that the other joint venture partners may have economic, business or legal interests or objectives that are inconsistent with our interests and objectives. We may also have to fulfill our joint venture partners' economic or other obligations if they fail to do so.

Our inability to secure our intellectual property could adversely affect our business.
We hold several patents as well as copyrights, mask works and trademarks with respect to various products and expect to continue to file applications for them in the future as a means of protecting our technology and market position. In addition, we seek to protect our proprietary information and know-how through the use of trade secrets, confidentiality agreements and other similar security measures. With respect to patents, there can be no assurance that any applications for patent protection will be granted, or, if granted, will offer meaningful protection. Additionally, there can be no assurance that competitors will not develop, patent or gain access to similar know-how and technology, or reverse engineer our products, or that any confidentiality agreements upon which we rely to protect our trade secrets and other proprietary information will be adequate to protect our proprietary technology. The occurrence of any such events could have a material adverse effect on our results of operations and financial condition.

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

Loss of certain key members of our management or inability to attract and retain skilled personnel could negatively impact our business prospects.
We are dependent upon our ability to attract and retain highly skilled technical and managerial personnel. We believe that our future success in developing marketable products and achieving a competitive position will depend in large part upon whether we can attract and retain skilled personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting and retaining the personnel we require to successfully develop new and enhanced products and to continue to grow and operate profitably. Furthermore, retention of scientific and engineering personnel in our industry typically requires us to present attractive compensation packages, including stock option grants.

Some of our products may be subject to product liability claims.
Certain of our custom integrated circuits products are sold into medical markets for applications, which include hearing aids. In certain cases, we have provided or received indemnities with respect to possible third-party claims arising from these products. Although we believe that exposure to third-party claims has been minimized, there can be no assurance that we will not be subject to third-party claims in these or other applications or that any indemnification or insurance available to us will be adequate to protect us from liability. A product liability claim, product recall or other claim, as well as any claims for uninsured liabilities or in excess of insured liabilities, could have a material adverse effect on our results of operations and financial condition.

Our current principal shareholders have significant influence over our business, and could delay, deter or prevent a change of control or other business combination.
Investment funds affiliated with Bain Capital and Bear, Stearns & Co. Inc. hold in the aggregate approximately 28.4% of our outstanding common stock and have representatives serving on our Board of Directors. By virtue of such stock ownership, these investment funds have a significant influence over all matters submitted to our shareholders, including the election of our directors, and will continue to exercise significant control over our business, policies and affairs. Such concentration of voting power could have the effect of delaying, deterring or preventing a change of control of our company or other business combination that might otherwise be beneficial to shareholders.

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

Subchapter F of Chapter 25 of the Pennsylvania Business Corporation Law of 1988 prohibits certain transactions with a 20% shareholder, an `` interested shareholder,'' for a period of five years after the date any shareholder becomes an interested shareholder unless the interested shareholder's acquisition of 20% or more of the common stock is approved by our board of directors. This provision may discourage potential acquisition proposals and limit the circumstances in which a premium may be paid for our company.

Our stock price could be volatile and could drop unexpectedly.
The market price of our common stock is subject to significant fluctuations, with trading price ranging from approximately $11 to $29.50 per share during the course of the preceding twelve months. The public markets have experienced volatility that has particularly affected the market prices of securities of many technology companies for reasons that have often been unrelated to operating results.

Employees
---------

As of June 30, 2001, we had 280 full-time employees, 95 of whom were engaged in research and development, 28 in sales, 20 in marketing and technical support, 39 in finance and administration and 98 in manufacturing support and operations. We have incentive programs to retain our key research and development staff.

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

We also utilize a facility located in Singapore for testing, warehousing, sales and administration, which consists of 21,000 square feet of space leased pursuant to an agreement, which expires in August 2003. The rent for this facility is approximately $19,000 per month.

In November 1998, we relocated our San Jose operations to a new facility in San Jose with 70,000 square feet of office space pursuant to a new lease agreement, which will expire in December 2008. We believe that this new facility is adequate to meet our requirements going forward. Monthly rent began at $100,100 per month, increasing annually to approximately $130,608 per month in 2008.

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

Cypress Semiconductor Corp. filed a suit against us in the U.S. District Court in Delaware, alleging that we have infringed on three of its patents and have induced others to infringe on them as well. Cypress seeks injunctive relief, unspecified damages and enhanced damages for willful infringement. We have denied the allegations and have filed a counterclaim seeking to invalidate the Cypress patents at issue in the lawsuit. We have filed a separate patent infringement suit against Cypress alleging that Cypress infringes upon our patent and seek injunctive relief and damages against Cypress. We intend to continue to vigorously pursue our rights and defenses in our litigation with Cypress. Although we believe that this litigation would not have a material adverse effect on our results of operations and financial condition, no assurance can be made in this regard. On August 20, 2001, Cypress initiated an investigation against us before the International Trade Commission ("ITC") on several identical issues brought forth against us in the Delaware matter, which will be stayed pending resolution of said issues before the ITC. As in the court cases above, we deny all the allegations presented to the ITC.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Our common stock is traded in the over-the-counter market on the Nasdaq National Market System under the symbol ICST. Below are the quarterly high and low sale prices of our common stock for the fiscal years ended June 30, 2001 and July 1, 2000, commencing on May 23, 2000, the day that our common stock commenced trading following our initial public offering, as reported by The Nasdaq Stock Market. Although our common stock was publicly traded before we completed our going private transaction in May 1999, due to the intervening recapitalizations, our capital structure before the recapitalization is not directly comparable to our current capital structure. As a result, the presentation of common stock trading prices from before the recapitalization is not considered meaningful.

                                                                   Fiscal Year 2001            Fiscal Year 2000
                                                                  High          Low           High          Low
                                                               ------------------------------------------------------
     First quarter ended Sep 30 and Oct 2                            29.50         16.00            --            --
     Second quarter ended Dec 30 and Jan 1                           21.13         11.00            --            --
     Third quarter ended Mar 31 and Apr 1                            24.00         12.94            --            --
     Fourth quarter ended Jun 30 and Jul 1*                          20.50         12.50         20.94          9.50
     * Commencing May 23, 2000, the day our common stock began trading on the Nasdaq Stock Market.


We have not in the past, and do not expect for the foreseeable future to pay, dividends on our common stock. Instead, we anticipate that all of our earnings in the foreseeable future will be used for working capital and other general corporate purposes. Our existing credit facility restricts our ability to pay dividends to the holders of our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

As of June 30, 2001, we had 66.1 million shares outstanding.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                               Five Year Summary
                   (In thousands, except for per share data)

                                                                             Year Ended
                                                      -----------------------------------------------------
                                                        June 30,   July 1,    July 3,    June 27,  June 28,
                                                          2001      2000        1999       1998      1997
                                                      -----------------------------------------------------
Consolidated Statement of Operations Data:
Revenue:
   Core                                                 $179,082  $148,842   $ 107,710   $ 90,622  $ 63,280
   Non-core                                                9,216    16,679      31,353     70,012    41,079
Total revenue                                           $188,298  $165,521   $ 139,063   $160,634  $104,359
Gross Margin                                             116,301    99,398      74,567     71,775    45,222
Research and development                                  28,301    24,848      21,316     19,797    13,521
Special charges (1)                                           --        --      15,051         --    11,196
Operating income                                          66,194    50,946      18,406     32,300     4,851
Income (loss) from continuing operations                  56,458    31,370      23,043     21,375    (7,510)
Loss from discontinued operations (2)                         --        --          --         --      (909)
Loss from extraordinary item (3)                              --   (16,638)         --         --        --
Net income (loss)                                       $ 56,458  $ 14,732   $  23,043   $ 21,375  $ (8,419)

Diluted income per share (4)                            $   0.81  $   0.30   $    0.86   $   0.96  $  (0.43)
Weighted average shares outstanding (diluted) (4)         69,573    49,871      26,277     22,264    19,439
                                                        June 30,     July 1,     July 3,    June 27,  June 28,
                                                            2001      2000        1999       1998      1997
                                                      -----------------------------------------------------
Consolidated Balance Sheet Data:
Working capital                                         $128,690  $ 57,104   $  26,910   $ 65,113  $ 48,260
Total assets                                             155,782   101,219      87,795    108,009    90,622
Long-term debt, less current portion (5)                     280       835     169,000      1,380     1,503
Shareholders' equity (deficit) (5)                       139,053    68,920    (106,912)    89,768    70,147

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     1) In connection with the recapitalization, we recorded a compensation charge of $15.1 million related to the accelerated vesting, cash-out and conversion of employee stock options. On February 28, 1997, we acquired all of the capital stock of MicroClock. The acquisition was accounted for under the purchase method of accounting and resulted in a charge of $11.2 million related to the write-off of in-process research and development costs.
     2) In fiscal year 1997, we sold our subsidiary, ARK Logic. Accordingly, we presented ARK Logic as a discontinued operation and all prior year periods were restated to reflect this presentation.
     3) Represents an extraordinary charge of $16.6 million (net of tax) relating to (a) prepayment penalty, totaling $9.6 million (net of tax), associated with the repurchase of the aggregate outstanding principal amount of our senior subordinated notes and (b) the elimination of deferred financing costs, totaling $7.2 million (net of tax) associated with the repayment of our senior subordinated notes and senior credit facility (c) purchase of $2.0 million of our senior subordinated notes below par in September 1999, resulting in a gain of $36,000 net of income taxes (d) purchase of $5.0 million of our senior subordinated notes below par in November 1999 resulting in a gain of $134,000 net of income taxes.
     4) Diluted income per share and weighted average shares outstanding-diluted have been adjusted to reflect the 1.6942-to-1 common stock-split that occurred as of the pricing date of the initial public offering for all periods shown.
     5) On May 11, 1999, we merged with ICS Merger Corp., a transitory merger company formed and wholly owned by the affiliates of Bain Capital Inc. and Bear, Stearns and Company Inc. (the "Equity Investors"). We refer to this event as the recapitalization. We issued $100.0 million in aggregate principal amount of senior subordinated notes in connection with the recapitalization and entered into a $95.0 million senior credit facility. On May 22, 2000, we completed our initial public offering (IPO) of 12.5 million shares of our common stock. We used the net proceeds of this initial offering to repay our bank debt, close our tender offer for subordinated notes, and pay the fees and expenses associated with the offering.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We design, develop and market silicon timing devices that emit timing signals used to sequence and synchronize electronic operations to ensure that information is interpreted at the right time and speed. Our silicon timing devices are used in computing systems, such as PCs, workstations, Internet appliances, disk drives and printers, as well as in a wide range of digital consumer products, such as digital set-top boxes, HDTVs, DVD players, MP3 players, digital audio and imaging products and video game consoles. Increasingly, our silicon timing devices are also being used in products within the communications infrastructure industry, including Internet backbone, access and networking equipment, such as optical switches, routers, cable and DSL modems, servers and storage area networks. All digital devices require a timing signal and those with any degree of complexity require silicon timing devices to time and synchronize their various operations.

We currently operate through two distinct groups: our core business, which includes products sold to the consumer and business electronics and communications equipment industries, and our non-core business, which includes integrated circuits called transceivers used primarily to receive and transmit electronic data between PCs in networking applications and custom mixed-signal integrated circuits that combine analog and digital technology. While our core silicon timing business continues to grow, we expect that the contribution from our non-core business will decline over time. Substantially all of our research and development investment, as well as our marketing and sales efforts, are focused, and will continue to focus, on our core silicon timing business. Prices for our products are predominantly a function of their position in the product life cycle, design complexity, competitive environment, the price of alternative solutions such as crystal oscillators and overall market demand. We recognize revenue upon shipment, and substantially all of our sales are made on the basis of purchase orders rather than long-term agreements.

Significant Transactions

Secondary Public Offering

In May 2001, a secondary offering took place, in which certain shareholders of the Company sold 11.3 million shares of our common stock to the public. We did not receive any of the proceeds from the sale of the shares in this secondary offering.

Initial Public Offering.

On May 22, 2000, we completed our initial public offering (IPO) of 12.5 million shares of our common stock. We used the net proceeds of this initial offering to repay our bank debt, close our tender offer for our subordinated notes and pay the fees and expenses associated with the offering and the tender offer.

The Recapitalization

In our May 1999 recapitalization affiliates of Bain Capital, an affiliate of Bear Stearns and Co., Inc. and certain members of management made an aggregate equity investment in our company of approximately $50 million as part of agreements to redeem and purchase all of our outstanding publicly held shares of common stock and vested options for consideration (including fees and expenses) totaling $294.4 million.

Annual Results of Operations

The following table sets forth statement of operations line items as a percentage of total revenue for the periods indicated and should be read in conjunction with the Consolidated Financial Statements and notes thereto.

                    (Expressed as a percentage of total revenue)

                                                                          Year Ended
                                                                -----------------------------
                                                                 June 30,   July 1,   July 3,
                                                                     2001      2000      1999
                                                                -----------------------------
     Revenue                                                        100.0%    100.0%    100.0%
      Core                                                           95.1      89.9      77.5
      Non-Core                                                        4.9      10.1      22.5
     Gross margin:                                                   61.8      60.1      53.6
      Research and development expense                               15.0      15.0      15.3
      Selling, general and administrative expense                    11.6      14.3      14.3
      Non-recurring special charge                                     --        --      10.8
                                                                -----------------------------

     Operating income                                                35.2      30.8      13.2
      Interest and other income                                       1.9       0.7       1.6
      Interest expense                                               (0.1)    (10.0)     (2.1)
     Gain on sale of assets                                            --        --       7.7
                                                                -----------------------------
     Income  before income taxes from continuing operations          37.0      21.5      20.4
      Income tax expense                                              7.0       2.6       3.8
                                                                -----------------------------
     Income  from continuing operations                              30.0      18.9      16.6
     Extraordinary item                                                --     (10.0)       --
                                                                -----------------------------
     Net income                                                      30.0%      8.9%     16.6%
                                                                =============================

Fiscal Year 2001, as Compared to Fiscal Year 2000

Revenue. Total revenue for fiscal year ended June 30, 2001, increased by $22.8 million to $188.3 million as compared to the similar period in the previous year. The increase is primarily due to the increase in revenue generated by our core silicon timing business.

The core silicon timing revenue increased by $30.3 million to $179.1 million for the year ended June 30, 2001, as compared to the prior year period. The increase is principally attributable to strong demand for our PC motherboard and digital set-top box products. Core revenue contributed approximately 95.1% of consolidated revenue for fiscal year 2001, which represented an increase from 89.9% for the prior year period. The average selling price for core silicon timing devices declined 2.9%, while the volume increased 23.9%.

Non-core revenue decreased by $7.5 million to $9.2 million for the year ended June 30, 2001, as compared to the prior year period. Non-core revenue represented approximately 4.9% of total revenue in the fiscal year 2001, as compared to 10.1% in the prior year period. This is primarily the result of our continued focus on core silicon timing business. The average selling price for non-core revenue decreased 9.4%, and the volume decreased 39.0%.

Foreign revenue (which includes shipments of integrated circuits to foreign companies as well as offshore subsidiaries of US multinational companies) was 71.0% of total revenue for fiscal year 2001 as compared to 70.7% of total revenue in the prior year period. Certain of our international sales were to customers in the Pacific Rim, which in turn sold some of their products to North America, Europe and other non-Asian markets.

Gross Margin. While total revenues increased $22.8 million, cost of sales only increased $5.9 million to $72.0 million for fiscal year 2001, as compared to the prior year period. This was the result of material cost savings in the manufacturing processes and favorable product mix trends. Gross margin as a percentage of total revenue was 61.8% for fiscal year 2001 as compared to 60.1% in the prior year period.

Research and Development Expense. Research and development expense increased $3.5 million to $28.3 million for fiscal year 2001 as compared to the prior year period. As a percentage of revenue, research and development remained flat at 15.0% as compared to fiscal year 2000. The increase in spending is attributable to our continued expansion into supporting networking, telecommunications, workstations and server applications. This increase is slightly offset by the decreased expenses for the non-core business.

Selling, General, Administrative and Other. Selling, general, administrative and other expense, including goodwill amortization and management fees, decreased $1.8 million to $21.8 million for fiscal year 2001 as compared to the prior year period. As a percentage of total revenue, selling, general and administrative expenses decreased to 11.6% of revenue as compared to 14.3% in the prior year period. This decrease is attributable to the inclusion of $4.0 million charge incurred in connection with the settlement of a lawsuit during fiscal year 2000. In addition, fiscal year 2001 is net of $2.0 million in insurance proceeds received in relation to this litigation. Excluding these two litigation-related items, selling, general, administrative and other expense had increased as a percentage of revenue to 12.6% in fiscal year 2001, compared to 11.8% in fiscal year 2000. This increase is primarily due to the amortization, in fiscal year 2001, of deferred compensation relating to options granted in the third quarter of fiscal year 2000 and variable expense relating to increased revenue. Goodwill amortization also remained flat at $0.2 million for both periods presented.

Operating Income. In dollar terms, operating income was $66.2 million in fiscal year 2001 compared to $50.9 million in the prior year period. Expressed as a percentage of revenue, operating income was 35.2% and 30.8% in fiscal year 2001 and fiscal year 2000, respectively.

Interest Expense. Interest expense was $0.2 million in fiscal year 2001 and $16.5 million in fiscal year 2000. As a result of the repayment of debt with the net proceeds of our initial public offering, our cost of borrowings has decreased.

In connection with the Initial Public Offering, we paid down all the outstanding debt, which we had incurred as a result of the May 1999 recapitalization. As a result, in fiscal year 2000 we recorded extraordinary losses on the early extinguishments of debt resulting from the write-off of debt issuance costs and the incurrence of prepayment penalties associated with the repurchase of our senior subordinated notes of $11.7 million and $15.4 million ($7.2 million and $9.6 million net of tax), respectively. There were no extraordinary items in fiscal year 2001. We purchased $2.0 million of our senior subordinated notes below par in September 1999, resulting in a gain of $36,000 net of income taxes, and $5.0 million below par in November 1999 resulting in a gain of $134,000 net of income taxes.

Interest and Other Income. Interest and other income was $3.6 million for fiscal year ended June 30, 2001 and $1.2 million in the prior year period. An increase in cash flows from operations has contributed to greater cash balances available for investing.

Income Tax Expense. Our effective tax rate related to income from continuing operations was 18.9% and 11.9% for fiscal years 2001 and 2000, respectively. The decrease in interest expense caused profitability in the US to increase, resulting in a rise in the consolidated tax rate. The effective tax rate for fiscal years 2001 and 2000 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income for five years. We do not currently calculate deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be a $25.2 million liability as of June 30, 2001.

Fiscal Year 2000, as Compared to Fiscal Year 1999

Revenue. Total revenue for fiscal year ended July 1, 2000, increased by $26.4 million to $165.5 million as compared to the similar period in the previous year. The increase is primarily due to the increase in revenue generated by our core silicon timing business.

The core silicon timing revenue increased by $41.1 million to $148.8 million for the year ended July 1, 2000, as compared to the prior year period. The increase is principally attributable to strong demand for our PC motherboard and digital set-top box products. We have also begun shipment of products to the communications equipment industry. Core revenue contributed approximately 89.9% of consolidated revenue for fiscal year 2000, which represented an increase from 77.5% for the prior year period. The average selling price for core silicon timing devices declined 12.9%, while the volume increased 58.7%.

Non-core revenue decreased by $14.7 million to $16.7 million for the year ended July 1, 2000, as compared to the prior year period. Non-core revenue represented approximately 10.1% of total revenue in the fiscal year 2000, as compared to 22.5% in the prior year period. This is primarily due to shifting the focus to the core silicon timing business. The average selling price for non-core revenue increased 6.2%, and the volume decreased 49.9%.

Foreign revenue (which includes shipments of integrated circuits to foreign companies as well as offshore subsidiaries of US multinational companies) was 70.7% of total revenue for fiscal year 2000 as compared to 68.8% of total revenue in the prior year period. While the percentage increase reflected growing sales to the Pacific Rim markets, certain of our international sales were to customers in the Pacific Rim, which in turn sold some of their products to North America, Europe and other non-Asian markets.

Gross Margin. Despite a significant increase in total revenues, cost of sales only increased $1.6 million to $66.1 million for fiscal year 2000, as compared to the prior year period, due to material cost savings in the manufacturing processes, cost savings from our in-house testing and favorable product mix trends. Gross margin as a percentage of total revenue was 60.1% for fiscal year 2000 as compared to 53.6% in the prior year period.

Research and Development Expense. Research and development expense increased $3.5 million to $24.8 million for fiscal year 2000 from $21.3 million in the prior year period. As a percentage of revenue, research and development decreased to 15.0% as compared to 15.3% in fiscal year 1999. Continued emphasis on research and development has contributed to the increase in expense with greater spending in research and development for the core silicon timing business which includes our expansion into supporting networking, telecommunications, workstations and server applications. This increase is slightly offset by the decreased expenses for the non-core business. This increased expense represented a lower percentage of revenue due to the significant increase in sales during fiscal year 2000.

Selling, General, Administrative and Other. Selling, general, administrative and other expense, including goodwill amortization and management fees, increased $3.8 million to $23.6 million for fiscal year 2000 as compared to the prior year period. The increase is primarily due to the inclusion of a $4.0 million charge incurred in connection with a recently settled lawsuit involving the establishment of our Phoenix design center, which included an individual payment of $500,000 of court costs and fees in October 1999, a one-time $2.3 million payment and legal fees. As a result of the recapitalization in May 1999, we entered into a consulting agreement with both Bain Capital and Bear Stearns and incurred management fees for fiscal year ended July 1, 2000 equal to $0.9 million, or 0.6% of revenue. As a result of the initial public offering, we paid $2.7 million to terminate these consulting agreements. There was no management fee in the prior year period. As a percentage of total revenue, selling, general, administrative and other expense remained flat at 14.3% of revenue as compared to the prior year period. Goodwill amortization also remained flat at $0.2 million for both periods presented.

Operating Income. In dollar terms, operating income was $50.9 million in fiscal year 2000 compared to $18.4 million in the prior year period. Expressed as a percentage of revenue, operating income was 30.8% and 13.2% in fiscal year 2000 and fiscal year 1999, respectively. Fiscal year 1999 includes a special charge of $15.1 million relating to the vesting of outstanding options arising from the recapitalization. Accordingly, operating income before special charges was 24.0% of revenue in fiscal year 1999.

Interest Expense. Interest expense was $16.5 million in fiscal year 2000 and $3.0 million in fiscal year 1999. The increase in interest expense is attributable to the financing obtained in connection with our May 1999 recapitalization.

Gain on Sale of Assets. In the third quarter of fiscal year 1999, we sold intellectual property and engineering hardware and software related to its data communications product line to 3Com Corporation for approximately $16.0 million in cash, resulting in a gain of approximately $10.7 million.

Interest and Other Income. Interest and other income was $1.2 million for fiscal year ended July 1, 2000 and $2.2 million in the prior year period. Interest income decreased as a result of lower cash balances available for investing as a result of the increased debt service obligations related to our recapitalization financing.

Gain (Loss) from Extraordinary Items. In connection with the Initial Public Offering, we paid down all the outstanding debt, which we had incurred as a result of the May 1999 recapitalization. As a result, we recorded extraordinary losses on the early extinguishments of debt resulting from the write-off of debt issuance costs and the incurrence of prepayment penalties associated with the repurchase of our senior subordinated notes of $11.7 million and $15.4 million ($7.2 million and $9.6 million net of tax), respectively. There were no extraordinary items in the prior year period. We also repurchased $7.0 million of our senior subordinated notes below par in September and November 1999, resulting in a gain of $0.2 million.

Income Tax Expense. Our effective tax rate related to income from continuing operations was 11.9% and 18.8% for fiscal years 2000 and 1999, respectively. The effective tax rate for fiscal years 2000 and 1999 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income for five years. The significant decrease from fiscal years 1999 to 2000 is the result of the profitability of the Singapore operations being larger than the domestic operations in fiscal year 2000. We do not currently calculate deferred taxes on our investment in our

Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be a $12.8 million liability as of July 1, 2000.

Liquidity and Capital Resources

At June 30, 2001, our principal sources of liquidity included cash and investments of $94.4 million as compared to the July 1, 2000 balance of $29.2 million. Net cash provided by operating activities was $67.3 million in fiscal year 2001, as compared to $18.5 million in the prior year period. The increase is primarily attributable to the growth in our profitability due to our reduced interest expense, our net federal and state tax refund of $5.9 million received in fiscal year 2001, the refund of the remaining $9.9 million of the purchase contract with Chartered Semiconductor in the second quarter of fiscal year 2001 and our receipt of the insurance proceeds of $2.0 million also in the second quarter of fiscal year 2001. Our days sales outstanding increased from 48 days in the fourth quarter of fiscal year 2000 to 71 days in the fourth quarter of fiscal year 2001 and inventory turns decreased from 6.96 times in fiscal year 2000 to 5.17 times in the fiscal year 2001.

Purchases for property and equipment were $3.3 million in fiscal year 2001 as compared to $4.4 million in the prior year period. In fiscal year 2000, Chartered Semiconductor PTE repaid $5.4 million, extinguishing the balance outstanding for the first purchase commitment. The second purchase commitment expired December 31, 2000, and accordingly, the remaining balance of $9.9 million was received in the second quarter of fiscal year 2001.

In June 2000, we secured a $30 million revolving credit facility with a commercial bank. The facility expires in June 2002, with an option, at the bank's sole discretion, to extend the facility for an additional period and is subject to certain covenants, including the maintenance of certain financial ratios. At June 30, 2001, we were in compliance with the revolving credit facility covenants. Advances under the revolving credit facility bear interest at LIBOR plus an applicable margin. As of June 30, 2001, we had no outstanding borrowings under this agreement.

We believe that the funds on hand together with funds expected to be generated from our operations as well as borrowings under our bank revolving credit facility will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Thereafter, we may need to raise additional funds in future periods to fund our operations and potential acquisitions. We may also consider conducting future equity or debt financings if we perceive an opportunity to access the capital markets on a favorable basis, within the next twelve months or thereafter. Any such additional financing, if needed, might not be available on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and results of operations. If additional funds were raised through the issuance of equity securities or convertible debt securities, the percentage of ownership of our shareholders would be reduced. Furthermore, such equity securities or convertible debt securities might have rights, preferences or privileges senior to our common stock.

Inflation

Inflation has not had a significant impact on our results of operations.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, "Business Combinations", which supersedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations". The most significant changes made by SFAS No. 141 are that it requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and established specific criteria for the recognition of intangible assets separately from goodwill. These provisions are effective for business combinations for which the date of acquisition is subsequent to June 30, 2001. We do not believe that adoption of this statement will have a material impact on our operating results.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which supercedes APB No. 17, "Intangible Assets". SFAS No. 142 provides guidance on accounting for goodwill and other intangible assets subsequent to acquisition. These provisions are effective for fiscal years beginning after December 15, 2001. We do not believe that the adoption of this statement will have a material impact on our operating results.

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

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Reports                                   24
Consolidated Balance Sheets - June 30, 2001 and July 1, 2000 26 Consolidated Statements of Operations -- Three Years Ended
        June 30, 2001, July 1, 2000, and July 3, 1999           27
Consolidated Statements of Shareholders' Equity (Deficit) -
        Three Years Ended June 30, 2001, July 1, 2000, and
        July 3, 1999                                            28
Consolidated Statements of Cash Flows -- Three Years Ended
        June 30, 2001, July 1, 2000, and July 3, 1999           29
Notes to Consolidated Financial Statements                      31

                       Report of Independent Accountants

To the Board of Directors and Shareholders of Integrated Circuit Systems, Inc.:


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Integrated Circuit Systems, Inc. and its subsidiaries at June 30, 2001 and July 1, 2000, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.



PricewaterhouseCoopers LLP
Philadelphia, PA
August 3, 2001

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Integrated Circuit Systems, Inc.:

We have audited the accompanying consolidated statements of operations, shareholders' equity (deficit) and cash flows of Integrated Circuit Systems, Inc. and subsidiaries for the year ended July 3, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Integrated Circuit Systems, Inc. and subsidiaries for the year ended July 3, 1999, in conformity with generally accepted accounting principles.

KPMG LLP

Philadelphia, Pennsylvania
August 4, 1999

--------------------------------------------------------------------------------
                       Integrated Circuit Systems, Inc.
                          Consolidated Balance Sheets
--------------------------------------------------------------------------------
                                 (In thousands)

                                                                        June 30,            July 1,
Assets                                                                   2001               2000
                                                                 ---------------------------------
Current Assets:
  Cash and cash equivalents                                      $       91,400        $    28,940
  Marketable securities                                                   3,000                282
  Accounts receivable, net                                               27,359             23,660
  Inventory, net                                                         10,097             10,718
  Deferred income taxes                                                   4,053              2,648
  Prepaid income taxes                                                       --              7,843
  Prepaid assets                                                          5,411              1,228
  Other current assets                                                      596                820
  Current portion of deposit on purchase contracts                           --              9,877
                                                                 ---------------------------------
      Total current assets                                              141,916             86,016
Property and equipment, net                                              11,215             13,058
Deferred income taxes                                                        --                276
Other assets                                                                986              1,135
                                                                 ---------------------------------
        Total assets                                             $      154,117        $   100,485
                                                                 =================================

Liabilities and Shareholders' Equity
Current Liabilities:
  Note payable to bank                                           $           --        $    10,000
  Current portion of long-term debt                                         429                435
  Accounts payable                                                        8,579             13,408
  Accrued salaries and bonuses                                            1,272              2,267
  Accrued expenses and other current liabilities                          2,294              3,812
  Income taxes payable                                                    1,306                 --
                                                                 ---------------------------------
      Total current liabilities                                          13,880             29,922
Long-term debt, less current portion                                        280                835
Deferred income taxes                                                       200                 --
Other liabilities                                                           704                808
                                                                 ---------------------------------
       Total liabilities                                                 15,064             31,565
                                                                 ---------------------------------


Commitments and contingencies
Shareholders' Equity:
  Common stock, $0.01 par, authorized 300,000: issued 66,128 and 64,269 shares as of June 30, 2001 and
     July 1, 2000 respectively.                                             661                643
  Additional paid in capital                                            211,524            199,018
  Accumulated deficit                                                   (70,229)          (126,687)
  Notes receivable                                                         (181)              (286)
  Deferred compensation                                                  (2,722)            (3,768)

                                                                 ---------------------------------
       Total shareholders' equity                                       139,053             68,920
                                                                 ---------------------------------
         Total liabilities and shareholders' equity              $      154,117        $   100,485
                                                                 =================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------

                        Integrated Circuit Systems, Inc.
                     Consolidated Statements of Operations
--------------------------------------------------------------------------------
                                 (In thousands)

                                                                                     Year Ended
                                                               ---------------------------------------------------
                                                                    June 30,           July 1,          July 3,
                                                                      2001              2000            1999
                                                               ---------------------------------------------------
Revenue                                                         $        188,298      $    165,521        $139,063
Cost and expenses:
   Cost of sales                                                          71,997            66,123          64,496
   Research and development                                               28,301            24,848          21,316
   Selling, general and administrative                                    21,572            22,463          19,560
   Special charges- Compensation Costs                                        --                --          15,051
    Management fee                                                            --               906              --
    Goodwill amortization                                                    234               235             234
                                                               ---------------------------------------------------
      Operating income                                                    66,194            50,946          18,406

Gain on sale of assets                                                        --                --          10,734
Interest and other income                                                  3,611             1,200           2,178
Interest expense                                                            (219)          (16,532)         (2,955)
                                                               ---------------------------------------------------
  Income before income taxes and extraordinary items                      69,586            35,614          28,363

Income tax expense                                                        13,128             4,244           5,320
                                                               ---------------------------------------------------
  Income before extraordinary items                                       56,458            31,370          23,043
Extraordinary Items:
   Early extinguishment of debt, net of $10.3 million taxes                   --           (16,638)             --
                                                               ---------------------------------------------------
Net income                                                      $         56,458      $     14,732        $ 23,043
                                                               ===================================================

Basic net income per share:
Income before extraordinary items                               $           0.87      $       0.79        $   0.87
Loss from extraordinary items                                                 --             (0.42)             --
                                                               ---------------------------------------------------
Net Income                                                      $           0.87      $       0.37        $   0.87
                                                               ===================================================



Diluted net income per share:
Income before extraordinary items                               $           0.81      $       0.63        $   0.86
Loss from extraordinary items                                                 --             (0.33)             --
                                                               ---------------------------------------------------
Net Income                                                      $           0.81      $       0.30        $   0.86
                                                               ===================================================


Weighted average share outstanding - basic                                64,837            39,843          25,812
Weighted average share outstanding - diluted                              69,573            49,871          26,277

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
                       Integrated Circuit Systems, Inc.
           Consolidated Statements of Shareholders' Equity (Deficit)
                                (in thousands)
--------------------------------------------------------------------------------

                                Common      Common    Class A   Class A   Preferred  Preferred    Class B    Class B   Class L
                                Stock       Stock     Shares    Amount     Class A    Class A     Shares     Amount    Shares
                                Shares      Amount                         Shares      Amount
                             --------------------------------------------------------------------------------------------------
Balance at June 27, 1998        22,192     $ 56,604       --    $  --         --    $     --         --      $ --          --
 Shares issued upon
  exercise of stock
  options                          159        1,105       --       --         --          --         --        --          --
 Tax benefits related to
  stock options                     --          234       --       --         --          --         --        --          --
 Purchase of common stock           --           --       --       --         --          --         --        --          --
 Recapitalization              (13,193)     (57,943)  15,613      156         --          --      5,653        57       2,363
 Effect of stock split          (9,158)          --   10,839      108         --          --      3,924        39       1,640
 Net income                         --           --       --       --         --          --         --        --          --
                             ------------------------------------------------------------------------------------------------
Balance at July 3, 1999             --           --   26,452      264         --          --      9,577        96       4,003
 Shares issued upon
  exercise of stock options         --           --    2,067       20         --          --         --        --           3
 Tax benefits related to
  stock options                     --           --       --       --         --          --         --        --          --
 Retirement of stock                --           --      (76)      (1)        --          --         --        --          (8)
 Initial Public Offering        64,269          643  (28,443)    (283)    (3,367)    (13,467)    (9,577)      (96)     (3,998)
 Net income                         --           --       --       --         --          --         --        --          --
 Deferred compensation              --           --       --       --         --          --         --        --          --
 Investment into the Company        --           --       --       --      3,367      13,467         --        --          --
 Other                              --           --       --       --         --          --         --        --          --
                             -----------------------  -----------------------------------------------------------------------
Balance at July 1, 2000         64,269          643       --       --         --          --         --        --          --
 Shares issued upon
  exercise of stock options      1,808           18       --       --         --          --         --        --          --
 Tax benefits related to
  stock options                     --           --       --       --         --          --         --        --          --
 Shares issued by the
  Stock Purchase
 Plan                               51           --       --       --         --          --         --        --          --
 Net income                         --           --       --       --         --          --         --        --          --
 Other                              --           --       --       --         --          --         --        --          --
                             -----------------------  -----------------------------------------------------------------------
Balance at June 30, 2001        66,128     $    661       --    $  --         --    $     --         --      $ --          --
                             ================================================================================================

                               Class L       Notes         Deferred     Additional   Treasury  Treasury  (Accumulated    Total
                               Amount     Receivable    Compensation     Paid in      Shares    Stock      Deficit)   Shareholders
                                                                        Capital                           Retained      Equity
                                                                                                           Earnings    (Deficit)
                            -------------------------------------------------------------------------------------------------------
Balance at June 27, 1998       $ --         $    --      $     --       $      --      (774)    $(16,742)  $  49,906   $  89,768
 Shares issued upon
  exercise of stock
  options                        --              --            --              --        --           --          --       1,105
 Tax benefits related to
  stock options                  --              --            --              --        --           --          --         234
 Purchase of common stock        --              --            --              --      (229)      (3,016)         --      (3,016)
 Recapitalization                24            (455)           --          34,719     1,003       19,758    (214,362)   (218,046)
 Effect of stock split           16              --            --            (163)       --           --          --          --
 Net income                      --              --            --              --        --           --      23,043      23,043
--------------------------------------------------------------------------------------------------------------------------------
Balance at July 3, 1999          40            (455)           --          34,556        --           --    (141,413)   (106,912)
 Shares issued upon
  exercise of stock options      --              --            --              53        --           --          --          73
 Tax benefits related to
  stock options                  --              --            --             301        --           --          --         301
 Retirement of stock             --              --            --            (234)       --           --          --        (235)
 Initial Public Offering        (40)             --            --         160,341        --           --          --     147,098
 Net income                      --              --            --              --        --           --      14,732      14,732
 Deferred compensation           --              --        (3,979)          3,979        --           --          --          --
 Investment into the Company     --              --            --              --        --           --          --      13,467
 Other                           --             169           211              22        --           --          (6)        396
                             ---------------------------------------------------------------------------------------------------
Balance at July 1, 2000          --            (286)       (3,768)        199,018        --           --    (126,687)     68,920
 Shares issued upon
  exercise of stock options      --              --            --           1,222        --           --          --       1,240
 Tax benefits related to
  stock options                  --              --            --          10,813        --           --          --      10,813
 Shares issued by the
  Stock Purchase
 Plan                            --              --            --             679        --           --          --         679
 Net income                      --              --            --              --        --           --      56,458      56,458
 Other                           --             105          1,046           (208)       --           --          --         943
                             ---------------------------------------------------------------------------------------------------
Balance at June 30, 2001       $ --         $  (181)     $  (2,722)     $ 211,524        --     $     --   $ (70,229)  $ 139,053
                             ===================================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                       Integrated Circuit Systems, Inc.
                     Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------
                                (In thousands)

                                                                                         Year Ended
                                                                            ----------------------------------
                                                                              June 30,    July 1,     July 3,
                                                                                2001        2000        1999
                                                                            ----------------------------------
Cash flows from operating activities:
   Net income                                                               $   56,458   $  14,732   $  23,043
   Adjustments to reconcile net income  to net cash provided
   by operating activities:
      Depreciation and amortization                                              5,142       4,692       4,965
      Amortization of deferred finance charge                                       12       1,494         203
      Amortization of bond premiums                                                 36           7         (78)
      Amortization of deferred compensation                                      1,046         234          --
      (Gain) loss on sale of assets                                                (95)         17     (10,374)
      Extraordinary loss on deferred finance charge                                 --      11,668          --
      Tax benefit of stock options                                              10,813         301         234
      Purchase of trading securities                                                --          --     (23,313)
      Sale of trading securities                                                    --          --      23,669
      Deferred income taxes                                                       (929)      4,930      (6,995)
   Changes in assets and liabilities:
      Accounts receivable                                                       (3,699)     (5,541)      2,215
      Inventory                                                                    621      (1,982)      4,103
      Other assets, net                                                            110        (740)        794
      Accounts payable, accrued expenses and other liabilities                  (7,329)      3,065         678
      Accrued interest expense                                                     (11)     (2,078)         --
      Income taxes payable                                                       9,149     (12,317)      5,540
                                                                            ----------------------------------
   Net cash provided by operating activities                                    71,324      18,482      24,684
                                                                            ----------------------------------
Cash flows from investing activities:
      Capital expenditures                                                      (3,264)     (4,358)     (7,694)
      Proceeds from sale of fixed assets                                           187         151         200
      Proceeds from sale of Datacom                                                 --          --      16,000
      Proceeds from sale of building                                                --          --       3,801
      Proceeds from sales of marketable securities                              17,404          --      18,450
      Proceeds from maturities of marketable securities                             --          --      29,347
      Purchases of marketable securities                                       (20,218)         --     (31,973)
      Deposits on purchase contracts                                                --          --     (12,000)
      Investment in Maxtek                                                      (4,000)         --          --
      Refunds on purchase contracts                                              9,877       5,444       4,544
                                                                            ----------------------------------
   Net cash (used in) provided by investing activities                             (14)      1,237      20,675
                                                                            ----------------------------------
Cash flows from financing activities:
      (Repayments) borrowings under line of credit agreement                   (10,000)     10,000          --
      Repayments of long-term debt                                                (561)   (170,065)       (114)
      Proceeds from exercise of stock options                                    1,240          72       1,105
      Proceeds from stock purchase plan                                            679          --          --
      Retirement of common stock                                                    --        (235)         --
      Proceeds from long-term debt                                                  --          --     170,030
      Initial Public Offering, net                                                (208)    147,098          --
      Recapitalization                                                              --          --    (247,104)
      Investment into the Company                                                   --      13,467          --
      Investment from the equity investors                                          --          --      30,655
      Deferred financing charges                                                    --        (395)    (12,970)
      Dividends                                                                     --          (6)         --
      Purchase of treasury stock                                                    --          --      (3,016)
                                                                            ----------------------------------
   Net cash used in financing activities                                        (8,850)        (64)    (61,414)
                                                                            ----------------------------------
Net increase (decrease) in cash                                                 62,460      19,655     (16,055)

--------------------------------------------------------------------------------
                Consolidated Statements of Cash Flows (cont'd)
--------------------------------------------------------------------------------
                                (In thousands)

Cash and cash equivalents:

   Beginning of year                                                                     28,940            9,285          25,340
                                                                                    --------------------------------------------
   End of year                                                                      $  $91,400          $28,940         $ 9,285
                                                                                    ============================================

Supplemental disclosures of cash information:
   Cash payments (receipts) during the period for:
      Interest                                                                      $       215          $16,783         $   151
                                                                                    ============================================
      Income taxes                                                                  $    (5,926)         $ 1,104         $ 6,408
                                                                                    ============================================
Supplemental disclosures for non-cash information:
      Capital lease of equipment                                                    $        45          $ 1,304         $    --
                                                                                    ============================================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(1)  Summary of Significant Accounting Policies

Consolidation Policy

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated.

Reporting Periods

Our fiscal year is a 52/53 week operating cycle that ends on the Saturday nearest June 30. Fiscal year 1999 represents a 53-week operating cycle. Fiscal years 2000 and 2001 represent 52-week operating cycles.

Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at June 30, 2001 consist of cash, overnight retail repurchase agreements (collateralized by U.S. Treasury obligations), money market funds and commercial paper.

Marketable Securities

Marketable securities at June 30, 2001 consist of debt securities. We classify all of our debt securities as held to maturity, which are recorded at amortized cost. In prior years, our equity securities were classified as trading securities and were carried at present market value. All related trading gains and losses were recorded in interest income in the statement of operations.

Inventory
Inventory is stated at the lower of cost or market. Cost is determined by the first in, first out (FIFO) method.

Property, Plant and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation on furniture and equipment is computed using the straight-line depreciation method over periods ranging from three to ten years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the improvement.

Deferred Financing Costs

Costs incurred in connection with the issuance of the senior credit facility and the senior subordinated notes (see Note 10), were being amortized over the average term of the related debt instruments, which approximated 8 years at July 3, 1999.

In connection with the initial public offering in May 2000, we paid off all the outstanding senior subordinated notes and senior credit facility. As a result, $11.7 million ($7.2 million net of taxes) of our deferred financing costs were written off.

Goodwill

Goodwill is amortized on a straight-line basis over 7 years. Accumulated amortization was $1.0 million and $0.8 million as of June 30, 2001 and July 1,
2000, respectively.   Goodwill is recorded at a balance
of $0.6 million and $0.9 million as of June 30, 2001 and July 1, 2000, respectively, in other assets on the consolidated balance sheet.

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

Revenue Recognition

Revenues from product sales are recognized as revenue upon shipment to the customer. We offer a right of return to certain customers. Allowances are established to provide for estimated returns at the time of sale. We recognize sales to these customers, in accordance with the criteria of Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists", at the time of the sale based on the following: the selling price is fixed at the date of sale, the buyer is obligated to pay for the products, title of the products has transferred, the buyer has economic substance apart from us, we do not have further obligations to assist the buyer in the resale of the product and the returns can be reasonably estimated at the time of sale.

Concentration of Credit Risk

We sell our products primarily to original equipment manufacturers (OEMs) and distributors in North America, Europe and the Pacific Rim. We perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. For the fiscal year ended June 30, 2001 two customers, Maxtek Technology Co. Ltd ("Maxtek") and Maxtech Corporation Limited ("Maxtech"), represented 13% and 10% of our revenues respectively. These same customers, who are commonly controlled, accounted for 18% and 20% of our total accounts receivable as of June 30, 2001, respectively. For fiscal years 2000 and 1999, Maxtek represented 12% of our revenues, and accounted for 24% and 16% of our total accounts receivable respectively. Maxtech did not represent a significant portion of our revenue or accounts receivable in fiscal years 2000 and 1999. No single OEM end customer accounted for 10% or more of our revenue during fiscal years 2001, 2000 or 1999. We also have a substantial concentration of credit risk in the personal computer industry. Refer to Note 18 for geographic information.

Income Taxes

Income tax expense includes U.S., state and international income taxes and are computed in accordance with SFAS No. 109, "Accounting for Income Taxes". Certain items of income and expense are not reported in income tax returns and financial statements in the same year. The income tax effects of these differences are reported as deferred income taxes. Income tax credits are accounted for as a reduction of income tax expense in the year in which the credits reduce income taxes payable. Valuation allowances are provided against deferred income tax assets which are not likely to be realized. We currently provide income taxes on the earnings of foreign subsidiaries to the extent those earnings are taxable in the local jurisdictions. We do not provide for United States income tax on foreign earnings because, in management's opinion, such earnings have been indefinitely reinvested in foreign operations.

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

Accounting for Stock-based Compensation

We have adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", and continue to apply Accounting Principles Board Opinion ("APB") No. 25 "Accounting for Stock Issued to Employees" and related interpretation in accounting for its stock options issued to employees and directors. Refer to Note 15 for pro forma disclosures.

Reclassification of Accounts

Certain prior year balances have been reclassified to conform to the current year classifications. All share and per share data has been adjusted to reflect the 1.6942-to-1 common stock split that occurred as of May 22, 2000, the pricing date of the initial public offering.

Other Comprehensive Income

Our reported net income for all periods presented is the same as our comprehensive income since there were no items of other comprehensive income or loss for any of the periods covered by these financial statements.

New Pronouncements

In June 2001, the FASB issued SFAS No. 141, "Business Combinations", which supersedes Accounting Principles Board Opinion No. 16 ("APB No. 16), "Business Combinations". The most significant changes made by SFAS No. 141 are that it requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and established specific criteria for the recognition of intangible assets separately from goodwill. These provisions are effective for business combinations for which the date of acquisition is subsequent to June 30, 2001. We do not believe that adoption of this statement will have a material impact on our operating results.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which supercedes APB No. 17, "Intangible Assets". SFAS No. 142 provides guidance on accounting for goodwill and other intangible assets subsequent to acquisition. These provisions are effective for fiscal years beginning after December 15, 2001. We do not believe that the adoption of this statement will have a material impact on our operating results.

(2)  Initial Public Offering and Recapitalization

On May 31, 2001, a secondary offering of 11.3 million shares of our common stock took place, in which certain shareholders of the Company sold these shares to the public. We did not receive any of the proceeds from the sale of the shares in this secondary offering.

On May 22, 2000, we completed our initial public offering of 12.5 million shares of our common stock. We used $147.1 million, the net proceeds of the initial public offering, together with $10.0 million from our new credit facility and cash on hand, to repay our bank debt and repurchase our senior subordinated notes. In connection with the repayment of the bank debt and senior subordinated notes, we recorded extraordinary losses on the early extinguishments of debt resulting from the write-off of debt issuance costs and the incurrence of prepayment penalties associated with the repurchase of our senior subordinated notes of $11.7 million and $15.4 million ($7.2 million and $9.6 million net of tax), respectively.

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

(4)  Purchase Commitments

On October 7, 1998, we assumed a third party's wafer purchase contract with Chartered Semiconductor PTE ("CSM"). The agreement required us to advance $12.0 million as part of a mutual commitment for CSM to supply and for us to purchase an agreed upon minimum quarterly quantity of wafers over a twenty-seven month period from October 1, 1998 to December 31, 2000. The agreement required CSM to refund the deposit to us in progressive quarterly installments based upon the volume of purchases made by us, and they are contractually obligated to return our deposit. As a result of the December 31, 2000 expiration date, the remaining balance of $9.9 million was refunded to us during the second quarter of fiscal year 2001. Although we have held additional purchase commitments during the past 3 years, as of June 30, 2001 we have no outstanding commitments.

(5)  Other Agreements

In fiscal year 1998, we entered into a non-transferable and non-exclusive license with Philips Electronics to use their technical information for data transmission systems. In consideration of the licenses and rights granted we have expensed and paid approximately $0.2 million in licensing fees during fiscal year 2001, $1.0 million during fiscal year 2000, and $0.5 million during fiscal year 1999, and expect to continue to make ongoing payments. The expense is included in our research and development expense on the Statements of Operations.

In fiscal year 1999, we entered into a non-exclusive and irrevocable license with PhaseLink Laboratories for use of their technical data. In return, in July 1999, we paid a one-time fee of $200,000, which will be amortized over the useful life of the technology estimated to be 5 years.

(6)  Marketable Securities

During fiscal year 2001, we invested in debt securities, which we intend to hold to maturity and therefore carry at amortized cost. In fiscal year 2000, we did not invest in debt or equity securities. In fiscal year 1999, we invested in debt and equity securities. Due to the recapitalization, all equity securities were sold by the end of fiscal year 1999, and therefore, there were no unrealized gains or losses. Proceeds from the sale or maturity of the investments were $17.4 million and $71.5 million in fiscal year 2001 and fiscal year 1999, respectively.

(7)  Accounts Receivable

The components of accounts receivable are as follows (in thousands):

                                                                           June 30,        July 1,
                                                                             2001           2000
                                                                            ----------------------
     Accounts receivable                                                    $30,318        $25,352
     Less:  allowance for returns and doubtful accounts                      (2,959)        (1,692)
                                                                            ----------------------
                                                                            $27,359        $23,660
                                                                            ======================

(8)  Inventory

The components of inventories are as follows (in thousands):

                                                                           June 30,        July 1,
                                                                             2001           2000
                                                                           -----------------------
     Work-in-process                                                       $  6,513        $ 4,934
     Finished parts                                                           7,178          9,306
     Less: obsolescence reserve                                              (3,594)        (3,522)
                                                                           -----------------------
     Inventory, net                                                        $ 10,097       $ 10,718
                                                                           =======================

(9)  Property and Equipment

Property and equipment consists of the following (in thousands):

                                                                           June 30,        July 1,
                                                                             2001           2000
                                                                           -----------------------
     Machinery and equipment                                               $ 22,766       $ 20,120
     Furniture and fixtures                                                   2,517          2,321
     Leasehold improvements                                                   4,376          4,274
     Capital Leases                                                           1,296          1,304
                                                                           -----------------------
                                                                             30,955         28,019
     Less: accumulated depreciation and amortization                        (19,740)       (14,961)
                                                                           -----------------------
     Property and equipment, net                                           $ 11,215       $ 13,058
                                                                           =======================

Depreciation and amortization expense related to property and equipment was $4.9 million, $4.5 million, and $4.7 million in fiscal years 2001, 2000 and 1999, respectively.

(10) Debt

On May 10, 1999, our shareholders voted to approve the management-led buyout, which was completed on May 11, 1999. In connection with the buyout, we obtained financing consisting of: $100.0 million of senior subordinated notes (the "Notes"), term A loans for $30.0 million, the term B loans for $40.0 million and $3.9 million from a revolving credit facility. The term loans and revolving credit facility combined made up the Senior Credit Facility.

On May 22, 2000, we completed our initial public offering of 12.5 million shares of our common stock. We used the net proceeds of this initial offering, together with $10.0 million from our new credit facility (below) and cash on hand, to repay our bank debt, close our tender offer for subordinated notes and pay the fees and expenses associated with the offering.

In June 2000, we secured a $30 million revolving credit facility with a commercial bank. The facility expires in June 2002, with an option, at the bank's sole discretion, to extend the facility for an additional period and is subject to certain covenants, including the maintenance of certain financial ratios. At June 30, 2001, we were in compliance with the revolving credit facility covenants. As of June 30, 2001, we had no outstanding balances under this agreement. Advances under the revolving credit facility bear interest at LIBOR plus margin.

Senior debt consisted of the following (in thousands):

                                                                        June 30,     July 1,
                                                                          2001        2000
                                                                     -----------------------
          Revolving credit facility at LIBOR plus 1 (7.65% at July
          1, 2000)                                                       $  --       $10,000
          Capital lease obligations and other                              709         1,270
                                                                     -----------------------
                                                                         $ 709       $11,270
          Less current portion                                             429        10,435
                                                                     -----------------------
          Long-term debt, less current portion                           $ 280       $   835
                                                                     =======================

Aggregate annual maturities of long-term debt as of June 30, 2001 (in thousands):

               2001                        $  429
               2002                           280
               2003                            --
               2004                            --
               2005                            --
               2006 and beyond                 --
                                           ------
                                           $  709
                                           ======

(11)    Lease Obligations

We lease certain of our facilities under operating lease agreements, some of which have renewal options.

On April 13, 1999, we sold the land and building at our Norristown location to BET Investments III, L.P., a Pennsylvania limited partnership. The purchase price for the property was $3.9 million and included the buyer's assumption of our PIDA loan. BET Investments III, L.P. assigned its right to purchase the building to BET Investments IV, L.P., a Pennsylvania limited Partnership, on January 29, 1999. We signed a lease with BET Investments IV L.P., to lease back the Norristown property for a term of eight years, which went into effect upon closing of the sale of the property. We leased back the entire building with monthly rent beginning at approximately $51,000 for the first year and progressively increasing each year to approximately $63,000 in the eighth year. We also have a renewal option of three more years subsequent to the initial eight-year term. We recorded a $0.9 million deferred gain from this transaction. We are recognizing the gain over the original term of the lease. We received

$0.5 million in sublease income from this property in fiscal year 2001, $0.5 million in fiscal year 2000 and $0.4 in fiscal year 1999.

Rental expense under operating lease agreements was $2.6 million, $2.5 million and $1.5 million in 2001, 2000 and 1999, respectively.

Future minimum lease commitments under our operating leases are as follows as of June 30, 2001 (in thousands):

               2002                            $    2,374
               2003                                 2,306
               2004                                 2,213
               2005                                 2,136
               2006 and after                       6,580
                                              -----------
                                               $   15,609
                                              ===========

Sublease income under all operating lease agreements was $1.1 million, $1.1 million and $0.7 million in 2001, 2000 and 1999. Future amounts due under the subleases are as follows as of June 30, 2001 (in thousands):

               2002                            $      668
               2003                                   342
               2004                                   200
               2005                                    84
               2006 and after                          --
                                              -----------
                                               $    1,294
                                              ===========

(12) Fair Value of Financial Instruments

We have estimated the fair value of our financial instruments using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Cash and cash equivalents, accounts receivable and accounts payable - The carrying amounts of these items approximate their fair values at June 30, 2001 due to the short-term maturities of these instruments.

     Long-term debt - Interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which quoted market prices are not available. The carrying value of this item is not materially different from its fair value on June 30, 2001.

(13) Income Taxes

The provision for income taxes consists of the following (in thousands):

                                                                               Year Ended
                                                             -----------------------------------------------
                                                                June 30,            July 1,         July 3,
                                                                  2001                2000           1999
                                                             -----------------------------------------------
          Current tax (benefit) expense:
               Federal                                            $ 12,384          $  (742)        $ 10,549
               State                                                 1,017              (86)           1,571
               Foreign                                                 656              142              195
                                                             -----------------------------------------------
               Total current                                      $ 14,057          $  (686)        $ 12,315
                                                             -----------------------------------------------


          Deferred tax expense (benefit):
               Federal                                            $   (909)         $ 5,013         $ (6,907)
               State                                                   (20)             (83)             (88)
                                                             -----------------------------------------------
               Total deferred                                         (929)           4,930           (6,995)
                                                             -----------------------------------------------
               Total income tax expense                           $ 13,128          $ 4,244         $  5,320
                                                             ===============================================

The tax benefit allocated to the fiscal year 2000 extraordinary charge was $10.3 million.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                                               Year Ended
                                                              -------------------------------------------
                                                                  June 30,      July 1,        July 3,
                                                                   2001          2000           1999
                                                              -------------------------------------------
          Deferred tax assets:
               Accounts receivable allowances                     $    433        $   584       $    759
               Inventory valuation                                     817          1,135          1,843
               Disqualified disposition exercises of
                options                                              1,010          1,515          6,141
               Other compensation charges                              117            188             --
               Net state operating loss carry forward                3,061          1,503            195
               Capital loss carry forward                            3,361          3,514          1,894
               Depreciation                                            149             --             --
               Accrued expenses and other                            2,181            290            529
                                                             -------------------------------------------
                  Gross deferred tax assets                         11,129          8,729         11,361
                  Less:  valuation allowance                         6,422          5,071          2,717
                                                             -------------------------------------------

             Deferred tax asset                                      4,707          3,658          8,644

          Deferred tax liabilities:
             Depreciation                                               --            325            501
             Other                                                     854            409            288
                                                             -------------------------------------------
                  Deferred tax liabilities                             854            734            789
                                                             -------------------------------------------

          Net deferred tax asset                                  $  3,853        $ 2,924       $  7,855
                                                             ===========================================

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

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, potential limitations with respect to the utilization of loss carry forwards, and tax planning strategies in making this assessment. Based upon the projections for future taxable income over the periods which deferred tax assets are deductible and the potential limitations of loss and credit carry forwards, management believes it is more likely than not that we will realize these deductible differences, net of existing valuation allowances (both federal and state) at June 30, 2001. We periodically reassess and re-evaluate the status of our recorded deferred tax assets.

The actual tax expense differs from the "expected" tax expense computed by applying the statutory Federal corporate income tax rate of 35% in all fiscal years to income before income taxes as follows (in thousands):

                                                                                         Year Ended
                                                                       ----------------------------------------------
                                                                           June 30,        July 1,         July 3,
                                                                             2001           2000            1999
                                                                       ----------------------------------------------
          Earnings before income taxes and extraordinary charge              $  69,586       $ 35,614        $ 28,363
                                                                       ----------------------------------------------

          Computed expected tax expense                                         24,355         12,465           9,927
          State taxes (net of federal income tax benefit)                          662             (9)            964
          Effect of lower foreign tax rates                                    (11,930)        (8,411)         (3,086)
          Utilization of capital loss carryforwards                                 --             --          (3,233)
          Intangible amortization                                                   64             82             185
          Other                                                                    (23)           117             563
                                                                       ----------------------------------------------
                                                                             $  13,128       $  4,244        $  5,320
                                                                       ==============================================

As of June 30, 2001, we have state operating loss carry forwards of approximately $33.7 million expiring through 2008. We also have a capital loss carry forward of approximately $3.5 million expiring in 2003. We currently provide income taxes on the earnings of foreign subsidiaries to the extent those earnings are taxable or are expected to be remitted in the local jurisdictions. United States income taxes of approximately $25.2 million have not been provided on the unremitted earnings because, in management's opinion, such earnings have been indefinitely reinvested in these operations.

(14)  Employee Benefit Plans

We have a bonus plan, which covers permanent full-time employees with at least six months of service. Bonuses under this plan are based on achieving specified revenue and profit objectives and on individuals meeting specified performance objectives. Amounts charged to expense for the plan were $3.8 million, $4.0 million and $3.9 million in fiscal years 2001, 2000 and 1999, respectively.

We have a 401(k) employee savings plan, which provides for contributions to be held in trust by corporate fiduciaries. Beginning in fiscal year 2000, employees were permitted to contribute up to 18% of their annual compensation. In prior years, the amount was 12% of their annual compensation. Under the plan, we make matching contributions equal to 150% of the first 1% contributed, 125% of the second 1% contributed, 100% of the third 1% contributed, 75% of the fourth 1% contributed and 50% of the next 2% up to a maximum of 6 % of annual compensation, subject to IRS limits. The matching amounts contributed and charged to expense were $0.8 million in fiscal year 2001, $0.6 million in fiscal year 2000, and $0.5 million in fiscal year 1999.

The 2000 Employee Stock Purchase Plan, or the "Stock Purchase Plan," was adopted by our board of directors and our shareholders prior to the completion of the initial public offering. The Stock Purchase Plan provides employees with a convenient means of purchasing shares of our common stock through payroll deductions or lump sum cash payments. The Stock Purchase Plan also provides an incentive to participate by permitting purchases at a discounted price of 85% of fair market value. We believe that ownership of stock by employees will foster greater employee interest in the success, growth and development of our Company. This plan was implemented in the first quarter of fiscal year 2001.

(15)  Stock Option Plans

Pre-Recapitalization

Prior to the recapitalization, we had various stock option plans (the "Plans") under which key employees and non-employee directors and consultants were granted incentive stock options and non-qualified options.

Stock option transactions under the Plans during fiscal year 1999 are summarized as follows (in thousands, except price per share):

                                           Options Available
Plans                                       For Grant Under                            Weighted Average
                                               The Plans       Options Outstanding      Exercise Price
                                         ---------------------------------------------------------------
Balance June 27, 1998                                3,422                 2,304                $  8.74
   Additional shares reserved                           --                    --                     --
   Granted                                          (1,166)                1,166                   7.91
   Exercised                                            --                (2,912)                  7.56
   Cancelled                                        (2,814)                   --                   9.96
   Terminated                                          558                  (558)                 13.17
                                         ---------------------------------------------------------------
Balance July 3, 1999                                    --                    --                $    --
                                         ===============================================================

Post-Recapitalization

The above Plans were replaced on May 11, 1999. The 1999 Stock Option Plan ("the 1999 Plan") was approved, ratified and adopted at this time. These options vest over four years and expire on May 11, 2009.

Our 2000 Long-Term Equity Incentive Plan was approved, ratified and adopted in May 2000. These options vest over four years.

Effective with the pricing for the initial public offering, all common L shares converted to common shares at a conversion ratio of 1.78-to-1.

Stock option transactions post-recapitalization during fiscal years 1999 and 2000 are summarized as follows (in thousands, except price per share):

                                       Options Available
                                        For Grant Under                                          Weighted Average
1999 Plans                                 The Plans             Options Outstanding              Exercise Price
                                    ---------------------------------------------------------------------------------
Common A Share:
---------------
Balance June 27, 1998                                  --                         --            $               --
   Shares reserved                                 11,070                         --                            --
   Granted                                        (10,328)                    10,328                          0.54
   Exercised                                           --                         --                            --
   Terminated                                          47                        (47)                         0.67
                                    ---------------------------------------------------------------------------------
Balance July 3, 1999                                  789                     10,281            $             0.54
   Granted                                           (864)                       864                          1.14
   Conversion from L shares                            --                        408                          1.17
   Exercised                                           --                     (2,116)                        0.026
   Terminated                                         618                       (618)                         1.06
   Conversion to common shares                       (543)                    (8,819)                         0.74
                                    ---------------------------------------------------------------------------------
Balance July 1, 2000                                   --                         --            $               --
                                    =================================================================================

                                       Options Available
                                        For Grant Under                                          Weighted Average
1999 Plans                                 The Plans            Options Outstanding               Exercise Price
Common L Share:
---------------
Balance June 27, 1998                                  --                         --            $               --
   Shares reserved                                    232                         --                            --
   Granted                                           (232)                       232                          2.12
   Exercised                                           --                         --                            --
   Terminated                                          --                         --                            --
                                    ---------------------------------------------------------------------------------
Balance July 3, 1999                                   --                        232            $             2.12
   Shares reserved                                     --                         --                            --
   Granted                                             --                         --                            --
   Exercised                                           --                         (3)                           --
   Terminated                                          --                         --                            --
   Conversion to A share                               --                       (229)                         2.12
                                    ---------------------------------------------------------------------------------
Balance July 1, 2000                                   --                         --            $               --
                                    =================================================================================

                                       Options Available
                                        For Grant Under                                          Weighted Average
1999 & 2000 Plans                          The Plans            Options Outstanding               Exercise Price
                                    ---------------------------------------------------------------------------------
Common Share:
-------------
Balance July 3, 1999                                   --                         --            $               --
   Shares reserved                                  6,400                         --                            --
   Granted                                             --                         --                            --
   Exercised                                           --                         --                            --
   Terminated                                          --                         --                            --
   Conversion of A shares                             543                      8,819                          0.74
                                    ---------------------------------------------------------------------------------
Balance July 1, 2000                                6,943                      8,819            $             0.74
   Shares reserved                                     --                         --                            --
   Granted                                         (1,036)                     1,036                         15.05
   Exercised                                           --                     (1,808)                         0.69
   Terminated                                         727                       (727)                         1.53
   Cancelled shares                                (1,228)                        --                            --
                                    ---------------------------------------------------------------------------------
Balance June 30, 2001                               5,406                      7,320            $             2.70
                                    =================================================================================

As of June 30, 2001, options for 2.5 million shares were exercisable at exercise prices ranging from $0.1299 to $1.7530 at an aggregate exercise price of $2.0 million. Income tax benefits attributable to non-qualified stock options exercised and disqualifying dispositions of incentive stock options are credited to equity when such options are exercised.

                                Options Outstanding                                         Options Exercisable
----------------------------------------------------------------------------------   -------------------------------
                          Outstanding       Weighted Average                           Exercisable
       Range of              as of               Remaining       Weighted Average         as of     Weighted Average
    Exercise Price         6/30/2001        Contractual Life      Exercise Price        6/30/2001   Exercise Price
----------------------------------------------------------------------------------   -------------------------------
    $ 0.00 -  $ 2.00        6,326,273                     8.0            $ 0.76          2,530,103             $0.78
    $10.01 -  $12.00          369,488                     9.3             11.06                 --                --
    $12.01 -  $14.00            7,000                     9.5             14.00                 --                --
    $14.01 -  $16.00           27,500                     9.4             14.95                 --                --
    $16.01 -  $18.00          450,000                     9.2             17.05                 --                --
    $18.01 -  $20.00          140,000                     9.6             19.02                 --                --
                       -----------------------------------------------------------   -------------------------------
                            7,320,261                     8.2            $ 2.70          2,530,103             $0.78
                       ===========================================================   ===============================

We apply APB 25 and related interpretations in accounting for stock option plans. Had compensation cost been recognized consistent with SFAS No. 123, our consolidated net earnings and earnings per share for each fiscal year would have been as follows (in thousands except per share data):

                                                                2001           2000           1999
                                                           ---------------------------------------
Net income                          As reported              $56,458        $14,732        $23,043
                                    Pro forma                 52,976         13,448         19,449
Income per diluted share            As reported                 0.81           0.30           0.86
                                    Pro forma                   0.76           0.27           0.72

The following assumptions were used to determine the fair value of stock options granted using the Black-Scholes option-pricing model:

---------------------------------------------------------------------------------------------------------------------
                                                       2001                       2000                          1999
---------------------------------------------------------------------------------------------------------------------
Dividend yield                                           0%                         0%                            0%
---------------------------------------------------------------------------------------------------------------------
Expected volatility                                    104%                       122%                 Minimal value
---------------------------------------------------------------------------------------------------------------------
Average expected option life                        5 years                    5 years                       5 years
---------------------------------------------------------------------------------------------------------------------
Risk-free interest rate                                5.1%                       7.6%                          6.0%
---------------------------------------------------------------------------------------------------------------------

The per share weighed-average fair value of stock options issued is as follows:

----------------------------------------------------------------------------------------------------------------------
                                                       2001                       2000                          1999
----------------------------------------------------------------------------------------------------------------------
Option Price = FMV                                    11.83                       0.61                          1.82
----------------------------------------------------------------------------------------------------------------------
Option Price ** FMV                                      --                       0.57                          0.24
----------------------------------------------------------------------------------------------------------------------
Option Price * FMV                                       --                      12.59                          0.12
----------------------------------------------------------------------------------------------------------------------

* = Less than

** = more than

During fiscal year 2000, approximately 0.3 million shares were issued below fair market value. We are currently amortizing the deferred compensation charge over the four-year vesting period of these options. Amortization for fiscal year 2001 was $1.0 million and fiscal year 2000 was $0.2 million. In connection with the recapitalization in fiscal year 1999, we recorded a compensation charge of $15.1 million relating to the change in the acceleration of the vesting, cash-out and conversion of employee stock options under our previous option plans.

(16) Earnings Per Share

The calculations of earnings per share (EPS) follows (in thousands except per share amounts):

                                                                           Fiscal Years Ended
                                                                June 30,         July 1,           July 3,
                                                                 2001             2000              1999
                                                            --------------------------------------------------
Numerator:
    Income before extraordinary items                           $    56,458         $ 31,370       $    23,043
   Less: Income attributable to Class L Stock                            --               --              (530)
    Loss from extraordinary items                                        --          (16,638)               --
                                                            --------------------------------------------------
    Net income                                                  $    56,458         $ 14,732       $    22,513

Denominator:
    Common Shares                                                    64,837           39,843            20,690
    Class A Stock                                                        --               --             3,758
    Class B Stock                                                        --               --             1,364
                                                            --------------------------------------------------
    Weighted average shares used for basic income                    64,837           39,843            25,812
     per share
    Common stock options                                              4,736           10,028               465
                                                            --------------------------------------------------
    Weighted average shares outstanding used for
     diluted income per share                                        69,573           49,871            26,277

(17) Stockholders' Equity

Prior to the initial public offering, we had three classes of common stock, designated as Class A common stock, Class B common stock and Class L common stock. The Class A common stock entitled the holder of one vote per share on all matters to be voted upon by shareholders. The Class B common stock and Class L common stock were non-voting. The Class L common stock was identical to the Class A common stock and Class B common stock except that the Class L common stock was entitled preference over the Class A common stock and the Class B common stock, with respect to any distribution to holders of our capital common stock, equal to the original cost of such share ($18.00) plus an amount which accrued at a rate of 9% per annum, compounded quarterly.

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

(18) Business Segment and Geographic Information

Revenue and long-lived assets by our geographic locations are as follows:

                                                      Revenue by Geographic Location
                                  --------------------------------------------------------------------
                                                   2001                    2000                   1999
                                  --------------------------------------------------------------------
    North America                       $        61,325          $       52,990          $      46,702
    Asia-Pacific                                 68,618                  47,250                 35,228
    Europe                                        8,481                   6,250                  5,636
    Taiwan                                       49,874                  59,031                 51,497
                                  --------------------------------------------------------------------
                                        $       188,298          $      165,521          $     139,063
                                  ====================================================================

                                                            Long-Lived Assets
                                  --------------------------------------------------------------------
                                                   2001                    2000                   1999
                                  --------------------------------------------------------------------

                                  --------------------------------------------------------------------
    United States                       $         8,711          $       10,410          $       9,099
    Singapore                                     3,313                   3,508                  3,944
    Europe                                            2                      --                     --
    Elimination of Intercompany                    (811)                   (860)                  (916)
                                  --------------------------------------------------------------------
                                        $        11,215          $       13,058          $      12,127
                                  ====================================================================

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

The core segment is standard application specific products that are sold into a variety of applications. The average selling price tends to be stable, gross margins are higher than commodity products, and the volumes higher than the non-core segment. Two types of products characterize the non-core segment, data communications and custom parts. Data communications are transceivers used in network applications. Custom parts are produced for different applications using varied technologies. Each component in the custom product line is developed specifically for one customer for their specific application.

Revenue, operating profit, depreciation and amortization and capital expenditures by business segment were as follows:

                                                           Business Segment Net Revenue
                                       -------------------------------------------------------------------
                                                    2001                    2000                  1999
                                       -------------------------------------------------------------------
Core                                           $       179,082          $     148,842          $   107,710
Non - core                                               9,216                 16,679               31,353
                                       -------------------------------------------------------------------
Total Net Revenues                             $       188,298          $     165,521          $   139,063
                                       ===================================================================

                                                            Business Segment Profit (Loss)
                                       -------------------------------------------------------------------
Operating Profit:                                   2001                    2000                  1999
                                       -------------------------------------------------------------------
Core                                           $        62,244          $      45,489          $    22,783
Non - core                                               3,950                  6,363               10,674
Management fee                                              --                   (906)                  --
Special Charge                                              --                     --              (15,051)
                                       -------------------------------------------------------------------
    Total Operating Profit                     $        66,194          $      50,946          $    18,406
Reconciliation to statements of
 operations:
Gain on sale of Datacom                                     --                     --               10,734
Interest & Other Income                                  3,611                  1,200                2,178
Interest Expense                                          (219)               (16,532)              (2,955)
                                       -------------------------------------------------------------------
Net income before
     income taxes and
     extraordinary items                       $        69,586          $      35,614          $    28,363
                                       ===================================================================

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

                                                      Business Segment Depreciation/Amortization
                                       ----------------------------------------------------------------------
                                                    2001                     2000                  1999
                                       ----------------------------------------------------------------------
Core                                           $         1,578          $         2,006        $        1,595
Non - core                                                 100                      110                   326
Corporate and other                                      3,464                    2,576                 3,044
                                       ----------------------------------------------------------------------
Consolidated depreciation and
 amortization                                  $         5,142          $         4,692        $        4,965
                                       ======================================================================

                                                        Business Segment Capital Expenditures
                                       ----------------------------------------------------------------------
                                                    2001                     2000                  1999
                                       ----------------------------------------------------------------------
Core                                           $         1,282          $         2,421        $        1,029
Non - core                                                  --                       30                   279
Corporate and other                                      1,982                    1,907                 6,386
                                       ----------------------------------------------------------------------
Consolidated capital expenditures              $         3,264          $         4,358        $        7,694
                                       ======================================================================

(19) Related Party Transactions

In fiscal year 2001, we entered into an Investment and Stock Trade Agreement (the "agreement") with Maxtek, a distributor in Taiwan. We advanced $4.0 million dollars as a prepayment for acquiring 4.0 million shares, or approximately 10%, of Maxtek. Upon the completion of Maxtek's capital increase, which should be completed before November 30, 2001, we will receive our shares in Maxtek. The agreement also states that if Maxtek fails to successfully complete a public offering by December 5, 2005, we, at our sole option, have the right to demand immediate repurchase of all 4.0 million shares, at the original purchase price plus accrued annual interest (commercial rate set by the bank of China) during the said period. Maxtek is one of our distributors and represented approximately 13% of our fiscal year 2001 sales. Additionally, sales to Maxtech, a company controlled by the primary shareholder of Maxtek, were 10% of our fiscal year 2001 sales.

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

In connection with the recapitalization, we entered into an advisory agreement with each of Bain Capital and Bear Stearns pursuant to which they agreed to provide financial advisory and consulting services. In exchange for such services, Bain Capital and Bear Stearns were entitled to an aggregate annual shareholder advisory fee of $1.0 million and their out-of-pocket expenses. During fiscal year 1999, we paid Bain Capital and Bear Stearns and its affiliates fees of $3.4 million and $4.9 million, respectively. Each advisory agreement was terminated by mutual consent of the parties in connection with the initial public offering, and we used some of the proceeds of the offering to pay Bain Capital and Bear Stearns a fee of $2.0 million and $0.7 million, respectively. Each advisory agreement includes customary indemnification provisions in favor of each of Bain Capital and Bear Stearns. During fiscal year 2000, not including the fees paid in connection with the initial public offering, we paid Bain Capital and Bear Stearns $0.7 million and $0.2 million, respectively.

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

Investment funds associated with Bain Capital are also shareholders of ChipPAC, Inc., one of our production vendors. Our orders to ChipPAC totaled approximately $6.0 million for fiscal year 2001 and $3.5 million in fiscal year 2000 and were on market terms. We did not make any purchases from ChipPAC prior to fiscal year 2000.

ICST Acquisition Corp., an affiliate of Bear, Stearns & Co. Inc., one of the underwriters of our initial public offering and one of the selling shareholders in the secondary offering of common stock under a registration statement filed with the SEC in May 2001, owns 4,007,765 shares of common stock acquired in the recapitalization, as of June 30, 2001.

On May 11, 1999, certain members of our senior management team entered into deferred compensation agreements with our company. The agreement expires on May 11, 2009 upon which time we will pay the executives the entire deferred compensation amount regardless of their employment status at our Company. If a sale of our Company is consummated prior to expiration of the agreements, the executives will receive the full benefit amount at that date. Upon consummation of the May 22, 2000 initial public offering, the executives received 50% of the benefit on that date and the remaining 50% is payable next May 2001. As of June 30, 2001, all payments have been made to the executives.

On May 11, 1999, we entered into an employment agreement with Hock E. Tan, as CEO and President with a base salary of $250,000 per year. In addition to his salary, Mr. Tan is eligible to earn an annual bonus of up to 120% of his base salary based upon our Company attaining certain performance targets established annually by the board of directors.

We entered into an employment agreement with Henry Boreen on May 6, 1998 to serve as our interim CEO until September 11, 1998. Mr. Boreen's base compensation was $10,000 per month, plus a grant of 84,710 vested stock options at an exercise price at fair market price at date of grant. On September 14, 1998, we made an amendment to this agreement to extend the term to December 31, 1998. The amendment also increased Mr. Boreen's base compensation to $12,000 per month plus a grant of 50,826 stock options at an exercise price of fair value at the date of grant.

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

(20) Litigation

Cypress Semiconductor Corp. filed a suit against us in the U.S. District Court in Delaware, alleging that we have infringed on three of its patents and have induced others to infringe on them as well. Cypress seeks injunctive relief, unspecified damages and enhanced damages for willful infringement. We have denied the allegations and have filed a counterclaim seeking to invalidate the Cypress patents at issue in the lawsuit. We have filed a separate patent infringement suit against Cypress alleging that Cypress infringes upon our patent and seek injunctive relief and damages against Cypress. We intend to continue to vigorously pursue our rights and defenses in our litigation with Cypress. Although we believe that this litigation would not have a material adverse effect on our results of operations and financial condition, no assurance can be made in this regard. On August 20, 2001, Cypress initiated an investigation against us before the International Trade Commission ("ITC") on several identical issues brought forth against us in the Delaware matter, which will be stayed pending resolution of said issues before the ITC. As in the court cases above, we deny all the allegations presented to the ITC.

We filed patent infringement lawsuits, within the past year, against Winbond Electronics Corp. and Realtek Semiconductor Corp. We intend to vigorously pursue these patent infringement lawsuits to protect ICS' intellectual property and technology.

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

(21) Quarterly Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended June 30, 2001 and July 1, 2000
(in thousands, except per share data):

                                                                        Quarter Ended
                             ------------------------------------------------------------------------------------------------------
                              September 30, December 30,   March 31,    June 30,   October 2,   January 1,    April 1,    July 1,
                                  2000         2000          2001         2001       1999         2000          2000       2000
                            ------------------------------------------------------------------------------------------------------
Revenue                           $  51,351    $  56,484    $ 45,320    $ 35,143    $  37,840    $  41,058    $ 41,613    $ 45,010
Cost of sales                        19,469       21,362      17,109      14,057       15,775       17,095      16,068      17,185
Research and development              7,140        7,503       7,237       6,421        5,940        5,781       6,341       6,786
Operating income (loss)              18,566       23,260      14,481       9,887       11,376       11,187      13,039      15,344
Net income (loss)                 $  15,551    $  18,882    $ 12,995    $  9,030    $   5,454    $   6,933    $  8,109    $ (5,764)*



    * Represents an extraordinary charge of $16.6 million (net of tax) relating to (a) prepayment penalty, totaling $9.6 million (net of tax), associated with the repurchase of the aggregate outstanding principal amount of our senior subordinated notes and (b) the elimination of deferred financing costs, totaling $7.2 million (net of tax) associated with the repayment of our senior subordinated notes and senior credit facility (c) purchase of $2.0 million of our senior subordinated notes below par in September 1999, resulting in a gain of $36,000 net of income taxes (d) purchase of $5.0 million of our senior subordinated notes below par in November 1999 resulting in a gain of $134,000 net of income taxes.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following biographical information is furnished as to each person nominated for election as a director.

         Name                Age                Position
         ----                ---                --------

     Hock E. Tan             49  Chief Executive Officer, President and Director
     Justine F. Lien         39  Vice President and Chief Financial Officer
     Lewis C. Eggebrecht     57  Vice President and Chief Scientist
     Henry I. Boreen         74  Director
     David Dominik           45  Director
     Michael A. Krupka       36  Director
     Prescott Ashe           34  Director
     John Howard             49  Director
     Nam P. Suh, Ph.D.       64  Director

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

David Dominik has been a managing director of Golden Gate Capital, a private equity investment firm he co-founded, since 2000. He has also been a special limited partner of Bain Capital, Inc., a private investment firm, since 2000. From 1986 to 1990, Mr. Dominik was a general partner of Zero Stage Capital, a venture capital firm focused on early-stage companies, and Assistant to the Chairman of Genzyme Corporation, a biotechnology firm from 1984 to 1986. From 1982 to 1984, he worked as a management consultant at Bain & Company. Mr. Dominik also serves on the Board of Directors of ChipPAC, Inc., DDi Corp., SMTC Corp. and ThermaWave, Inc.

Michael A. Krupka joined Bain Capital in 1991 and has been a Managing Director since 1997. Prior to joining Bain Capital, Mr. Krupka spent several years as a management consultant at Bain & Company where he focused on technology and technology-related companies. In addition, he has served in several senior operating roles at Bain Capital portfolio companies. Mr. Krupka currently serves on the board of directors of Sealy Corporation, Mattress Discounters Corp. and US LEC Corp.

Prescott Ashe is a Managing Director and co-Founder of Golden Gate Capital. He was a principal at Bain Capital, Inc. from June 1998 until March 2000. He was an associate at Bain Capital, Inc. from 1992 until 1998. Prior to that, he was an analyst at Bain Capital, Inc. and a consultant at Bain & Company. Mr. Ashe also serves on the Board of Directors of DDi Corp. and SMTC Corporation.

John D. Howard joined Bear Stearns in March of 1997 to develop and build its Merchant Banking business. He is a Senior Managing Director of Bear Stearns and Head of Merchant Banking. Prior to joining Bear Stearns, Mr. Howard founded Gryphon Capital Partners, a private investment firm. From 1990 to 1996, he was co-Chief Executive Officer of Vestar Capital Partners, Inc., and a private investment firm specializing in management buyouts. In addition, Mr. Howard was a Senior Vice President and partner of Wesray Capital Corporation, one of the foremost private equity sponsors and a pioneer of leveraged buyouts, from 1985 to 1990. Formerly, Mr. Howard was a Vice President in the mergers and acquisitions group of Bear Stearns. Mr. Howard currently serves on the Board of Directors of Dyersburg Fabrics, Inc.

Nam P. Suh, Ph.D. is currently the Head of the Department of Mechanical Engineering and the Director of the Manufacturing Institute at the Massachusetts Institute of Technology (MIT). He has been with the MIT faculty since 1970 and during this time, he was the Founding Director of the MIT Laboratory for Manufacturing and Productivity, Founder and Director of the MIT-Industry Polymer Processing Program, head of the Mechanics and Material Division of the Mechanical Engineering department, and a member of the Engineering Council of MIT. Between 1984 and 1988, he was appointed by President Reagan as Assistant Director for Engineering of the National Science Foundation, for which he received the Foundation's Distinguished Service Award. He has authored over 230 papers, four books, and holds over forty patents. Dr. Suh holds an S.B. and M.B. from MIT, and has received a Ph.D. from Carnegie Mellon University. Dr. Suh also received three honorary doctorate degrees. Dr. Suh currently serves on the Board of Directors of Silicon Valley Group, Inc.

Item 11.  EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years ended June 30, 2001, July 1, 2000 and July 3, 1999, the compensation paid by the Company to those persons who were at any time during the last completed fiscal year, the Company's chief executive officer, and its next most highly compensated executive officers whose total annual salary and bonus was in excess of $100,000 for the last completed fiscal year.

===============================================================================================================
SUMMARY COMPENSATION TABLE
===============================================================================================================
                                                                Long Term Compensation
                                                         -----------------------------------

Annual Compensation                                                    Awards
--------------------------------------------------------------------------------------------

                                                                              Securities
   Name                                                    Restricted         Underlying          All
   and                                                        Stock            Options/          Other
 Principal                  Fiscal   Salary   Bonus          Award(s)            SARs         Compensation
 Position                    Year     ($)    ($)/(1)/          ($)                (#)           ($)/(2)/
--------------------------------------------------------------------------------------------------------------------
 Hock E. Tan (3)
 CEO, President and           2001  279,923   281,250                 -           75,000          63,483
                              ----
 Director (since May          2000  262,556   252,000                 -           84,710          57,897
                              ----
 1999)                        1999  232,565    70,560                 -        1,195,206           5,254
                              ----

 Justine F. Lien (4)
 Chief Financial Officer      2001  179,231    97,370                 -                -          26,051
                              ----
 (since May 1999)             2000  149,172   112,278                 -                -          26,855
                              ----
                              1999  103,931    39,403                 -          525,202           5,497
                              ----

 Lewis C. Eggebrecht
 Vice President and           2001  207,056   126,751                 -                -          38,588
                              ----
 Chief Scientist              2000  195,618   105,483                 -                -          37,343
                              ----
                              1999  180,560    80,490                 -          677,680           4,275
                              ----

 Dinh Bui                     2001  184,231   233,656                 -           50,000           7,792
                              ----
 Vice President               2000  182,117   161,539                 -           93,181           5,991
                              ----
                              1999   13,508   112,500                 -          203,304              51
                              ----

 Dennis VanDalsen             2001  174,615    98,943                 -                -          12,651
                              ----
 Vice President               2000  167,116    85,863                 -           50,826          10,974
                              ----
                              1999  134,768    35,141                 -          237,188           6,854
                              ----
===============================================================================================================

(1)  Includes cash bonuses for services rendered in the applicable fiscal year.
(2) Includes amounts contributed by the Company (i) under the Company's 401(k) Plan as follows: Mr. Tan - $11,936 for 2001, $6,350 for 2000 and $4,750
     for 1999; Ms. Lien - $5,617 for 2001, $6,522 for 2000 and $5,245 for 1999;
     Mr. Eggebrecht - $8,129 for 2001, $6,897 for 2000 and $3,821 for 1999; Mr.
     Bui - $7,326 for 2001 and $5,550 for 2000; Mr. VanDalsen - $8,214 for 2001,
     $6,550 for 2000 and $6,488 for 1999; (ii) for premiums for a life insurance policy as follows: Mr. Tan - $504 for 2001, $504 for 2000 and $504 for 1999; Ms. Lien - $454 for 2001, $353 for 2000 and $252 for 1999; Mr.
     Eggebrecht $489 for 2001, $476 for 2000 and $454 for 1999; Mr. Bui - $466
     for 2001, $441 for 2000 and $51 for 1999; Mr. VanDalsen - $441 for 2001,
     $428 for 2000 and $366 for 1999; (iii) for deferred compensation agreements as follows: Mr. Tan - $51,043 for 2001 and $51,043 for 2000,
     Ms. Lien - $19,980 for 2001 and $19,980 for 2000; Mr. Eggebrecht - $29,970
     for 2001 and $29,970 for 2000; Mr. VanDalsen - $3,996 for 2001 and $3,996
     for 2000.
(3) Mr. Tan was appointed Chief Executive Officer and President at the close of the recapitalization on May 11, 1999.
(4) Ms. Lien was appointed Chief Financial Officer and President at the close of the recapitalization on May 11, 1999.

The following table sets forth the option grants during the fiscal year ended June 30, 2001 for the individuals named in the Summary Compensation Table.

=================================================================================================================================
SUMMARY COMPENSATION TABLE
=================================================================================================================================

                                      Individual Grants                                                   Potential Realizable
                                                                                                            Value at Assumed
                                                                                                          Annual Rates of Stock
                                                                                                          Price Appreciation for
                                                                                                               Option Term
                                                                                                         ========================
                                           % of Total         Exercise        Grant
                                         Options Granted      Or Base          Date
                          Options        to Employees In       Price          Market      Expiration      5% ($)      10% ($)
    Name                  Granted          Fiscal Year         ($/SH)         Price          Date
---------------------------------------------------------------------------------------------------------------------------------
 Hock E. Tan              75,000               7.24%           17.0625        17.0625      08/09/10        804,789    2,039,492

 Justine F. Lien              --                 --                 --             --            --             --           --

 Lewis C.                     --                 --                 --             --            --             --           --
 Eggebrecht

 Dinh Bui                 50,000              4.83%            11.0625        11.0625      10/16/10        347,857      881,539

 Dennis                       --                 --                 --             --            --             --           --
 VanDalsen
=================================================================================================================================

The following table sets forth-aggregate option exercises during the fiscal year ended June 30, 2001 and option values for the individuals named in the Summary Compensation Table.

===================================================================================================================
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR END OPTION VALUES
-------------------------------------------------------------------------------------------------------------------

            Name              Shares Acquired      Value        Number of Securities      Value  of Unexercised
                              on Exercise (#)   Realized ($)   Underlying Unexercised    In-the-Money Options at
                                                               Options At Fiscal Year           FY-End ($)
                                                                       End(#)
                                                                                               Exercisable/
                                                                    Exercisable/              Unexercisable
                                                                   Unexercisable
-------------------------------------------------------------------------------------------------------------------
Hock E. Tan                            50,000    $  838,964            431,028/519,728         7,908,546/8,365,459

Justine F. Lien                        55,000    $  947,700            145,208/169,421         2,645,468/3,139,212

Lewis C. Eggebrecht                   100,591    $1,686,801            157,366/211,776         2,869,588/3,924,012

Dinh Bui                               22,242    $  364,718            102,705/221,538         1,878,070/3,546,542

Dennis VanDalsen                           --            --            114,358/139,772         2,111,898/2,568,695

==================================================================================================================

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

Qualified 401(k) and Profit Sharing Plan
We maintain a qualified 401(k) and profit sharing plan. Commencing in fiscal year 2000, employees are permitted to contribute up to 18% of their annual compensation. In prior years, the amount was 12% of their annual compensation. Under the plan, we make matching contributions equal to 150% of the first 1% contributed, 125% of the second 1% contributed, 100% of the third 1% contributed, 75% of the fourth 1% contributed and 50% of the next 2% contributed up to a maximum of 6% of annual compensation, subject to the IRS limits. The amounts we contributed and charged to expense were $0.8 million in fiscal year 2001, $0.6 million in fiscal year 2000 and $0.5 million in fiscal year 1999.

Deferred Compensation Arrangements
As part of the recapitalization, we entered into deferred compensation arrangements with certain members of our senior management team. The arrangements expire on May 11, 2009, at which time we will pay the executives the entire deferred compensation amount regardless of their employment status at our Company. If a sale of our Company occurs prior to the expiration of the arrangements, the executives will receive the full benefit amount at that date. As a result of the initial public offering, the executives received 50% of the benefit under these arrangements in June 2000, and the remaining 50% was paid on the first anniversary of the offering in May 2001.

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

Employee Stock Purchase Plan. The 2000 Employee Stock Purchase Plan, or the "Stock Purchase Plan," was adopted by our board of directors and our shareholders prior to the completion of the initial public offering. The Stock Purchase Plan enables the employees desiring to do so a convenient means of purchasing shares of common stock through payroll deductions or lump sum cash payments. The Stock Purchase Plan provides an incentive to participate by permitting purchases at a discounted price. We believe that ownership of stock by employees will foster greater employee interest in the success, growth and development of our Company. This plan was implemented in the first quarter of fiscal year 2001.

Board Committees

Our Board of Directors has two committees: an Audit Committee and a Compensation Committee.

Our Audit Committee, which is required to consist of a majority of directors not otherwise affiliated with the Company, consists of Messrs. Boreen, and Howard and Dr. Suh. The Audit Committee reports to the Board of Directors regarding the appointment of our independent public accountants, the scope and results of our annual audits, compliance with our accounting and financial policies and management's procedures and policies relative to the adequacy of our internal accounting controls.

Our Compensation Committee reviews and makes recommendations to the Board of Directors regarding our compensation policies and all forms of compensation to be provided to our executive officers. In addition, the Compensation Committee reviews bonus and stock compensation arrangements for all of our other employees. The Compensation Committee, which is required to consist of at least two non-employee directors, consists of Messrs. Howard and Krupka.

We have authorized seven directors. In accordance with the terms of our Amended and Restated Certificate of Incorporation, the terms of office of our Board of Directors are divided into three classes: Class I, whose term will expire at the annual meeting of shareholders to be held in October 2001, Class II, whose term will expire at the annual meeting of shareholders to be held in 2002, and Class III, whose term will expire at the annual meeting of shareholders to be held in 2003. The Class I directors are Messrs. Boreen, Ashe and Dominik, the Class II directors are Messrs. Krupka and Howard, and the Class III directors are Mr. Tan and Dr. Suh.

At each annual meeting of shareholders, the successors to directors whose term will then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The classification of our Board of Directors may have the effect of delaying or preventing changes in control or management of us.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the approximate beneficial ownership of: (i) each class of its equity securities by each person who is known by the Company to own more than 5% of the Company's outstanding voting securities and (ii) each class of its equity securities by each of its directors and executive officers and all of the directors and executive officers as a group, in each case as of August 13, 2001. Unless otherwise noted, to its knowledge, each of the following shareholders has sole voting and investment power as to the shares shown:

                                                             Shares Beneficially owned
                                                             -------------------------
            Name and Address                      Number of Shares              Percentage of Class
            ----------------             --------------------------------------------------------------
Principal Shareholders:

Bain Capital Funds (1)                                          14,773,293                         22.3%
   c/o Bain Capital, Inc.
   Two Copley Place
   Boston, Massachusetts 02116
Bear, Stearns & Co. Inc.                                         4,007,765                          6.1%
   245 Park Avenue
   New York, New York 10167
Intel Corporation                                                    4,748                            *
   2200 Mission College Boulevard
   Santa Clara, CA 95052

Directors and Executive Officers:

Hock E. Tan (2)                                                    966,211                          1.5%
Justine F. Lien (3)                                                272,689                            *
Lewis C. Eggebrecht (4)                                            336,087                            *
David Dominik (5)                                                3,909,650                          5.9%
Michael A. Krupka (5)                                            3,909,650                          5.9%
Prescott Ashe (6)                                                3,909,650                          5.9%
John Howard (7)                                                  4,007,765                          6.1%
Directors and Executive Officers
    as a group (7 persons)                                       9,492,402                         14.4%

  * Represents less than 1%.
1) Includes shares of common stock owned by Bain Capital Fund VI, L.P. ("Fund VI"), BCIP Associates II ("BCIP II" ), BCIP Trust Associates II ("BCIP
    Trust II"), BCIP Associates II-B ("BCIP II-B"), BCIP Trust Associates II-B ("BCIP Trust II-B"), BCIP Associates II-C ("BCIP II-C" and, collectively with BCIP II, BCIP Trust II, BCIP Trust II-B and BCIP II-B, the "BCIPs"), and PEP Investment PTY Ltd. ("PEP"). The BCIPs, PEP and Fund
    VI are collectively referred to as the "Bain Capital Funds."
2)  Includes 449,778 shares of common stock issuable upon exercise of options.
3)  Includes 120,208 shares of common stock issuable upon exercise of options.
4)  Includes 107,366 shares of common stock issuable upon exercise of options.
5) Mr. Krupka is a Managing Director of Bain Capital, Inc., which is the managing general partner of each of the BCIPs and has voting and investment power with respect to the shares owned by PEP. In addition, (i) Messrs. Krupka and Dominik (or affiliated entities) are general partners of BCIP Trust II, BCIP Trust II-B, BCIP II and/or BCIP II-B, and (ii) Bain Investors VI is a general partner of BCIP II-C. Accordingly, each of Mr. Krupka and Mr. Dominik may be deemed to beneficially own some or all of the shares owned by the Bain Capital Funds. Each of Mr. Krupka and Mr. Dominik disclaims beneficial ownership of any such shares.
6) Mr. Ashe (or an affiliated entity) is a principal of Bain Capital, Inc. and is a general partner of BCIP Trust II, BCIP Trust II-B, BCIP II and/or BCIP II-B. Accordingly, Mr. Ashe may be deemed to beneficially own some or all of the shares owned by BCIP II, BCIP II-B, BCIP Trust and BCIP Trust II-B. Mr. Ashe disclaims beneficial ownership of any shares.
7) Mr. Howard is a Senior Managing Director of Bear, Stearns & Co. Inc. Accordingly, Mr. Howard may be deemed to beneficially own some or all of the shares owned by The Bear Stearns Companies Inc. Mr. Howard disclaims beneficial ownership of any such shares.

Item 13.  CERTAIN RELATIONSHIPS RELATED TRANSACTIONS

Loans to Executive Officers
On May 11, 1999, certain members of the management team entered into stock purchase agreements. In exchange for the purchase of Class A common shares and Class L common shares, the executives delivered to us a promissory note. The notes accrue interest at 8% per annum and mature on May 11, 2006. The executives may prepay the notes at any time, in full or increments of $1,000. If the executives receive a bonus from us, the executives have the obligation to prepay their notes in an amount equal to 50% of the amount of such bonus, net of the amount of any customary withholding taxes and such amount paid to us. The total amount outstanding as of June 30, 2001 was $0.2 million, all of which was owed by Mr. Tan.

Orders Placed with Affiliate of Major Shareholders
Investment funds associated with Bain Capital are also shareholders of ChipPAC, Inc., one of our production vendors. Our orders to ChipPAC totaled approximately $6.0 million for fiscal year 2001 and $3.5 million in fiscal year 2000 and were on market terms. We did not make any purchases from ChipPAC prior to fiscal year 2000.

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

     (2)  Consolidated Financial Statement Schedule

          Schedule II - Valuation and Qualifying Accounts

     (3)  Exhibits

          The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this report

(b)  Reports on Form 8-K

We did not file any Current Reports on Form 8-K during the fourth quarter of fiscal year 2001.

                                  SCHEDULE II

                        INTEGRATED CIRCUIT SYSTEMS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS


            Years ended June 30, 2001, July 1, 2000 and July 3, 1999
                                 (in thousands)

                                                Balance at         Additions Charged
                                               Beginning of           to Costs and                              Balance at
Description                                       Period                Expenses            Deductions*       End of Period
------------------------------------------------------------------------------------------------------------------------------
Year ended June 30, 2001:
Valuation reserves:
      Doubtful Accounts                              $  688                   $1,238             $  142              $1,784
      Returns and Allowances                          1,004                      171                 --               1,175
      Inventory                                       3,522                       72                 --               3,594
      Deferred tax valuation                          5,071                    1,351                 --               6,422

Year ended July 1, 2000:
   Valuation reserves:
      Doubtful Accounts                              $1,000                   $   --             $  312              $  688
      Returns and Allowances                          1,150                       --                146               1,004
      Inventory                                       5,140                       --              1,618               3,522
      Deferred tax valuation                          2,717                    2,354                 --               5,071

Year ended July 3, 1999:
   Valuation reserves:
      Doubtful Accounts                              $  627                   $  489             $  116              $1,000
      Returns and Allowances                          1,166                       --                 16               1,150
      Inventory                                       3,360                    2,380                600               5,140
      Deferred tax valuation                          3,145                       --                428               2,717

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

*3.2 Amended and Restated By-laws of the Company (Exhibit 3.2 to the 2000 Form S-1).

*10.1 Integrated Circuit Systems, Inc. 1999 Stock Option Plan (Exhibit 10.4 to the Registrant's Form S-4, registration number 333-88607 [the "1999 Form S-4"]).

*10.2 Lease, dated as of January 29, 1999 between BET Investments IV and the Company (Exhibit 10.6 to the 1999 Form S-4).

+*10.3 Executive Stock and Option Agreements, dated May 11, 1999, among the Company, Lewis C. Eggebrecht and Hock E. Tan (Exhibit 10.9 to the 1999 Form S-4).

+*10.4 Deferred Compensation Agreements, dated May 11, 1999, among the Company, Lewis C. Eggebrecht and Hock E. Tan (Exhibit 10.10 to the 1999 Form S-4).

*10.5 Employment, Confidential Information and Invention Assignment Agreement between the Company and Hock E. Tan (Exhibit 10.12 to the 1999 Form S-4).

*10.6 Consultant Stock Agreement, dated as of May 11, 1999, among the Company and Henry I. Boreen (Exhibit 10.13 to the 1999 Form S-4).

*10.7 Registration Agreement, dated as of May 11, 1999, among the Company, Bain Capital Fund VI, L.P., BCIP Trust Associates II, BCIP Trust Associates II-B, BCIP Associates II, BCIP Associates II-B, BCIP Associates II-C, PEP Investments PTY Ltd., Randolph Street Partners II, Randolph Street Partners 1998 DIF, L.L.C., ICST Acquisition Corp., Hock E. Tan, Lewis C. Eggebrecht and Integrated Circuit Systems Equity Investors, L.L.C (the "Registration Rights Agreement") (Exhibit 10.14 to the 1999 Form S-4).

*10.8 Amendment No. 1 to the Registration Rights Agreement, dated December 29, 1999 (Exhibit 10.17 to the 2000 Form S-1).

*10.9 Executive Stock Purchase Agreement, dated as of May 11, 1999, between the Company and Hock E. Tan (Exhibit 10.15 to the 1999 Form S-4).

*10.10 Promissory Note, dated as of May 11, 1999, executed by Hock E. Tan (Exhibit 10.16 to the 1999 Form S-4).

*10.11 Pledge Agreement, dated as of May 11, 1999, between the Company and Hock E. Tan (Exhibit 10.17 to the 1999 Form S-4).

+*10.12 Employment Agreement, dated as of May 11, 1999, between the Company and Hock E. Tan (Exhibit 10.19 to the 1999 Form S-4).

*10.13 Non-Compete Agreement, dated as of May 11, 1999, between the Company and Hock E. Tan (Exhibit 10.20 to the 1999 Form S-4).

*10.14 Lease Agreement, dated June 13, 1988, between VLSI Design Associates and The Sobrato Group (Exhibit 10.27 to the Registrant's registration statement, No. 33-54142, on S-4, filed November 3, 1992).

*10.15 Lease between Turtle Beach Systems, Inc. and Winship Land Associates III, dated May 28, 1993 (Exhibit 10.27 to the Registrant's 1993 Annual Report on Form 10-K [the "1993 Form 10-K"]).

*10.16 First Amendment to lease, dated as of May 13, 1993, between the registrant and The Sobrato Group (Exhibit 10.28 to the 1993 Form 10-
          K).

*10.17 Wafer purchase contract, dated as of October 12, 1994, between the Company and American Microsystems, Inc. (Exhibit 10 to the Registrant's Form 10-Q for the quarter ended September 30, 1994).

*10.18 Agreement, dated as of November 21, 1994, between the Company and Edward H. Arnold (Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended December 30, 1995).

*10.19 Wafer purchase contract, dated as of November 8, 1995, between the Company and Chartered Semiconductor Manufacturing PTE. Ltd. (Exhibits 10(a) and 10(b) to the Registrant's Form 10-Q for the quarter ended December 30, 1995).

+*10.20   2000 Long Term Equity Incentive Plan (Exhibit 10.32 to the 2000 Form
          S-1).

*10.21 Series A Cumulative Convertible Preferred Stock Purchase Agreement by the Registrant and Intel Corporation, dated December 23, 1999 (Exhibit
          10.33 to 2000 Form S-1).

*10.22    Employee Stock Purchase Plan (Exhibit 10.34 to the 2000 Form S-1).

*10.23 Revolving Credit Loan Agreement, dated as of June 23, 2000, among the Company, ICST, Inc., ICS Technologies, Inc., Integrated Circuit Systems PTE, Ltd. and First Union National Bank (Exhibit 10.4 to the Registrant's Form 10-Q for the quarter ended December 30, 2000).

*10.24 Indemnification Agreement dated May 22, 2000 between Integrated Circuit Systems, Inc. and Justine F. Lien (pursuant to instruction 2 to Item 601 of Regulation S-K, the Indemnification Agreements, which are substantially identical in all material respects except as to the parties thereto, between the Company and the following individuals, are not being filed: Hock E. Tan, Lewis C. Eggebrecht, Henry I. Boreen, Michael A. Krupka, David Dominik, Prescott Ashe and John Howard) (Exhibit 10.31 to the Registrant's Form 10-Q for the quarter ended December 30, 2000).

*21.1     Subsidiaries of the Registrant (Exhibit 21.1 to the 2000 Form S-1).

23.1      Consent of PricewaterhouseCoopers LLP.

23.2      Consent of KPMG LLP.


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


                                  INTEGRATED CIRCUIT SYSTEMS, INC.
Date:  September 10, 2001  By:     /s/HOCK E. TAN
                                   ----------------------------------------
                                  Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                  INTEGRATED CIRCUIT SYSTEMS, INC.

Date: September 10, 2001     By:      /s/ HOCK E. TAN
                                      ------------------------------------
                                  Hock E. Tan, Chief Executive Officer, Director

Date: September 10, 2001     By:      /s/ JUSTINE F. LIEN
                                      ------------------------------------
                                  Vice President, Chief Financial & Accounting
                                  Officer

Date: September 10, 2001     By:      /s/ HENRY I. BOREEN
                                      ------------------------------------
                                  Henry I. Boreen, Director

Date: September 10, 2001     By:      /s/ DAVID DOMINIK
                                      ------------------------------------
                                  David Dominik, Director

Date: September 10, 2001     By:      /s/ MICHAEL A. KRUPKA
                                      ------------------------------------
                                  Michael A. Krupka, Director

Date: September 10, 2001     By:      /s/ PRESCOTT ASHE
                                      ------------------------------------
                                  Prescott Ashe, Director

Date: September 10, 2001     By:      /s/ JOHN HOWARD
                                      ------------------------------------
                                  John Howard, Director

Date: September 10, 2001     By:      /s/ NAM P. SUH
                                      ------------------------------------
                                  NAM P. SUH, Director