Form 10-Q
period 2001-09-29
INTEGRATED CIRCUIT SYSTEMS INC
filed 2001-11-13
CIK 874689

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    Form 10-Q

                               ------------------

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----   EXCHANGE ACT OF 1934

For the Quarter ended September 29, 2001

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----   EXCHANGE ACT OF 1934

For the transition period from                to                .
                               --------------     -------------

                         Commission File Number: 0-19299


                        --------------------------------


                        Integrated Circuit Systems, Inc.
             (Exact name of registrant as specified in its charter)


             Pennsylvania                                23-2000174
     --------------------------------                -------------------
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

                              Yes   X     No
                                   ---       ---
As of November 9, 2001, there were 66,107,329 shares of Common Stock; $0.01 par value, outstanding.

================================================================================

                        INTEGRATED CIRCUIT SYSTEMS, INC.

                                      INDEX


                                                                                                          Page
                                                                                                         Number
                                                                                                         ------
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets:
         September 29, 2001 (Unaudited) and June 30, 2001                                                   3

         Consolidated Statements of Operations (Unaudited):
         Three Months Ended September 29, 2001 and September 30, 2000                                       4

         Consolidated Statements of Cash Flows (Unaudited):
         Three Months Ended September 29, 2001 and September 30, 2000                                       5

         Notes to Consolidated Financial Statements                                                         6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                                9

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                                                                       12

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                                   13

Item  1.    Consolidated Financial Statements

                INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                       September 29,              June 30,
                                                                           2001                    2001
                                                                   --------------------     ------------------
                                                                       (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                             $ 77,798              $ 91,400
   Marketable securities                                                   26,228                 3,000
   Accounts receivable, net                                                31,800                27,359
   Inventory, net                                                          11,578                10,097
   Deferred income taxes                                                    3,810                 4,053
   Prepaid income taxes                                                     1,625                    --
   Prepaid assets                                                           5,143                 5,411
   Other current assets                                                       940                   596
                                                                         --------              --------
      Total current assets                                                158,922               141,916
                                                                         --------              --------
Property and equipment, net                                                10,547                11,215
Other assets                                                                  970                   986
                                                                         --------              --------
      Total assets                                                       $170,439              $154,117
                                                                         ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term obligations                              $    412              $    429
   Accounts payable                                                        17,116                 8,579
   Accrued expenses and other current liabilities                           3,373                 3,566
   Income taxes payable                                                        --                 1,306
                                                                         --------              --------
      Total current liabilities                                            20,901                13,880
                                                                         --------              --------

Long-term debt, less current portion                                          175                   280
Other liabilities                                                           1,048                   904
                                                                         --------              --------
      Total liabilities                                                    22,124                15,064
                                                                         --------              --------

Shareholders' equity:
  Common stock, $0.01 par, authorized 300,000;
  Issued and outstanding 66,733 and 66,128 shares as of
  September 29, 2001 and June 30, 2001, respectively.                         667                   661
  Additional paid in capital                                              216,100               211,524
  Accumulated deficit                                                     (61,364)              (70,229)
  Deferred compensation                                                    (2,437)               (2,722)
  Notes receivable                                                           (185)                 (181)
  Treasury stock, at cost, 375 shares                                      (4,681)                   --
  Other comprehensive income                                                  215                    --
                                                                         --------              --------
      Total shareholders' equity                                          148,315               139,053
                                                                         --------              --------
      Total liabilities and shareholders' equity                         $170,439              $154,117
                                                                         ========              ========

         See accompanying notes to consolidated financial statements.

                INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                 (In thousands)
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                             ----------------------------------
                                                                             September 29,         September 30,
                                                                                  2001                  2000
                                                                             --------------        --------------
Revenues:                                                                        $35,707              $51,351

Cost and expenses:
   Cost of sales                                                                  15,146               19,469
   Research and development                                                        6,648                7,140
   Selling, general and administrative                                             4,448                6,117
   Goodwill amortization                                                              --                   59
                                                                                 -------              -------
      Operating income                                                             9,465               18,566
                                                                                 -------              -------

Interest and other income                                                            925                  601
Interest expense                                                                     (22)                (153)
                                                                                 -------              -------
      Income before income taxes                                                  10,368               19,014
Income taxes                                                                       1,503                3,463
                                                                                 -------              -------
Net income                                                                       $ 8,865              $15,551
                                                                                 =======              =======
Basic income per share:
    Net income                                                                   $  0.13              $  0.24

Diluted income per share:
    Net income                                                                   $   0.13             $  0.22

Weighted average share outstanding - basic                                         66,428              64,375
Weighted average share outstanding - diluted                                       70,019              69,428

         See accompanying notes to consolidated financial statements.

                INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                                Three Months Ended
                                                                                        --------------------------------------
                                                                                        September 29,             September 30,
                                                                                            2001                       2000
                                                                                        --------------            --------------
Cash flows from operating activities:
   Net income                                                                                $  8,865                  $ 15,551
     Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                                             1,273                     1,286
      Amortization of bond premiums                                                                 3                       (3)
      Deferred financing charge                                                                     3                         3
      Amortization of deferred compensation                                                       246                       286
      (Gain) loss on sale of assets                                                               (28)                      (29)
      Tax benefit of stock options                                                              3,946                     2,586
      Deferred income taxes                                                                       414                      (543)
   Changes in assets and liabilities:
      Accounts receivable                                                                      (4,442)                     (857)
      Inventory                                                                                (1,480)                     (172)
      Other assets, net                                                                          (146)                      748
      Accounts payable, accrued expenses and other current liabilities                          8,342                       305
      Accrued interest expense                                                                     --                       (14)
      Income taxes                                                                             (2,932)                    4,986
                                                                                             --------                  --------

         Net cash provided by operating activities                                             14,064                    24,133
                                                                                             --------                  --------

Cash flows from investing activities:
   Purchase of marketable securities                                                          (23,019)                       --
   Capital expenditures                                                                          (621)                   (1,182)
   Other                                                                                          101                       347
                                                                                             --------                  --------

         Net cash used in investing activities                                                (23,539)                     (835)
                                                                                             --------                  --------

Cash flows from financing activities:
   Net repayments under line of credit agreement                                                   --                   (10,000)
   Exercise of stock options                                                                      531                       190
   Shares purchased through stock purchase plan                                                   144                       155
   Initial public offering expenses                                                                --                     (194)
   Purchase of treasury stock                                                                  (4,681)                       --
   Repayments of long-term debt                                                                  (121)                     (139)
                                                                                             --------                  --------
         Net cash used in financing activities                                                 (4,127)                   (9,988)
                                                                                             --------                  --------

Net (decrease) increase in cash and cash equivalents                                          (13,602)                   13,310
Cash and cash equivalents:
   Beginning of period                                                                         91,400                    28,940
                                                                                             --------                  --------
   End of period                                                                             $ 77,798                  $ 42,250
                                                                                             ========                  ========

See accompanying notes to consolidated financial statements.

                INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIE
                   Notes to Consolidated Financial Statements

(1)  INTERIM ACCOUNTING POLICY
The accompanying financial statements have not been audited. In the opinion of our management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly our financial position at September 29, 2001 and results of operations and cash flows for the interim periods presented. Certain items have been reclassified to conform to current period presentation.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended June 30, 2001. Results of operations for the three months ended September 29, 2001 are not necessarily indicative of results to be expected for the full year.

(2)  CONSOLIDATION POLICY
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated.

(3) ACCOUNTING FOR GOODWILL
Our adoption of Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Intangible Assets" eliminates the amortization of goodwill in our current quarter. Our goodwill amortization expense in the first quarter of fiscal year 2001 totaled $59,000 pretax. Had we continued to amortize goodwill, our amortization expense in the first quarter of fiscal year 2002 would have been $59,000 pretax. This transition had no impact on diluted EPS in either quarter.

(4) INVENTORY
Inventory is valued at the lower of cost or market. Cost is determined by the first in, first out (FIFO) method. The components of inventories are as follows (in thousands):

                              September 29, 2001          June 30, 2001
                              ------------------          -------------
Work-in-process                        $   6,521              $   6,513
Finished parts                             8,334                  7,178
Less:  Obsolescence reserve               (3,277)                (3,594)
                                       ---------              ---------
                                       $  11,578              $  10,097
                                       =========              =========

(5) DEBT
In June 2000, we obtained a $30.0 million revolving credit facility with a commercial bank. The facility expires in June 2002, with an option to extend the facility for additional period and is subject to certain covenants, including maintenance of certain financial ratios. As of September 29, 2001, we had no outstanding balances under this agreement, and we were in compliance with the revolving credit facility covenants.

(6) CAPITAL STOCK
In September, we announced a repurchase program, which authorized the purchase, from time to time, of 2.0 million shares of our common stock on the market. As of September 29, 2001, we had purchased 375,000 shares for $4.7 million.

(7) NEW ACCOUNTING PRONOUNCEMENTS
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations", which supersedes Accounting Principles Board Opinion No. 16

("APB No. 16"), "Business Combinations". The most significant changes made by SFAS No. 141 is the requirement of the usage of the purchase method of accounting for all business combinations initiated after June 30, 2001 and established specific criteria for the recognition of intangible assets separately from goodwill.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which supercedes APB No. 17, "Intangible Assets". SFAS No. 142 provides guidance on accounting for goodwill and other intangible assets subsequent to acquisition. These provisions are effective for fiscal years beginning after December 15, 2001. We adopted this statement during the first quarter of fiscal year 2002.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies". SFAS No. 143 provides guidance on accounting for the retirement of tangible long-lived assets and the associated asset retirement costs. These provisions are effective for fiscal year beginning after June 15, 2002. We do not believe that adoption of this statement will have a material impact on our operating results.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 established a single accounting model for the disposition of long-lived assets by sale. These provisions are effective for fiscal years beginning after December 15, 2001. We do not believe that adoption of this statement will have a material impact on our operating results.

(8) NET INCOME PER SHARE
Basic net income per share is based on the weighted-average number of common shares outstanding excluding contingently issuable or returnable shares that contingently convert into Common Stock upon certain events. Diluted net income per share is based on the weighted average number of common shares outstanding and diluted potential common shares outstanding.

The following table set forth the computation of net income (numerator) and shares (denominator) for earnings per share:

                                                                                 Three Months Ended
                                                                           September 29,        September 30,
                                                                               2001                  2000
                                                                           -------------         -------------
Numerator (in thousands):
 Net income                                                                    $ 8,865             $15,551
                                                                               -------             -------

 Denominator (in thousands):
 Weighted average shares outstanding used for basic
    income per share                                                            66,428              64,375
 Common stock options                                                            3,591               5,053
                                                                               -------             -------
 Weighted average shares outstanding used for diluted
    income per share                                                            70,019              69,428
                                                                               =======             =======

(9)  INCOME TAXES
Our effective income tax rate was 14.5% for the first quarter of fiscal year 2002 as compared to 18.2% in the prior year period. The effective tax rate for fiscal years 2002 and 2001 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income for five years. We do not currently calculate deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be a $27.7 million liability as of September 29, 2001.

(10) COMPREHENSIVE INCOME
Total comprehensive income represents net income plus the results of certain equity changes not reflected in the condensed consolidated and combined statements of operations. The after-tax components of accumulated other comprehensive income are shown below.

                                                                              Three Months Ended
                                                                       September 29,        September 30,
                                                                           2001                  2000
                                                                       -------------        --------------

 Net income                                                                 $ 8,865             $15,551
                                                                            -------             -------

 Other comprehensive income:
   Unrealized Gain on Investments                                               215                  --
                                                                            -------             -------
 Total comprehensive income                                                 $ 9,080             $15,551
                                                                            =======             =======

(11) LEGAL PROCEEDINGS
From time to time, various inquiries, potential claims and charges and litigation are made, asserted or commenced by or against us, principally arising from or related to contractual relations and possible patent infringement. We believe that any of these claims currently pending, individually and in the aggregate, have been adequately reserved and will not have any material adverse effect on our consolidated financial position or results of operations, although no assurance can be made in this regard.

Cypress Semiconductor Corporation, ("Cypress"), and International Microcircuits Inc. filed a suit against us in the U.S. District Court in Delaware, alleging that we infringed on three patents and induced others to infringe on them as well. Plaintiffs seek injunctive relief, unspecified damages and enhanced damages for willful infringement. We denied the allegations and filed a counterclaim seeking to invalidate the patents. We filed a patent infringement lawsuit in the U.S. District Court, Northern District of California against Cypress, alleging that Cypress infringes upon one of our patents, and we seek injunctive relief and damages against Cypress. Cypress denied the allegations and filed a counterclaim seeking to invalidate our patent. On July 20, 2001, Cypress filed a complaint with the U.S. International Trade Commission, ("ITC"), to commence an investigation of us for patent infringement. . We denied the allegations of Cypress in the ITC complaint. Litigation in the Delaware lawsuit about a patent that is subject of Cypress' ITC complaint is stayed, until the ITC's determination under the Cypress complaint becomes final. On November 5, 2001, we filed a complaint with the ITC to commence an investigation of Cypress for patent infringement. We will continue to vigorously pursue our rights and defenses in all litigation with Cypress. Although we believe that all the litigation would not have a material adverse effect on our results of operations and financial condition, no assurance can be made in this regard.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements

Except for the historical statements and discussions contained herein, statements contained in this Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, such as when we describe what we believe, expect or anticipate will occur, and other similar statements. You must remember that our expectations may not be correct. While we believe these expectations and projections are reasonable, such forward-looking statements are inherently subject to risks, uncertainties and assumptions about us, including, among other things:

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to revenue of certain cost, expense and income items. The table and the subsequent discussion should be read in conjunction with the financial statements and the notes thereto:

                                                                                      Three Months Ended
                                                                             September 29,          September 30,
                                                                                  2001                   2000
                                                                           -------------------     -----------------
Revenues                                                                         100.0%                100.0%

Gross Margin                                                                      57.6                  62.1

   Research and development                                                       18.6                  13.9
   Selling, general and administrative                                            12.5                  11.9
   Goodwill amortization                                                            --                   0.1
                                                                                 -----                 -----
Operating income                                                                  26.5                  36.2
                                                                                 -----                 -----

Interest and other income                                                          2.6                   1.2
Interest expense                                                                  (0.1)                 (0.3)
                                                                                 -----                 -----
      Income before income taxes and extraordinary gain                           29.0                  37.1
Income taxes                                                                       4.2                   6.8
                                                                                 -----                 -----
      Net income                                                                  24.8%                 30.3%
                                                                                 =====                 =====

FIRST QUARTER FISCAL YEAR 2002 AS COMPARED TO FIRST QUARTER FISCAL YEAR 2001

Revenue. Revenue decreased by $15.7 million to $35.7 million for the first quarter ended September 29, 2001 as compared to the prior year quarter. The 31% decrease is primarily due to macroeconomic factors, which affected overall revenue. The average selling price declined 21.1%, while the volume decreased 11.9%.

Foreign revenue (which includes shipments of integrated circuits ("ICs") to foreign companies as well as offshore subsidiaries of US multinational companies) was 78.2% of total revenue for the first quarter of fiscal year 2002 as compared to 72.2% of total revenue in the prior year quarter. This increase is attributable to strong demand in the Asian PC market for the first quarter of fiscal year 2002. While the percentage increase reflected growing sales to the Pacific Rim markets, certain of our international sales were to customers in the Pacific Rim, which in turn sold some of their products to North America, Europe and other non-Asian markets. Our sales are denominated in U.S. dollars and minimize foreign currency risk.

Gross Margin. Cost of sales decreased $4.4 million to $15.1 million for the quarter ended September 29, 2001, as compared to the prior year quarter. Cost of sales as a percentage of total revenue was 42.4% for the first quarter of fiscal year 2002 as compared to 37.9% in the prior year quarter. The overall decrease in margin is due to product mix.

Research and Development Expense. Research and development ("R&D") expense decreased $0.5 million to $6.6 million for the first quarter of fiscal year 2002 from $7.1 million in the prior year quarter. As a percentage of revenue, research and development increased to 18.6% in the first quarter of fiscal year 2002 as compared to 13.9% in the prior year period. Our continued emphasis on R&D includes greater spending in research and development for our silicon timing business. The decreased expense represented a greater percentage of revenue due to the significant decrease in sales during the first quarter of fiscal year 2002.

Selling, General, Administrative and Other. Selling, general, administrative and other expense decreased $1.7 million to $4.4 million for the first quarter of fiscal year 2002 as compared to the prior year period. We continued to benefit from operating expense control measures. As a percentage of total revenue, selling, general and administrative expenses increased to 12.5% in the first quarter of fiscal year 2002 as compared to 11.9% in the prior year period. The increase as a percentage of revenue is the result of lower revenues.

Operating Income. In dollar terms, operating income was $9.5 million in the first quarter of fiscal year 2002 compared to $18.6 million in the first quarter of fiscal year 2001. Expressed as a percentage of revenue, operating income was 26.5% and 36.2% in the first quarter of fiscal year 2002 and the prior year period, respectively.

Interest Expense. Interest expense was $22,000 in the first quarter of fiscal year 2002 and $0.2 million in the first quarter of fiscal year 2001.

Interest and Other Income. Interest and other income was $0.9 million for the quarter ended September 29, 2001 and $0.6 million in the prior year quarter. An increase in cash flows from operations has contributed to a greater cash balance available for investing.

Income Tax Expense. Our effective income tax rate was 14.5% for the first quarter of fiscal year 2002 as compared to 18.2% in the prior year period. The effective tax rate for fiscal years 2002 and 2001 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income for five years. The decrease in overall tax rate was directly attributable to increased revenue and income in our Singapore operations relative to our domestic operations. We do not currently calculate deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be a $27.7 million liability as of September 29, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 29, 2001, our principal sources of liquidity included cash and investments of $104.0 million as compared to the June 30, 2001 balance of $94.4 million. Net cash provided by operating activities was $14.1 million in the first quarter of fiscal year 2002, as compared to $24.1 million in the prior year quarter. This decrease is primarily attributable to the decrease in income, and the increase in accounts receivable and income tax, partially offset by an increase in accounts payable. Our days sales outstanding increased from 71 days as of the fourth quarter of fiscal year 2001 to 81 days in the first quarter of fiscal year 2002, while inventory turns increased from 5.2 times in fiscal year 2001 to 5.6 times in the first quarter of fiscal year 2002.

Purchases for property and equipment were $0.6 million in the first quarter of fiscal year 2002 as compared to $1.2 million in the prior year quarter.

In September, we announced a repurchase program, which authorized the purchase, from time to time, of 2.0 million shares of our common stock on the market. As of September 29, 2001, we had purchased 375,000 shares for $4.7 million.

In June 2000, we secured a $30.0 million revolving credit facility with a commercial bank. The facility expires in June 2002, with an option, at the bank's sole discretion, to extend the facility for additional period and is subject to certain covenants, including maintenance of certain financial ratios. In the first quarter of fiscal year 2002, we had no outstanding balances under this agreement. As of September 29, 2001, we were in compliance with the revolving credit facility covenants.

We believe that the funds on hand together with funds expected to be generated from our operations as well as borrowings under our bank revolving credit facility will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Thereafter, we may need to raise additional funds in future periods to fund our operations and potential acquisitions if any. We may also consider conducting future equity or debt financings if we perceive an opportunity to access the capital markets on a favorable basis, within the next twelve months or thereafter. Any such additional financing, if needed, might not be available on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and results of operations. If additional funds were raised through the issuance of equity securities or convertible debt securities, the percentage of ownership of our shareholders would be reduced. Furthermore, such equity securities or convertible debt securities might have rights, preferences or privileges senior to our common stock.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations", which supersedes Accounting Principles Board Opinion No. 16 ("APB No. 16"), "Business Combinations". The most significant changes made by SFAS No. 141 is the requirement of the usage of the purchase method of accounting for all business combinations initiated after June 30, 2001 and established specific criteria for the recognition of intangible assets separately from goodwill.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which supercedes APB No. 17, "Intangible Assets". SFAS No. 142 provides guidance on accounting for goodwill and other intangible assets subsequent to acquisition. These provisions are effective for fiscal years beginning after December 15, 2001. We adopted this statement during the first quarter of fiscal year 2002.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies". SFAS No. 143 provides guidance on accounting for the retirement of tangible long-lived assets and the associated asset retirement costs. These provisions are effective for fiscal year beginning after June 15, 2002. We do not believe that adoption of this statement will have a material impact on our operating results.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 established a single accounting model for the disposition of long-lived assets by sale. These provisions are effective for fiscal years beginning after December 15, 2001. We do not believe that adoption of this statement will have a material impact on our operating results.

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

Interest Rate Risk
As of September 29, 2001 we did not have obligations under the bank credit and, therefore, we currently do not engage in interest rate hedging activities.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Reports on Form 8-K:

         A report on Form 8-K, dated September 19, 2001, was filed to report the announcement of a stock repurchase program. The repurchase program authorizes the purchase, from time to time, of 2,000,000 shares of the Company's common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             INTEGRATED CIRCUIT SYSTEMS, INC.



Date: November 13, 2001      By: /s/ Hock E. Tan
                                 -----------------------------------------------
                              Hock E. Tan
                              President and Chief Executive Officer

Date: November 13, 2001      By: /s/ Justine F. Lien
                                 -----------------------------------------------
                             Justine F. Lien
                             Vice President, Finance and Chief Financial Officer
                             (Principal financial & accounting officer)