Form 10-Q
period 2001-12-29
INTEGRATED CIRCUIT SYSTEMS INC
filed 2002-02-12
CIK 874689

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

For the Quarter ended December 29, 2001

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

                              Yes  X    No_____
                                 -----

As of February 7, 2002, there were 66,560,306 shares of Common Stock; $0.01 par value, outstanding.

================================================================================

                        INTEGRATED CIRCUIT SYSTEMS, INC.
                        --------------------------------

                                     INDEX
                                     -----

                                                                          Page
                                                                         Number
                                                                         ------

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets:
         December 29, 2001 (Unaudited) and June 30, 2001                    3

         Consolidated Statements of Operations (Unaudited):
         Three and Six Months Ended December 29, 2001
         and December 30, 2000                                              4

         Consolidated Statements of Cash Flows (Unaudited):
         Six Months Ended December 29, 2001 and
         December 30, 2000                                                  5

         Notes to Consolidated Financial Statements                         6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               10

Item 3.  Quantitative and Qualitative Disclosures About                    15
         Market Risk

PART II. OTHER INFORMATION

Item 4.  Submission of matters to a vote of security holders

Item 6.  Exhibits and Reports on Form 8-K

Item  1.    Consolidated Financial Statements
               INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                (In thousands)


                                                                 December 29,               June 30,
                                                                    2001                      2001
                                                               ---------------          ---------------
                                                                 (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                     $   87,868               $   91,400
   Marketable securities                                             27,253                    3,000
   Accounts receivable, net                                          22,502                   27,359
   Inventory, net                                                    11,810                   10,097
   Deferred taxes                                                     3,446                    4,053
   Prepaid income taxes                                               2,189                       --
   Prepaid assets                                                     5,969                    5,411
   Current portion of deposit on purchase contracts                      --                      596
                                                                 ----------               ----------
      Total current assets                                          161,037                  141,916
                                                                 ----------               ----------
Property and equipment, net                                          10,246                   11,215
Other assets                                                          1,279                      986
                                                                 ----------               ----------
      Total assets                                               $  172,562               $  154,117
                                                                 ==========               ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term obligations                      $      423               $      429
   Accounts payable                                                   9,683                    8,579
   Accrued expenses and other current liabilities                     3,450                    3,566
   Income tax payable                                                    --                    1,306
                                                                 ----------               ----------
      Total current liabilities                                      13,556                   13,880
                                                                 ----------               ----------

Long-term debt, less current portion                                     71                      280
Other liabilities                                                       954                      904
                                                                 ----------               ----------
      Total liabilities                                              14,581                   15,064
                                                                 ----------               ----------

Shareholders' equity:
  Common stock, $0.01 par, authorized 300,000;
   Issued and outstanding 67,010 and 66,128 shares as of
    December 29, 2001 and June 30, 2001, respectively.                  670                      661
  Additional paid in capital                                        218,290                  211,524
  Accumulated deficit                                               (51,230)                 (70,229)
  Deferred compensation                                              (2,194)                  (2,722)
  Notes receivable                                                       --                     (181)
  Treasury stock, at cost, 655 shares                                (7,799)                      --
  Other comprehensive income                                            244                       --
                                                                 ----------               ----------
      Total shareholders' equity                                    157,981                  139,053
                                                                 ----------               ----------
      Total liabilities and shareholders' equity                 $  172,562               $  154,117
                                                                 ==========               ==========

         See accompanying notes to consolidated financial statements.

                                         INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES
                                               Consolidated Statements of Operations
                                                          (In thousands)
                                                            (Unaudited)


                                                        Three Months Ended                       Six Months Ended
                                                        ------------------                       ----------------
                                               December 29, 2001      December 30, 2000   December 29, 2001   December 30, 2000
                                               -----------------      -----------------   -----------------   -----------------
Revenue:                                        $    38,560             $    56,484         $     74,267           $     107,835

Cost and expenses:
   Cost of sales                                     16,014                  21,362               31,160                  40,831
   Research and development                           5,846                   7,503               12,494                  14,643
   Selling, general and administrative                5,526                   4,301                9,974                  10,418
   Goodwill amortization                                 --                      58                   --                     117
                                               ------------          --------------     ----------------         ---------------
      Operating income                               11,174                  23,260               20,639                  41,826
                                               ------------          --------------     ----------------         ---------------

Interest and other income                               666                     865                1,591                   1,466
Interest expense                                        (23)                    (22)                 (45)                   (175)
                                               ------------          --------------     ----------------         ---------------
      Income before income taxes                     11,817                  24,103               22,185                  43,117
Income taxes                                          1,683                   5,221                3,186                   8,684
                                               ------------          --------------     ----------------         ---------------
 Net income                                     $    10,134             $    18,882         $     18,999           $      34,433
                                               ============          ==============     ================         ===============
Basic income per share:
    Net income                                  $      0.15             $      0.29         $       0.29           $        0.53

Diluted income per share:
    Net income                                  $      0.15             $      0.27         $       0.27           $        0.50

Weighted average share outstanding - basic           66,180                  64,597               66,314                  64,486
Weighted average share outstanding - diluted         69,535                  69,404               69,796                  69,451



          See accompanying notes to consolidated financial statements.

               INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (In thousands)

                                                                                                 Six Months Ended
                                                                                                 ----------------
                                                                                          December 29,        December 30,
                                                                                             2001                2000
                                                                                          ----------          ----------
Cash flows from operating activities:
   Net income                                                                             $   18,999          $   34,433
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                                            2,578               2,583
      Amortization of bond premiums                                                                6                  (4)
      Deferred financing charge                                                                    7                   5
      Amortization of deferred compensation                                                      489                 535
      (Gain) loss on sale of assets                                                             (105)                 (1)
      Tax benefit of stock options                                                             5,402               2,857
      Deferred income taxes                                                                      710                (726)
   Changes in assets and liabilities:
      Accounts receivable                                                                      4,857              (6,671)
      Inventory                                                                               (1,713)                192
      Other assets, net                                                                         (224)                567
      Accounts payable, accrued expenses and other current liabilities                           987               1,422
      Income taxes                                                                            (3,496)              8,858
                                                                                          ----------          ----------

         Net cash provided by operating activities                                            28,497              44,050
                                                                                          ----------          ----------
Cash flows from investing activities:
   Purchase of marketable securities                                                         (38,019)                 --
   Sales/maturities of marketable securities                                                  14,062                  --
   Capital expenditures                                                                       (1,621)             (2,056)
   Refunds of deposits on purchase contracts                                                      --               9,877
   Other                                                                                         192                  49
                                                                                          ----------          ----------
         Net cash (used in) provided by investing activities                                 (25,386)              7,870
                                                                                          ----------          ----------
Cash flows from financing activities:
   Net repayments under line of credit agreement                                                  --             (10,000)
   Exercise of stock options                                                                   1,098                 210
   Shares purchased through stock purchase plan                                                  314                 351
   Initial public offering expenses                                                               --                (194)
   Purchase of treasury stock                                                                 (7,799)                 --
   Repayments of long-term debt                                                                 (256)               (329)
                                                                                          ----------          ----------
         Net cash used in financing activities                                                (6,643)             (9,962)
                                                                                          ----------          ----------
Net (decrease) increase in cash and cash equivalents                                          (3,532)             41,958
Cash and cash equivalents:
   Beginning of period                                                                        91,400              28,940
                                                                                          ----------          ----------
   End of period                                                                          $   87,868          $   70,898
                                                                                          ==========          ==========

See accompanying notes to consolidated financial statements.

               INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(1)  INTERIM ACCOUNTING POLICY

The accompanying financial statements have not been audited. In the opinion of our management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly our financial position at December 29, 2001 and results of operations and cash flows for the interim periods presented. Certain items have been reclassified to conform to current period presentation.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended June 30, 2001. Results of operations for the six months ended December 29, 2001 are not necessarily indicative of results to be expected for the full year.

(2)  CONSOLIDATION POLICY

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated.

(3)  ACCOUNTING FOR GOODWILL

Our adoption of Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Intangible Assets" eliminates the amortization of goodwill in our current quarter. Our goodwill amortization expense in the first six months of fiscal year 2001 totaled $117,000 pretax. Had we continued to amortize goodwill, our amortization expense in the first six months of fiscal year 2002 would have been $117,000 pretax. This transition had no impact on diluted EPS in either period.

(4)  INVENTORY

Inventory is valued at the lower of cost or market. Cost is determined by the first in, first out (FIFO) method. The components of inventories are as follows (in thousands):

                                           December 29,          June 30,
                                               2001                2001
                                           ------------        ------------
       Work-in-process                     $      6,240        $      6,513
       Finished parts                             8,735               7,178
       Less:  Obsolescence reserve               (3,165)             (3,594)
                                           ------------        ------------
                                           $     11,810        $     10,097
                                           ============        ============

(5)  DEBT

In June 2000, we obtained a $30.0 million revolving credit facility with a commercial bank to expire in June 2002, with an option to extend the facility for an additional period subject to certain covenants, including maintenance of certain financial ratios. As of December 29, 2001, we had no outstanding balances under this agreement, and we were in compliance with the revolving credit facility covenants. Subsequent to quarter end, we terminated this credit facility and entered into a new facility as discussed below.

In connection with the acquisition of Micro Networks, we entered into a new revolving credit and term loan facility dated December 31, 2001, which expire December 31, 2004. The new facility enables us to draw down $45.0 million under the term loan and $10.0 million under the revolving credit facility. At our option, the interest rates under the term loan will be either (1) a base rate, which is the higher of (i) a rate of interest announced from time to time by the lenders' administrative agent as the base rate ("Base Rate") or (ii) the sum of 0.5% per annum plus the federal funds rate or (2) London Interbank Offer Rate ("LIBOR") plus 1.75%. At our option, the interest rates under the Revolving Credit Loan, will be either (1) the Base Rate or (2) the LIBOR Rate plus a pre-formulated margin.

(6)  CAPITAL STOCK

In September 2001, we announced a stock repurchase program, which authorized the purchase, from time to time, of 2.0 million shares of our common stock on the market. As of December 29, 2001, we had purchased 655,000 shares for $7.8 million.

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

The following table set forth the computation of net income (numerator) and shares (denominator) for earnings per share:

                                                                       Three Months Ended                    Six Months Ended
                                                                  December 29,      December 30,      December 29,      December 30,
                                                                      2001              2000              2001              2000
                                                                  ------------------------------------------------------------------
Numerator (in thousands):
Net income                                                        $     10,134      $     18,882      $     18,999      $     34,433
                                                                  ------------------------------------------------------------------
Denominator (in thousands):
Weighted average shares outstanding used for basic
   income per share                                                     66,180            64,597            66,314            64,486
Common stock options                                                     3,355             4,807             3,482             4,965
                                                                  ------------------------------------------------------------------
Weighted average shares outstanding used for diluted
   income per share                                                     69,535            69,404            69,796            69,451
                                                                  ==================================================================

(9)   INCOME TAXES

Our effective income tax rate was 14.4% for the first six months of fiscal year 2002 as compared to 20.1% in the prior year period. The effective tax rate for fiscal years 2002 and 2001 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income for five years. We do not currently calculate deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be a $30.5 million liability as of December 29, 2001.

(10)  COMPREHENSIVE INCOME

Total comprehensive income represents net income plus the results of certain equity changes not reflected in the condensed consolidated and combined statements of operations. The components of accumulated other comprehensive income are shown below.

                                                             Three Months Ended                          Six Months Ended
                                                     December 29,           December 30,         December 29,         December 30,
                                                         2001                   2000                 2001                 2000
                                                     -----------------------------------------------------------------------------
Net income                                           $     10,134           $     18,882         $     18,999         $     34,433
                                                     -----------------------------------------------------------------------------
Other comprehensive income:
   Unrealized Gain on Investments                              28                     --                  243                  ---
                                                     -----------------------------------------------------------------------------
Total comprehensive income                           $     10,162           $     18,882         $     19,242         $     34,433
                                                     =============================================================================

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

On or about March 28, 2001, Cypress Semiconductor Corporation, ("Cypress"), and International Microcircuits Inc. filed a suit against us in the U.S. District Court in Delaware, alleging that we infringed on three patents and induced others to infringe on them as well. Plaintiffs seek injunctive relief, unspecified damages and enhanced damages for willful infringement. We denied the allegations and filed a counterclaim seeking to invalidate the patents. We filed a patent infringement lawsuit in the U.S. District Court, Northern District of California against Cypress, alleging that Cypress infringes upon one of our patents, and we seek injunctive relief and damages against Cypress. Cypress denied the allegations and filed a counterclaim seeking to invalidate our patent. On or about July 20, 2001, Cypress filed a complaint with the U.S. International Trade Commission, ("ITC"), to commence an investigation of us for patent infringement. A notice of investigation was issued, and we denied the allegations of Cypress in this ITC complaint. Litigation in the Delaware lawsuit about a patent that is subject of Cypress' ITC complaint is stayed, until the ITC's determination under the Cypress complaint becomes final. On or about November 5, 2001, we filed a complaint with the ITC to commence an investigation of Cypress for patent infringement. A notice of investigation was issued, and Cypress denied the allegations in our complaint. We will continue to vigorously pursue our rights and defenses in all litigation with Cypress. Although we believe that all the litigation will not have a material adverse effect on our results of operations and financial condition, no assurance can be made in this regard.

(12)  CUSTOMERS

In fiscal year 2001, we entered into an Investment and Stock Trade Agreement (the "agreement") with Maxtek Technology Co. Ltd ("Maxtek"), a distributor in Taiwan. We advanced $4.0 million dollars as a prepayment for acquiring 4.0 million shares, or approximately 10%, of Maxtek. The agreement states that if Maxtek fails to successfully complete a public offering by December 5, 2005, we, at our sole option, have the right to demand immediate repurchase of all 4.0 million shares, at the original purchase price plus accrued annual interest (commercial rate set by the bank of China) during the said period. Maxtek is one of our distributors and represented approximately 18% of our sales for the first six months of fiscal year 2002, and 12% in the prior year period. Additionally, sales to Maxtech Corporation Limited ("Maxtech"), a company controlled by the primary shareholder of Maxtek, were 20% of our sales in the first six months of fiscal year 2002 and 8% in the prior year period.

(13)  SUBSEQUENT EVENTS

On December 20, 2001, we announced that we signed a definitive agreement to acquire Micro Networks Corporation ("Micro Networks"), a leading supplier of precision timing devices for optical networking, wireless infrastructure and high-end network servers using surface acoustic wave (SAW) technology. Subsequent to quarter end, we announced our completion of the acquisition.

This agreement provides for all outstanding equity interests of Micro Networks to be exchanged for $65.0 million in cash, net of certain adjustments including Micro Networks' severance and benefit plan payments, obligations arising upon a change of control and changes in Micro Networks' working capital since September 30, 2001, and an assumption of approximately $12.0 million of debt. The acquisition was funded through cash on hand as well as through term bank financing obtained subsequent to quarter end.

On or about January 22, 2002, the presiding judge in the 2 ITC investigations involving Cypress and us ordered the investigations consolidated.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to revenue of certain cost, expense and income items. The table and the subsequent discussion should be read in conjunction with the financial statements and the notes thereto:

                                                        Three Months Ended                   Six Months Ended
                                                        ------------------                   ----------------
                                                    December            December       December           December
                                                       29,                 30,            29,                30,
                                                      2001                2000           2001               2000
                                                   ----------          ----------     ----------         ----------
Revenues                                                100.0%              100.0%         100.0%             100.0%

Gross margin                                             58.5                62.2           58.1               62.1

   Research and development                              15.2                13.3           16.8               13.6
   Selling, general and administrative                   14.3                 7.6           13.5                9.6
   Goodwill amortization                                   --                 0.1             --                0.1
                                                   ----------          ----------     ----------         ----------
Operating income                                         29.0                41.2           27.8               38.8
                                                   ----------          ----------     ----------         ----------

Interest and other income                                 1.7                 1.5            2.1                1.4
Interest expense                                         (0.1)               (0.0)          (0.0)              (0.2)
                                                   ----------          ----------     ----------         ----------
      Income before income taxes                         30.6                42.7           29.9               40.0
Income taxes                                              4.3                 9.3            4.3                8.1
                                                   ----------          ----------     ----------         ----------
      Net income                                         26.3%               33.4%          25.6%              31.9%
                                                   ==========          ==========     ==========         ==========

SECOND QUARTER FISCAL YEAR 2002 AS COMPARED TO SECOND QUARTER FISCAL YEAR 2001

Revenue. Revenue decreased by $17.9 million to $38.6 million for the second quarter ended December 29, 2001 as compared to the prior year quarter. The 31.7% decrease is primarily due to macroeconomic factors, which affected overall revenue and was slightly offset by shipments to new end markets such as game machines and DDR memory modules. Although we have experienced stabilization in our average selling prices this quarter, the average selling price declined 21.1% from the prior year quarter, while the volume decrease 13.5%.

Foreign revenue (which includes shipments of integrated circuits ("ICs") to foreign companies as well as offshore subsidiaries of US multinational companies) was 78.9% of total revenue for the second quarter of fiscal year 2002 as compared to 65.1% of total revenue in the prior year quarter. This increase is attributable to strong demand in the Asian PC market. While the percentage increase reflected growing sales to the Pacific Rim markets, certain of our international sales were to customers in the Pacific Rim, which in turn sold some of their products to North America, Europe and other non-Asian markets. Our sales are denominated in U.S. dollars and minimize foreign currency risk.

Gross Margin. Cost of sales decreased $5.4 million to $16.0 million for the second quarter of fiscal year 2002, as compared to the prior year quarter. Cost of sales as a percentage of total revenue was 41.5% for the second quarter of fiscal year 2002 as compared to 37.8% in the prior year quarter. The overall decrease in margin is due to product mix as well as a general decline in average selling prices.

Research and Development Expense. Research and development ("R&D") expense decreased $1.7 million to $5.8 million for the second quarter of fiscal year 2002 from $7.5 million in the prior year quarter. As a percentage of revenue, research and development increased to 15.2% in the second quarter of fiscal year 2002 as compared to 13.3% in the prior year period. Our continued emphasis on R&D includes greater spending in research and development for our silicon timing business. The decreased expense represented a greater percentage of revenue due to the significant decrease in sales during the second quarter of fiscal year 2002.

Selling, General, Administrative and Other. Selling, general, administrative and other expense increased $1.1 million to $5.5 million for the second quarter of fiscal year 2002 as compared to the prior year quarter. As a percentage of total revenue, selling, general, administrative and other expenses increased to 14.3% in the second quarter of fiscal year 2002 as compared to 7.7% in the prior year period. Selling, general, administrative and other expense for the second quarter of fiscal year 2001 is net of $2.0 million in insurance proceeds received in relation to litigation. Excluding this event, selling, general, administrative and other expense has decreased by $0.9 million.

Operating Income. In dollar terms, operating income was $11.2 million in the second quarter of fiscal year 2002 compared to $23.3 million in the second quarter of fiscal year 2001. Expressed as a percentage of revenue, operating income was 29.0% and 41.2% in the second quarter of fiscal year 2002 and the prior year period, respectively.

Interest Expense. Interest expense was $23,000 in the second quarter of fiscal year 2002 and $22,000 in the second quarter of fiscal year 2001.

Interest and Other Income. Interest and other income was $0.7 million for the quarter ended December 29, 2001 and $0.9 million in the prior year quarter. Although we have a greater cash balance available for investing, the overall decrease in federal rates over the past year has affected our investment income.

Income Tax Expense. Our effective income tax rate was 14.2% for the second quarter of fiscal year 2002 as compared to 21.7% in the prior year period. The effective tax rate for fiscal years 2002 and 2001 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income for five years. The decrease in overall tax rate was directly attributable to increased revenue and income in our Singapore operations relative to our domestic operations. We do not currently calculate deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be a $30.5 million liability as of December 29, 2001.

SIX MONTHS ENDED DECEMBER 29, 2001 AS COMPARED TO SIX MONTHS ENDED DECEMBER 30, 2000

Revenue. Consolidated revenue for the first half of fiscal year 2002 decreased by $33.5 million to $74.3 million, compared to the corresponding prior year period. The 31.1% decrease is primarily due to macroeconomic factors, which affected overall revenue. Strength in the personal computer and gaming machines markets has offset some of this decrease. The average selling price declined 21.1%, while the volume decreased 12.7%.

Foreign revenue (which includes shipments of integrated circuits ("ICs") to foreign companies as well as offshore subsidiaries of US multinational companies) was 78.6% of total revenue for the first six months of fiscal year 2002 as compared to 68.5% of total revenue in the prior year quarter. This increase is attributable to strong demand in the Asian PC market. While the percentage increase reflected growing sales to the Pacific Rim markets, certain of our international sales were to customers in the Pacific Rim, which in turn sold some of their products to North America, Europe and other non-Asian markets. Our sales are denominated in U.S. dollars and minimize foreign currency risk.

Gross Margin. Cost of sales for the first half of fiscal year 2002 decreased $9.6 million to $31.2 million, compared to the corresponding prior year period. Cost of sales as a percentage of total revenue was 41.9% for the first six months of fiscal year 2002 as compared to 37.9% in the prior year period. The overall decrease in margin is due to product mix as well as a decline in average selling prices.

Research and Development Expense. Research and development expense for the first half of fiscal year 2002 decreased $2.1 million to $12.5 million, compared to the corresponding prior year period. As a percentage of revenue, research and development increased to 16.8% in the first six months of fiscal year 2002 as compared to 13.6% in the prior year period. Our continued emphasis on R&D includes greater spending in research and development of our silicon timing business. The decreased expense represented a greater percentage of revenue due to the significant decrease in sales during the first six months of fiscal year 2002.

Selling, General, Administrative and Other. Selling, general, administrative and other expense for the first half of fiscal year 2002 decreased by $0.5 million to $10.0 million, compared to the corresponding prior year period. As a percentage of total revenue, selling, general, administrative and other expenses increased to 13.5% in the first half of fiscal year 2002, compared to 9.7% in the prior year period. The increase is partly attributable to the inclusion in the selling, general, administrative and other expense for the first half of fiscal year 2001 of $2.0 million in insurance proceeds received in relation to litigation. Excluding this litigation related item, selling, general, administrative and other expense has decreased by $2.5 million.

Operating Income. Operating income decreased by $21.2 million to $20.6 million, compared to the corresponding prior year period. Expressed as a percentage of revenue, operating income was 27.8% and 38.8% in the first six months of fiscal year 2002 and the prior year period, respectively.

Interest Expense. Interest expense decreased by $0.1 million to $45,000, compared to the corresponding prior year period.

Interest and Other Income. Interest and other income was $1.6 million in the first six months of fiscal year 2002 and $1.5 million in the prior year period. Although an increase in cash flows from operations has contributed to greater cash balance available for investing, reductions by the Federal Reserve over the past year have impacted rates available for investing.

Income Tax Expense. Our effective income tax rate for the first six months of fiscal year 2002 was 14.4% as compared to 20.1% in the corresponding prior year period. The effective tax rate for fiscal years 2002 and 2001 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income for five years. The decrease in overall tax rate was directly attributable to increased revenue and income in our Singapore operations relative to our domestic operations. We do not currently calculate deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be a $30.5 million liability as of December 29, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 29, 2001, our principal sources of liquidity included cash and investments of $115.1 million as compared to of $94.4 million at June 30, 2001. Net cash provided by operating activities was $28.5 million in the first six months of fiscal year 2002, as compared to $44.1 million in the prior year period. This decrease is primarily attributable to the decrease in revenue.
Our days sales outstanding decreased from 71 days as of the fourth quarter of fiscal year 2001 to 53 days in the second quarter of fiscal year 2002, while inventory turns increased from 5.2 times in fiscal year 2001 to 5.5 times in the second quarter of fiscal year 2002.

Purchases for property and equipment were $1.6 million in the first six months of fiscal year 2002 as compared to $2.1 million in the prior year period.

In September, we announced a repurchase program, which authorized the purchase, from time to time, of 2.0 million shares of our common stock on the market. As of December 29, 2001, we had purchased 655,000 shares for $7.8 million.

In June 2000, we obtained a $30.0 million revolving credit facility with a commercial bank to expire in June 2002, with an option to extend the facility for an additional period subject to certain covenants, including maintenance of certain financial ratios. As of December 29, 2001, we had no outstanding balances under this agreement, and we were in compliance with the revolving credit facility covenants. Subsequent to quarter end, we terminated this credit facility and entered into a new facility as discussed below.

In connection with the acquisition of Micro Networks, we entered into a new revolving credit and term loan facility dated December 31, 2001, which expire December 31, 2004. The new facility enables us to draw down $45.0 million under the term loan and $10.0 million under the revolving credit facility. At our option, the interest rates under the term loan will be either (1) a base rate, which is the higher of (i) a rate of interest announced from time to time by the lenders' administrative agent as the base rate ("Base Rate") or (ii) the sum of 0.5% per annum plus the federal funds rate or (2) London Interbank Offer Rate ("LIBOR") plus 1.75%. At our option, the interest rates under the Revolving Credit Loan, will be either (1) the Base Rate or (2) the LIBOR Rate plus a pre-formulated margin.

On December 20, 2001, we announced that we signed a definitive agreement to acquire Micro Networks Corporation ("Micro Networks"), a leading supplier of precision timing devices for optical networking, wireless infrastructure and high-end network servers using surface acoustic wave (SAW) technology. Subsequent to quarter end, we announced our completion of the acquisition.

This agreement provides for all outstanding equity interests of Micro Networks to be exchanged for $65.0 million in cash, net of certain adjustments including Micro Networks' severance and benefit plan payments, obligations arising upon a change of control and changes in Micro Networks' working capital since September 30, 2001, and an assumption of approximately $12.0 million of debt. The acquisition was funded through cash on hand as well as through term bank financing obtained subsequent to quarter end.

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

Interest Rate Risk
As of December 29, 2001 we did not have obligations under the bank credit and, therefore, we currently do not engage in interest rate hedging activities.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's annual meeting of stockholders held on October 30, 2001, the stockholders of the Company elected three directors of the Company.

Mr. Henry I. Boreen, Mr. David Dominik and Mr. Prescott Ashe were elected to serve as directors at the meeting. The voting results were 55,474,783 shares in favor and 1,287,055 shares withheld for Mr. Boreen, 56,662,736 shares in favor and 99,102 shares withheld for Mr. Dominik and 56,660,536 shares in favor and 101,302 shares withheld for Mr. Ashe.

Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits

           Exhibit
           Number                            Description
           ------                            -----------


           3.2 Amended and Restated By-laws of the Company (as amended effective August 3, 2001).


(b)   Reports on Form 8-K:

           None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 INTEGRATED CIRCUIT SYSTEMS, INC.




Date: February 12, 2002          By:   /s/ Hock E Tan
                                       -----------------------------------------
                                 Hock E. Tan
                                 President and Chief Executive Officer



Date: February 12, 2002          By:   /s/ Justine F. Lien
                                       -----------------------------------------
                                 Justine F. Lien
                                 Vice President, Finance and Chief Financial
                                 Officer
                                 (Principal financial & accounting officer)