Form 10-Q
period 2002-03-30
INTEGRATED CIRCUIT SYSTEMS INC
filed 2002-05-14
CIK 874689

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

For the Quarter ended March 30, 2002

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

                                    Yes X  No
                                       ---   ---
As of May 10, 2002, there were 66,698,490 shares of Common Stock; $0.01 par value, outstanding.

================================================================================

                        INTEGRATED CIRCUIT SYSTEMS, INC.
                        --------------------------------
                                      INDEX
                                      -----
                                                                           Page
                                                                          Number
                                                                          ------

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

                Consolidated Balance Sheets:
                March 30, 2002 (Unaudited) and June 30, 2001                  3

                Consolidated Statements of Operations (Unaudited):
                Three and Nine Months Ended March 30, 2002
                and March 31, 2001                                            4

                Consolidated Statements of Cash Flows (Unaudited):
                Nine Months Ended March 30, 2002 and
                March 31, 2001                                                5

                Notes to Consolidated Financial Statements                    6


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                  12

Item 3. Quantitative and Qualitative Disclosures About Market Risk           18


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Item 1. Consolidated Financial Statements

                INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In thousands)

                                                          March 30,    June 30,
                                                           2002         2001
                                                         ---------    ---------
                                                             (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents .........................   $  66,748    $  91,400
   Marketable securities .............................      27,199        3,000
   Accounts receivable, net ..........................      29,410       27,359
   Inventory, net ....................................      18,429       10,097
   Prepaid income taxes ..............................       2,621         --
   Deferred taxes ....................................       6,390        4,053
   Prepaid assets ....................................       6,707        5,411
   Current portion of deposit on purchase contracts ..        --            596
                                                         ---------    ---------
      Total current assets ...........................     157,504      141,916
                                                         ---------    ---------
Property and equipment, net ..........................      19,614       11,215
Intangibles ..........................................      32,900         --
Goodwill .............................................      34,324          626
Other assets .........................................       4,486          360
                                                         ---------    ---------
      Total assets ...................................   $ 248,828    $ 154,117
                                                         =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term obligations ..........   $  12,373    $     429
   Accounts payable ..................................      12,111        8,579
   Accrued expenses and other current liabilities ....       8,960        3,566
   Income tax payable ................................        --          1,306
                                                         ---------    ---------
      Total current liabilities ......................      33,444       13,880
                                                         ---------    ---------

Long-term debt, less current portion .................      34,018          280
Deferred taxes .......................................      13,616          200
Other liabilities ....................................         625          704
                                                         ---------    ---------
      Total liabilities ..............................      81,703       15,064
                                                         ---------    ---------

Shareholders' equity:
  Common stock, $0.01 par, authorized 300,000; Issued
    and outstanding 67,253 and 66,128 shares as of
    March 30, 2002 and June 30, 2001, respectively ...         672          661
  Additional paid in capital .........................     223,029      211,524
  Accumulated deficit ................................     (44,183)     (70,229)
  Deferred compensation ..............................      (4,460)      (2,722)
  Notes receivable ...................................        --           (181)
  Treasury stock, at cost, 655 shares ................      (7,799)        --
  Accumulated other comprehensive income .............        (134)        --
                                                         ---------    ---------
      Total shareholders' equity .....................     167,125      139,053
                                                         ---------    ---------
      Total liabilities and shareholders' equity .....   $ 248,828    $ 154,117
                                                         =========    =========

          See accompanying notes to consolidated financial statements.

                INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                 (In thousands)
                                   (Unaudited)

                                                 Three Months Ended       Nine Months Ended
                                                --------------------    --------------------
                                                March 30,   March 31,   March 30,   March 31,
                                                  2002        2001        2002        2001
                                                --------    --------    --------    --------
Revenue: ....................................   $ 53,262    $ 45,320    $127,529    $153,155

Cost and expenses:
   Cost of sales ............................     23,200      17,109      54,360      57,940
   Research and development .................      8,083       7,237      20,577      21,880
   Selling, general and administrative ......     10,614       6,434      20,588      16,852
   Amortization of intangibles ..............        500          59         500         176
   In process research and development ......      2,900          --       2,900          --
                                                --------    --------    --------    --------
      Operating income ......................      7,965      14,481      28,604      56,307
                                                ========    ========    ========    ========

Interest and other income ...................      1,144       1,140       2,735       2,606
Interest expense ............................       (508)        (22)       (553)       (197)
                                                --------    --------    --------    --------
      Income before income taxes ............      8,601      15,599      30,786      58,716

Income taxes ................................      1,554       2,604       4,740      11,288
                                                --------    --------    --------    --------
      Net income ............................   $  7,047    $ 12,995    $ 26,046    $ 47,428
                                                ========    ========    ========    ========

Basic income per share:
    Net income ..............................   $   0.11    $   0.20    $   0.39    $   0.73

Diluted income per share:
    Net income ..............................   $   0.10    $   0.19    $   0.37    $   0.68

Weighted average shares outstanding - basic .     66,533      64,746      66,380      64,573
Weighted average shares outstanding - diluted     70,230      69,577      70,125      69,507

          See accompanying notes to consolidated financial statements.

                INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                              Nine Months Ended
                                                                           ------------------------
                                                                            March 30,     March 31,
                                                                              2002         2001
                                                                           ---------      ---------
Cash flows from operating activities:
   Net income ........................................................     $  26,046      $  47,428
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization ..................................         4,845          3,850
      Amortization of deferred compensation ..........................           961            783
      Gain on sale of assets .........................................          (239)          (106)
      Write-off of in process research and development ...............         2,900             --
      Tax benefit of stock options ...................................         6,852          4,791
      Deferred income taxes ..........................................           136           (466)
   Changes in assets and liabilities:
      Accounts receivable ............................................         4,797        (10,811)
      Inventory ......................................................         3,674           (901)
      Other assets, net ..............................................        (4,077)          (370)
      Accounts payable, accrued expenses and other current liabilities        (1,189)          (531)
      Income taxes ...................................................        (4,916)         7,731
      Other ..........................................................           426           (730)
                                                                           ---------      ---------
         Net cash provided by operating activities ...................        40,216         50,668
                                                                           ---------      ---------

Cash flows from investing activities:
   Cash paid for acquired business, net of cash acquired .............       (75,202)            --
   Purchase of marketable securities .................................       (47,918)       (20,218)
   Sales/maturities of marketable securities .........................        24,062         10,158
   Capital expenditures ..............................................        (2,748)        (2,734)
   Refunds of deposits on purchase contracts .........................            --          9,877
   Other .............................................................            48            135
                                                                           ---------      ---------
         Net cash used in investing activities .......................      (101,758)        (2,782)
                                                                           ---------      ---------

Cash flows from financing activities:
   Net repayments under line of credit agreement .....................            --        (10,000)
   Exercise of stock options .........................................         1,494            402
   Shares purchased through stock purchase plan ......................           471            511
   Initial public offering expenses ..................................            --           (194)
   Deferred financing charges ........................................          (330)            --
   Purchase of treasury stock ........................................        (7,799)            --
   Proceeds from long-term debt ......................................        45,000             --
   Repayments of long-term debt ......................................        (1,946)          (445)
                                                                           ---------      ---------
         Net cash provided by (used in) financing activities .........        36,890         (9,726)
                                                                           ---------      ---------

Net (decrease) increase in cash and cash equivalents .................       (24,652)        38,160
Cash and cash equivalents:
   Beginning of period ...............................................        91,400         28,940
                                                                           ---------      ---------
   End of period .....................................................     $  66,748      $  67,100
                                                                           =========      =========

See accompanying notes to consolidated financial statements.

               INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1) INTERIM ACCOUNTING POLICY
The accompanying financial statements have not been audited. In the opinion of our management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly our financial position at March 30, 2002 and results of operations and cash flows for the interim periods presented. Certain items have been reclassified to conform to current period presentation.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended June 30, 2001. Results of operations for the nine months ended March 30, 2002 are not necessarily indicative of results to be expected for the full year.

In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified below some of the accounting principles critical to our business and results of operations. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We state these accounting policies in Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the consolidated financial statements contained in our Annual Report on Form 10-K for our fiscal year ended June 30, 2001. In addition, we believe our most critical accounting policies include, but are not limited to, the following:

Consolidation Policy
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated.

Goodwill and Intangible Assets
Goodwill represents the excess of cost over the fair value of net assets acquired from business acquisitions. Prior to July 1, 2001, all goodwill was amortized using the straight-line method over periods ranging from five to thirty years. Statement of Financial Accounting Standards Number 142, "Goodwill and Other Intangible Assets" (SFAS 142), addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recorded in the financial statements. Under SFAS 142, goodwill and other indefinite lived intangible assets are no longer amortized. Beginning July 1, 2001, we ceased the amortization of goodwill. Instead, we will, at least annually, review the recoverability of goodwill and other indefinite lived intangible assets. In assessing recoverability, many factors are considered, including historical and forecasted operating results and cash flows of the acquired businesses. After consideration of these factors, we will determine whether or not there is an impairment to goodwill and other indefinite lived intangible assets.

At March 30, 2002, we have $34.3 million of goodwill and $21.4 million of indefinite lived intangible assets. We believe that no impairment of goodwill or other indefinite lived intangible assets existed at March 30, 2002. Goodwill amortization was not material to the results of operations in the previous periods. We had no indefinite lived intangible assets prior to the acquisition of MNC.

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

Estimates

Our preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates and assumptions. Had our estimates been based on a different set of assumptions, then estimates may have resulting in a significant impact of the financial statements.

(2)  ACQUISITION

On January 4, 2002, we acquired Micro Networks Corporation ("MNC") for $75.2 million, net of cash acquired and subject to arbitration relating to taxes and other matters. We believe that by acquiring MNC we now have access to technology, that will enhance the performance of our silicon timing products in order to strengthen our position within existing strategic markets such as servers and storage systems. The purchase price includes $2.9 million in purchase accounting liabilities related to our preliminary plan to restructure the activities of the acquired entity. The results of MNC have been included in the consolidated financial statements since the acquisition date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. We are in the process of obtaining third-party valuations of certain tangible and intangible assets; thus the allocation of the purchase price is subject to refinement.

                                                                      January 4,
                                                                         2002
                                                                      ---------
Accounts receivable ...............................................   $   6,849
Inventory .........................................................      12,005
Other current assets, net of cash acquired ........................       3,503
Property, plant and equipment .....................................       9,980
Intangible assets .................................................      36,300
Goodwill ..........................................................      33,697
                                                                      ---------
  Total assets acquired ...........................................     102,334
                                                                      ---------
Current liabilities ...............................................     (10,735)
Long-term debt ....................................................      (2,530)
Deferred tax liabilities ..........................................     (13,867)
                                                                      ---------
  Total liabilities acquired ......................................     (27,132)
                                                                      ---------
  Net assets acquired .............................................   $  75,202
                                                                      =========


Of the $36.3 million of acquired intangible assets, $2.9 million was assigned to research and development assets that were written off at the date of acquisition. The remaining $33.4 million of intangible assets include a customer base valued at

$12.0 million (6 year weighted-average useful life), a tradename valued at $3.0 million (indefinite useful life) and developed technology valued at $18.4 million (indefinite useful life).

The following unaudited pro forma combined results of operation is provided for illustrative purposes only and assumes this acquisition occurred as of the beginning of each of the periods presented. The following unaudited pro forma information (in thousands, except per share amounts) should not be relied upon as necessarily being indicative of the historical results that would have been obtained if this acquisition had actually occurred during those periods, nor the result that may be obtained in the future.

                                                       Three Months Ended              Nine Months Ended
                                                    March 30,       March 31,      March 30,       March 31,
                                                      2002            2001            2002            2001
                                                   -----------     ----------     -----------     -----------
Pro forma revenue ...............................  $    53,262     $   59,195     $   151,255     $   199,742
Pro forma net income ............................        7,047         14,016          27,133          50,324
Diluted net income per common share as reported..         0.10           0.19            0.37            0.68
Pro forma diluted net income per common share ...         0.10           0.20            0.39            0.72

The net income for the three and nine months ended March 30, 2002 includes one-time charges of $2.9 million for the write off of in process research and development and $1.3 million related to the fair value adjustment to inventory that was acquired from MNC and sold during the quarter ended March 30, 2002.

(3) INVENTORY
Inventory is valued at the lower of cost or market. Cost is determined by the first in, first out (FIFO) method. The components of inventories are as follows (in thousands):

                                                    March 30,           June 30,
                                                      2002               2001
                                                    --------           --------
Work-in-process ..........................          $ 16,484           $  6,513
Finished parts ...........................            10,031              7,178
Less: Obsolescence reserve ...............            (8,086)            (3,594)
                                                    --------           --------
                                                    $ 18,429           $ 10,097
                                                    ========           ========

(4) DEBT
In connection with the acquisition of Micro Networks, we entered into a revolving credit and term loan facility dated December 31, 2001, which will expire December 31, 2004. The new facility enables us to draw down $45.0 million under the term loan and $10.0 million under the revolving credit facility. At our option, the interest rates under the term loan will be either (1) a base rate, which is the higher of (i) a rate of interest announced from time to time by the lenders' administrative agent as the base rate ("Base Rate") or (ii) the sum of 0.5% per annum plus the federal funds rate or (2) London Interbank Offer Rate ("LIBOR") plus 1.75%. At our option, the interest rates under the Revolving Credit Loan, will be either (1) the Base Rate or (2) the LIBOR Rate plus a pre-formulated margin. Currently we have selected LIBOR plus 1.75% as the interest rate on our term loan. During the third quarter of fiscal year 2002, we paid down $1.5 million of the term loan. As of March 30, 2002, $43.5 million was outstanding on our term loan.

In connection with our bank agreement, we entered into an 18-month interest rate swap agreement with the same financial institution. The interest rate swap agreement essentially enables us to manage the exposure to fluctuations in interest rates on a portion of our term loan.

Our term loan requires us to pay interest based on a variable rate. Under the interest rate swap agreement, we are exchanging the variable rate interest on a portion of our term loan, equal to a notional amount of $22.5 million, with a fixed rate of 3.25%. The interest rate swap agreement is in effect until June 2003, with the notional amount decreasing to $14.8 million over the effective period.

The interest rate swap agreement has been designated as a cash flow hedge and, therefore, changes in the fair value of the agreement will be recorded in comprehensive loss. To date there has not been a significant change in fair value.

Certain of our loan agreements require the maintenance of specified financial ratios and impose financial limitations. At March 30, 2002, we were in compliance with the covenants.

(5) CAPITAL STOCK
In September 2001, we announced a stock repurchase program, which authorized the purchase, from time to time, of 2.0 million shares of our common stock on the market. As of March 30, 2002, we had purchased 655,000 shares for $7.8 million.

(6) NEW ACCOUNTING PRONOUNCEMENTS
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations", which supersedes Accounting Principles Board Opinion No. 16 ("APB No. 16"), "Business Combinations". The most significant changes made by SFAS No. 141 is the requirement of the usage of the purchase method of accounting for all business combinations initiated after June 30, 2001 and established specific criteria for the recognition of intangible assets separately from goodwill. We adopted this statement during the first quarter of fiscal year 2002.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements. We do not believe that adoption of this statement will have a material impact on our operating results.

(7) NET INCOME PER SHARE
Basic net income per share is based on the weighted average number of common shares outstanding excluding contingently issuable or returnable shares that contingently convert into Common Stock upon certain events. Diluted net income per share is based on the weighted average number of common shares outstanding and diluted potential common shares outstanding.

The following table set forth the computation of net income (numerator) and shares (denominator) for earnings per share:

                                                          Three Months Ended      Nine Months Ended
                                                         March 30,   March 31,   March 30,   March 31,
                                                           2002        2001        2002        2001
                                                         -------     -------     -------     -------
Numerator (in thousands):
Net income .........................................     $ 7,047     $12,995     $26,046     $47,428
                                                         -------     -------     -------     -------
Denominator (in thousands):
Weighted average shares outstanding used for basic
  income per share .................................      66,533      64,746      66,380      64,573
Common stock options ...............................       3,697       4,831       3,745       4,934
                                                         -------     -------     -------     -------
Weighted average shares outstanding used for diluted
  income per share .................................      70,230      69,577      70,125      69,507
                                                         =======     =======     =======     =======

(8) INCOME TAXES
Our effective income tax rate was 15.4% for the first nine months of fiscal year 2002 as compared to 19.2% in the prior year period. The effective tax rate for fiscal years 2002 and 2001 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income for five years. We do not currently calculate deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be a $34.2 million liability as of March 30, 2002.

(9) COMPREHENSIVE INCOME
Total comprehensive income represents net income plus the results of certain equity changes not reflected in the condensed consolidated and combined statements of operations. The components of other comprehensive income are shown below.

                                       Three Months Ended         Nine Months Ended
                                     March 30,     March 31,    March 30,     March 31,
                                       2002          2001         2002          2001
                                     --------      --------     --------      --------
Net income ........................  $  7,047      $ 12,995     $ 26,046      $ 47,428
                                     --------      --------     --------      --------

Other comprehensive income:
  Unrealized loss on investments...      (378)           --         (134)           --
                                     --------      --------     --------      --------
Total comprehensive income ........  $  6,669      $ 12,995     $ 25,912      $ 47,428
                                     ========      ========     ========      ========

(10) LEGAL PROCEEDINGS
From time to time, various inquiries, potential claims, charges and litigation are made, asserted or commenced by or against us, principally arising from or related to contractual relations and possible patent infringement. We believe that any of these claims currently pending, individually and in the aggregate, have been adequately reserved and will not have any material adverse effect on our consolidated financial position or results of operations, although no assurance can be made in this regard.

On or about March 28, 2001, Cypress Semiconductor Corporation, ("Cypress"), and International Microcircuits Inc. filed a suit against us in the U.S. District Court in Delaware, alleging that we infringed on three patents and induced others to infringe on them as well. Plaintiffs seek injunctive relief, unspecified damages and enhanced damages for willful infringement. We denied the allegations and filed a counterclaim seeking to invalidate the patents. We filed a patent infringement lawsuit in the U.S. District Court, Northern District of California against Cypress, alleging that Cypress infringes upon one of our patents, and we seek injunctive relief and damages against Cypress. Cypress denied the allegations and filed a counterclaim seeking to invalidate our patent. On or about July 20, 2001, Cypress filed a complaint with the U.S. International Trade Commission, ("ITC"), to commence an investigation of us for patent infringement. A notice of investigation was issued, and we denied the allegations of Cypress in this ITC complaint. Litigation in the Delaware lawsuit about a patent that is subject of Cypress' ITC complaint is stayed, until the ITC's determination under the Cypress complaint becomes final. On or about November 5, 2001, we filed a complaint with the ITC to commence an investigation of Cypress for patent infringement. A notice of investigation was issued, and Cypress denied the allegations in our complaint. On or about January 22, 2002, the presiding judge in the two ITC investigations involving Cypress and us ordered the investigations consolidated. We will continue to vigorously pursue our rights and defenses in all litigation with Cypress. Although we believe that the resolution of this litigation will not have a material adverse effect on our results of operations and financial condition, no assurance can be made in this regard. These expenses are included in our selling, general and administrative expenses in our consolidated statement of operations.

(11) CUSTOMERS
In fiscal year 2001, we entered into an Investment and Stock Trade Agreement (the "agreement") with Maxtek Technology Co. Ltd ("Maxtek"), a distributor in Taiwan. We invested $4.0 million and own approximately 10% of Maxtek. The agreement states that if Maxtek fails to successfully complete a public offering by December 5, 2005, we, at our sole option, have the right to demand immediate repurchase of all 4.0 million shares, at the original purchase price plus accrued annual interest (commercial rate set by the Central Bank of China) during the said period. Maxtek, our distributor for our PC business in Taiwan and China, represented approximately 19% of our sales for the first nine months of fiscal year 2002, and 13% in the prior year period. Additionally, sales to Maxtech Corporation Limited ("Maxtech"), a Maxtek subsidiary, were 19% of our sales in the first nine months of fiscal year 2002 and 9% in the prior year period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements

Except for the historical statements and discussions contained herein, statements contained in this Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, such as when we describe what we believe, expect or anticipate will occur, and other similar statements, you must remember that our expectations may not be correct. While we believe these expectations and projections are reasonable, such forward-looking statements are inherently subject to risks, uncertainties and assumptions about us, including, among other things:

o Our dependence on continuous introduction of new products based on the latest technology
o The intensely competitive semiconductor and personal computer component industries
o  The importance of frequency timing generator products to total revenue
o Our dependence on the personal computer industry and third-party silicon wafer fabricators and assemblers of semiconductors
o Risks associated with international business activities and acquisitions and integration of acquired companies or product lines
o  Our dependence on proprietary information and technology and on key personnel
o  Our product liability exposure and the potential unavailability of insurance
o General economic conditions, including economic conditions related to the semiconductor and personal computer industries

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to revenue of certain cost, expense and income items. The table and the subsequent discussion should be read in conjunction with the financial statements and the notes thereto:

                                             Three Months Ended       Nine Months Ended
                                            --------------------    --------------------
                                            March 30,   March 31,   March 30,   March 31,
                                              2002        2001        2002       2001
                                            --------    --------    --------    --------
Revenues ................................    100.0%      100.0%      100.0%      100.0%

Gross margin ............................     56.4        62.2        57.4        62.2

   Research and development .............     15.2        16.0        16.1        14.3
   Selling, general and administrative...     19.9        14.1        16.2        11.0
   In process research and development...      5.4          --         2.3          --
   Amortization of intangibles ..........      0.9         0.1         0.4         0.1
                                            --------    --------    --------    --------
Operating income ........................     15.0        32.0        22.4        36.8
                                            --------    --------    --------    --------
Interest and other income ...............      2.1         2.5         2.1         1.7
Interest expense ........................     (1.0)       (0.0)       (0.4)       (0.1)
                                            --------    --------    --------    --------
      Income before income taxes ........     16.1        34.5        24.1        38.4
Income taxes ............................      2.9         5.8         3.7         7.4
                                            --------    --------    --------    --------
      Net income ........................     13.2%       28.7%       20.4%       31.0%
                                            ========    ========    ========    ========

THIRD QUARTER FISCAL YEAR 2002 AS COMPARED TO THIRD QUARTER FISCAL YEAR 2001

Revenue. Revenue increased by $8.0 million to $53.3 million for the third quarter ended March 30, 2002 as compared to the prior year quarter. The 17.7% increase is primarily due to the acquisition of Micro Networks Corporation ("MNC"), offset by macroeconomic factors over the past year. The average selling price of our products increased 7.9% from the prior year quarter, while the volume increased 9.0%.

Foreign revenue (which includes shipments of integrated circuits ("ICs") to foreign companies as well as offshore subsidiaries of US multinational companies) was 79.6% of total revenue for the third quarter of fiscal year 2002 as compared to 76.8% of total revenue in the prior year quarter. This increase is attributable to strong demand in the Asian PC market. While the percentage increase reflected growing sales to the Pacific Rim markets, certain of our international sales were to customers in the Pacific Rim, which in turn sold some of their products to North America, Europe and other non-Asian markets. Our sales are denominated in U.S. dollars and minimize foreign currency risk.

Gross Margin. Cost of sales increased $6.1 million to $23.2 million for the third quarter of fiscal year 2002, as compared to the prior year quarter. Cost of sales as a percentage of total revenue was 43.6% for the third quarter of fiscal year 2002 as compared to 37.8% in the prior year quarter. The overall decrease in gross margin as a percentage of revenue is due to product mix as well as a non-recurring charge of $1.3 million related to the fair value adjustment to inventory that was acquired from MNC and sold during the three months ended March 30, 2002 in connection with the acquisition of MNC.

Research and Development Expense. Research and development ("R&D") expense increased $0.9 million to $8.1 million for the third quarter of fiscal year 2002 from $7.2 million in the prior year quarter. As a percentage of revenue, research and development was 15.2% in the third quarter of fiscal year 2002 as compared to 16.0% in the prior year period. The increase in research and development dollars is the result of the acquisition of MNC, offset slightly by the impact of company wide cost saving initiatives.

Selling, General, Administrative and Other. Selling, general, administrative and other expense increased $4.6 million to $11.1 million for the third quarter of fiscal year 2002 as compared to the prior year quarter. As a percentage of total revenue, selling, general, administrative and other expenses increased to 20.8% in the third quarter of fiscal year 2002 as compared to 14.2% in the prior year period. This increase is attributable to the acquisition of MNC and increased legal fees associated with defending our patents.

In Process Research and Development. In relation to the acquisition of Micro Networks, we incurred a one-time charge of $2.9 million for the write-off of in process research and development during the third quarter of fiscal year 2002.

Operating Income. In dollar terms, operating income was $8.0 million in the third quarter of fiscal year 2002 compared to $14.5 million in the third quarter of fiscal year 2001. Expressed as a percentage of revenue, operating income was 15.0% and 32.0% in the third quarter of fiscal year 2002 and the prior year period, respectively.

Interest Expense. Interest expense was $0.5 million in the third quarter of fiscal year 2002 and $22,000 in the third quarter of fiscal year 2001. The increase in interest expense is due to the debt incurred in order to purchase Micro Networks.

Interest and Other Income. Interest and other income remained flat at $1.1 million for the quarter ended March 30, 2002 and in the prior year quarter. Although we have a greater cash balance available for investing, the overall decrease in federal rates over the past year has affected our investment income.

Income Tax Expense. Our effective income tax rate was 18.1% for the third quarter of fiscal year 2002 as compared to 16.7% in the prior year period. The effective tax rate for fiscal years 2002 and 2001 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income for five years. The increase in our overall tax rate is due to the inclusion of MNC and non-deductible charges from the acquisition. We do not currently calculate deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be a $34.2 million liability as of March 30, 2002.

NINE MONTHS ENDED MARCH 30, 2002 AS COMPARED TO NINE MONTHS ENDED MARCH 31, 2001

Revenue. Consolidated revenue for the nine months of fiscal year 2002 decreased by $25.7 million to $127.5 million, compared to the corresponding prior year period. The 16.8% decrease is primarily due to macroeconomic factors, which affected overall revenue. Strength in the personal computer and gaming machines markets and the acquisition of MNC has offset some of this decrease. The average selling price declined 11.2%, while the volume decreased 6.2%.

Foreign revenue (which includes shipments of integrated circuits ("ICs") to foreign companies as well as offshore subsidiaries of US multinational companies) was 79.0% of total revenue for the first nine months of fiscal year 2002 as compared to 70.9% of total revenue in the prior year period. This increase is attributable to strong demand in the Asian PC market. While the percentage increase reflected growing sales to the Pacific Rim markets, certain of our international sales were to customers in the Pacific Rim, which in turn sold some of their products to North America, Europe and other non-Asian markets. Our sales are denominated in U.S. dollars and minimize foreign currency risk.

Gross Margin. Cost of sales for the first nine months of fiscal year 2002 decreased $3.5 million to $54.4 million, compared to the corresponding prior year period. Cost of sales as a percentage of total revenue was 42.6% for the first nine months of fiscal year 2002 as compared to 37.8% in the prior year period. The overall decrease in margin is due to product mix as well as a decline in average selling prices.

Research and Development Expense. Research and development expense for the first nine months of fiscal year 2002 decreased $1.3 million to $20.6 million, compared to the corresponding prior year period. As a percentage of revenue, research and development increased to 16.1% in the first nine months of fiscal year 2002 as compared to 14.3% in the prior year period. Our continued emphasis on R&D includes greater spending in research and development of our silicon timing business. The decreased expense represented a greater percentage of revenue due to the significant decrease in sales during the first nine months of fiscal year 2002.

Selling, General, Administrative and Other. Selling, general, administrative and other expense for the first nine months of fiscal year 2002 increased by $4.1 million to $21.1 million, compared to the corresponding prior year period. As a percentage of total revenue, selling, general, administrative and other expenses increased to 16.6% in the first nine months of fiscal year 2002, compared to 11.1% in the prior year period. This increase is largely due to increased legal fees associated with defending our patents. The increase is also partly attributable to the inclusion in the selling, general, administrative and other expense for the first nine months of fiscal year 2001 of $2.0 million in insurance proceeds received in relation to litigation.

In Process Research and Development. In relation to the acquisition of Micro Networks, we incurred a one-time charge of $2.9 million for the write-off of in process research and development during the first nine months of fiscal year 2002.

Operating Income. Operating income decreased by $27.7 million to $28.6 million, compared to the corresponding prior year period. Expressed as a percentage of revenue, operating income was 22.4% and 36.8% in the first nine months of fiscal year 2002 and the prior year period, respectively.

Interest Expense. Interest expense increased by $0.4 million to $0.6 million, compared to the corresponding prior year period, as a result of the debt incurred to purchase MNC.

Interest and Other Income. Interest and other income was $2.7 million in the first nine months of fiscal year 2002 and $2.6 million in the prior year period. Although an increase in cash flows from operations has contributed to greater cash balance available for investing, reductions by the Federal Reserve over the past year have impacted rates available for investing.

Income Tax Expense. Our effective income tax rate for the first nine months of fiscal year 2002 was 15.4% as compared to 19.2% in the corresponding prior year period. The effective tax rate for fiscal years 2002 and 2001 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income for five years. The decrease in overall tax rate was directly attributable to increased revenue and income in our Singapore operations relative to our domestic operations. We do not currently calculate deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be a $34.2 million liability as of March 30, 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 30, 2002, our principal sources of liquidity included cash and investments of $93.9 million as compared to of $94.4 million at June 30, 2001. The cash and investment balances include amounts which have been permanently reinvested into the Singapore operations. If we were to repatriate these amounts, they would be subject to US Federal Income Tax. Net cash provided by operating activities was $40.2 million in the first nine months of fiscal year 2002, as compared to $50.7 million in the prior year period. This decrease is primarily attributable to the decrease in revenue. Our days sales outstanding decreased from 71 days as of the fourth quarter of fiscal year 2001 to 50 days in the third quarter of fiscal year 2002, while inventory turns decreased from
5.2 times in fiscal year 2001 to 4.6 times in the third quarter of fiscal year 2002.

Purchases for property and equipment remained flat at $2.7 million in the first nine months of fiscal year 2002 and fiscal year 2001.

In September, we announced a repurchase program, which authorized the purchase, from time to time, of 2.0 million shares of our common stock on the market. As of March 30, 2002, we had purchased 655,000 shares for $7.8 million.

In June 2000, we obtained a $30.0 million revolving credit facility with a commercial bank to expire in June 2002, with an option to extend the facility for an additional period subject to certain covenants, including maintenance of certain financial ratios. At the beginning of the third quarter, we terminated this credit facility and entered into a new facility as discussed below.

In connection with the acquisition of Micro Networks, we entered into a new revolving credit and term loan facility dated December 31, 2001, which will expire December 31, 2004. The new facility enables us to draw down $45.0 million under the term loan and $10.0 million under the revolving credit facility. At our option, the interest rates under the term loan will be either (1) a base rate, which is the higher of (i) a rate of interest announced from time to time by the lenders' administrative agent as the base rate ("Base Rate") or (ii) the sum of 0.5% per annum plus the federal funds rate or (2) London Interbank Offer Rate ("LIBOR") plus 1.75%. At our option, the interest rates under the Revolving Credit Loan, will be either (1) the Base Rate or (2) the LIBOR Rate plus a pre-formulated margin. During the third quarter of fiscal year 2002, we paid down $1.5 million of the term loan. As of March 30, 2002, $43.5 million was outstanding on our term loan, $12.0 million of this is classified current.

The following summarizes our significant contractual obligations and commitments as of March 30, 2002 (in thousands):

            Contractual                              Less than                                               After
            Obligations              Total             1 year         1 - 3 years      4 - 5 years          5 years
       ----------------------- ----------------- ----------------- ----------------- ---------------- ------------------
       Long-Term Debt                  $ 43,500          $ 12,000          $ 31,500          $    --            $    --
       Operating Leases                  18,700             2,924             8,260            4,837              2,679
       ----------------------- ----------------- ----------------- ----------------- ---------------- ------------------
       Total                           $ 62,200          $ 14,924          $ 39,760          $ 4,837            $ 2,679
       ----------------------- ----------------- ----------------- ----------------- ---------------- ------------------

Operating leases primarily consist of leased facilities that we utilize in various locations.

Certain of our loan agreements require the maintenance of specified financial ratios and impose financial limitations. At March 30, 2002, we were in compliance with the covenants.

On January 4, 2002, we acquired Micro Networks Corporation ("MNC") for $75.2 million, net of cash on hand. The purchase price includes $2.9 million in purchase accounting liabilities related to our preliminary plan to restructure the activities of the acquired entity. The results of MNC have been included in the consolidated financial statements since that acquisition date. The acquisition was accounted for using the purchase method, and accordingly, goodwill of approximately $33.7 million was recorded as part of the transaction.

In fiscal year 2001, we entered into an Investment and Stock Trade Agreement (the "agreement") with Maxtek Technology Co. Ltd ("Maxtek"), a distributor in Taiwan. We invested $4.0 million and own approximately 10% of Maxtek. The agreement states that if Maxtek fails to successfully complete a public offering by December 5, 2005, we, at our sole option, have the right to demand immediate repurchase of all 4.0 million shares, at the original purchase price plus accrued annual interest (commercial rate set by the Central Bank of China) during the said period. Maxtek, our distributor for our PC business in Taiwan and China, represented approximately 19% of our sales for the first nine months of fiscal year 2002, and 13% in the prior year period. Additionally, sales to Maxtech Corporation Limited ("Maxtech"), a Maxtek subsidiary, were 19% of our sales in the first nine months of fiscal year 2002 and 9% in the prior year period.

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

Critical Accounting Policies

In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified below some of the accounting principles critical to our business and results of operations. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We state these accounting policies in Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the consolidated financial statements contained in our Annual Report on Form 10-K for our fiscal year ended June 30, 2001. In addition, we believe our most critical accounting policies include, but are not limited to, the following:

Our preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates and assumptions. Had our estimates been based on a different set of assumptions, then estimates may have resulting in a significant impact of the financial statements.

Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired from business acquisitions. Prior to July 1, 2001, all goodwill was amortized using the straight-line method over periods ranging from five to thirty years. Statement of Financial Accounting Standards Number 142, "Goodwill and Other Intangible Assets" (SFAS 142), addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recorded in the financial statements. Under SFAS 142, goodwill and other indefinite lived intangible assets are no longer amortized. Beginning July 1, 2001, we ceased the amortization of goodwill. Instead, we will, at least annually, review the recoverability of goodwill and other indefinite lived intangible assets. In assessing recoverability, many factors are considered, including historical and forecasted operating results and cash flows of the acquired businesses. After consideration of these factors, we will determine whether or not there is an impairment to goodwill and other indefinite lived intangible assets.

Revenues

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB")issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations", which supersedes Accounting Principles Board Opinion No. 16 ("APB No. 16"), "Business Combinations". The most significant changes made by SFAS No. 141 is the requirement of the usage of the purchase method of accounting for all business combinations initiated after June 30, 2001 and established specific criteria for the recognition of intangible assets separately from goodwill. We adopted this statement during the first quarter of fiscal year 2002.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements. We do not believe that adoption of this statement will have a material impact on our operating results.

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

Interest Rate Risk

In connection with our bank agreement, we entered into an 18-month interest rate swap agreement with the same financial institution. The interest rate swap agreement essentially enables us to manage the exposure to fluctuations in interest rates on a portion of our term loan.

Our term loan requires us to pay interest based on a variable rate. Under the interest rate swap agreement, we are exchanging the variable rate interest on a portion of our term loan, equal to a notional amount of $22.5 million, with a fixed rate of 3.25%. The interest rate swap agreement is in effect until June 2003, with the notional amount decreasing to $14.8 million over the effective period.

The interest rate swap agreement has been designated as a cash flow hedge and, therefore, changes in the fair value of the agreement will be recorded in comprehensive loss. To date there has not been a significant change in fair value.

We do not use derivatives for trading or speculative purposes, nor are we party to leverage derivatives.

The company had interest expense of $0.5 million for the third quarter of fiscal year 2002. The potential increase in interest expense for the third quarter of fiscal year 2002 from hypothetical 2% adverse change in variable interest rates would be approximately $0.2 million.

         Item 6.  Exhibits and Reports on Form 8-K

                  (a)     Exhibits

                                  Exhibit
                                  Number                             Description
                                  -------                            -----------

                                  None

                  (b)     Reports on Form 8-K:

         A report on Form 8-K, dated January 4, 2002, was filed to report the announcement that we had acquired Micro Networks Corporation, a leading supplier of a broad range of precision electronic devices and modules for the optical networking, wireless and broadband infrastructure, and high-end network servers using surface acoustic wave (SAW) technology.

         A report on Form 8-K/A, dated March 20, 2002, was filed to amend its Current Report on Form 8-K dated January 4, 2002, in order to include the financial statements and pro forma information.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           INTEGRATED CIRCUIT SYSTEMS, INC.




Date: May 14, 2002                         By: /s/Hock E Tan
                                              ----------------------------------
                                           Hock E. Tan
                                           President and Chief Executive Officer


Date: May 14, 2002                         By: /s/ Justine F. Lien
                                              ----------------------------------
                                           Justine F. Lien
                                           Vice President, Finance and Chief
                                           Financial Officer
                                           (Principal financial & accounting
                                           officer)