Form 10-K
period 2002-06-29
INTEGRATED CIRCUIT SYSTEMS INC
filed 2002-09-11
CIK 874689

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended June 29, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-19299

INTEGRATED CIRCUIT SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2000174
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2435 Boulevard of the Generals, Norristown, Pennsylvania	19403
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (610) 630-5300

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

On September 6, 2002, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $1,103,000,000.00.

As of September 6, 2002, there were 67,443,114 shares of Common Stock, $0.01 par value, outstanding.

PART I

Item 1.     Business

General

Integrated Circuit Systems, Inc. was incorporated in Pennsylvania in 1976, and began by designing and marketing custom application specific integrated circuits (“ASICs”) for various industrial customers. In particular, we were noted for our unique expertise in designing ASICs, which combined both analog and digital, or “mixed-signal”, technology. By 1988, we had adopted a strategy of developing proprietary integrated circuits (“ICs”) to capitalize on our complex mixed-signal design technology and pioneered the market for frequency timing generators or silicon timing devices which provide the timing signals or “clocks” necessary to synchronize high performance electronic systems. Clocks replaced the multiple crystal oscillators and other peripheral circuitry previously used to generate and synchronize timing signals, thus providing savings in board space, power consumption and cost. Our clock products were initially used in video graphics applications in personal computers (“PCs”), but subsequently expanded to include motherboards, PC peripheral devices such as disk drives, audio cards, laser printers and other digital consumer electronics such as digital set-top boxes and flat panel displays. We further extended into communications, which develops high performance clocking solutions supporting networking, telecommunication, workstation and server applications. Additionally, we now offer surface acoustic wave (“SAW”) technology to develop high performance products for optical networking and wireless infrastructure markets.

Our “first” initial public offering of common stock occurred in June 1991, at which time our common stock commenced trading on the Nasdaq National Market under the symbol ICST.

On May 11, 1999, we merged with ICS Merger Corp., a transitory merger company formed and wholly owned by the affiliates of Bain Capital, LLC and Bear, Stearns and Company Inc. We refer to this event as the recapitalization. We issued $100.0 million in aggregate principal amount of senior subordinated notes and entered into a $95.0 million senior credit facility in connection with the recapitalization. Our common stock was no longer traded on the Nasdaq National Market. We no longer filed periodic reports with the Securities and Exchange Commission until we filed the registration statement filed in connection with the exchange offer for the senior subordinated notes in October 1999.

On May 22, 2000, we completed our “second” initial public offering of 12.5 million shares of our common stock. We used the net proceeds of this initial offering to repay our bank debt, close our tender offer for subordinated notes, and pay the fees and expenses associated with the offering.

On May 31, 2001, a secondary offering took place, in which certain shareholders of the Company sold 11.3 million shares of our common stock to the public. We did not receive any of the proceeds from the sale of the shares in this secondary offering.

On January 4, 2002 we acquired Micro Networks Corporation (“MNC”) for $77.3 million, net of cash acquired. MNC is a supplier of a broad range of precision electronic devices and modules for optical networking wireless and broadband infrastructure, high-end network servers and defense electronic markets. We believe that by acquiring MNC we now have access to technology, that will enhance the performance of our silicon timing products in order to strengthen our position within existing strategic markets such as servers and storage systems. The purchase price includes $5.7 million in purchase accounting liabilities related to our preliminary plan to restructure the activities of MNC. The results of MNC have been included in the consolidated financial statements since the acquisition date.

Products and Product Applications

We supply a broad line of timing products for use in PC motherboard and peripheral applications. These silicon timing devices control multiple processes by providing and synchronizing the timing of the computer system, including signals from the video screen, graphics controller, memory, keyboard, microprocessor, disk drives and communication ports.

We also design, develop and market silicon timing devices for non-PC motherboard applications such as digital videodisk players, digital set-top boxes, digital cameras, laser printers, flat panel displays and digital TVs. Crystal oscillators have traditionally served the timing requirements of these products. Crystal oscillators are predominately quartz-based crystals that resonate at a single set frequency. In situations where a single clock can replace multiple crystal oscillators, clocks have emerged as both more cost-effective and technologically superior solutions than the crystal-based standard. We view the $3 billion crystal-based oscillator market as a future growth opportunity, as our clock products provide viable alternatives to the present crystal-based standard. Several application segments are leading the conversion from crystal oscillators to silicon timing devices, including digital set-top boxes, telecom and networking equipment and mass storage systems.

A significant growth area for clocks is communications. As the Internet usage expands, there is a need for increased bandwidth and infrastructure. These increased requirements are driving demands for silicon timing devices.

We also sell leading edge mixed-signal (analog and digital) integrated circuits customized to the specific requirements of a broad range of customers and applications. Custom mixed-signal products are used in medical, consumer and industrial applications. Custom mixed-signal integrated circuits are typically sold through development and product contracts of five years or more, which generally provide a minimum purchase commitment by the customer.

Micro Networks’ main frequency source product line includes fixed-frequency and voltage-controlled oscillators, phase-locked loops, synthesizers and clock distribution modules. The company’s SAW-based product offerings are narrow and wideband bandpass and band reject filters, switched filter banks and unity gain modules. SAW technology is also used for several oscillator-based products.

Sales and Marketing

We market our products through a direct sales force that manages a worldwide network of independent sales representatives and distributors. We direct our sales efforts through offices in Norristown, PA, San Jose, CA, Worcester, MA, Taipei, Taiwan, Tokyo, Japan, Seoul, Korea and throughout Europe. We currently have more than 900 OEM end customers. Maxtek Technology Co. Ltd. and Maxtech Corporation Limited, overseas distributors in Taiwan and Hong Kong respectively, who are commonly controlled, accounted for 19% and 18% of our fiscal year 2002 revenue. These international distributors sell to approximately 140 OEM end customers.

Foreign sales are directly conducted by sales representatives and distributors located in the Pacific Rim and Europe, and managed by direct sales staff in the Europe, Taiwan and Japan sales offices. Foreign sales are denominated in U.S. dollars and are subject to risks common to export activities, including governmental regulation and trade barriers.

Our backlog includes customer-released orders with firm schedules for shipment within the next twelve months. These orders may not be canceled generally without 45 days advance notice. Customer relationships are generally not subject to long-term contracts. Products delivery schedules are frequently revised to reflect changes in customer needs. For these reasons, our backlog at any particular date is not representative of actual sales for any succeeding period, and we believe that our backlog is not a meaningful indicator of future revenues.

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

Manufacturing

We qualify and utilize third party suppliers for the manufacture of silicon wafers. Most of our wafers currently are manufactured by outside suppliers, two of which supply the substantial majority of our wafers. The manufactured wafers are packaged primarily at four assemblers. We typically agree upon production schedules with our suppliers based on order backlog and demand forecasts for the approaching three-month period.

In addition we have production facilities in Worcester, MA and Auburn, NY. Worcester is our SAW wafer fabrication facility with sub-micron capabilities. Our Auburn facility houses the personnel for testing and assembly for the majority of our military and defense products. Low volume assembly is performed in-house while high volume is subcontracted out to off shore manufacturers.

We have our own test and drop-ship facility in Singapore’s Kolam Ayer Industrial Park to achieve faster delivery of our products to customers throughout the world. The Singapore facility handles wafer probe and final testing for various integrated circuits used in personal computers, data storage devices and other peripheral applications.

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

During fiscal year 2002, we have developed and introduced to market over 400 new products. For over twenty years, we have developed libraries of proprietary mixed-signal integrated circuit designs and have invested in extensive computer-aided design and engineering resources specifically designed to support the increasing complexity and customized nature of silicon timing devices. Our company’s SAW capabilities include a library of device design algorithms utilized by our engineers. Investments in research and development were approximately $29.2 million, $28.3 million and $24.8 million in fiscal years 2002, 2001 and 2000, respectively. Such expenses typically include costs for engineering personnel, prototype and wafer mask costs, and investment in design tools and support overhead related to new and existing product development. As of June 29, 2002, our research and development staff comprised 133 people. We will continue to invest in research and new product development and invest in new technologies to support our current and future customers.

Patents, Licenses and Trademarks

We hold several patents, as well as copyrights, mask works, and trademarks with respect to our various products and expect to continue to file applications for the same in the future as a means of protecting our technology and market position. Most of our earlier patents carry a 20-year life and begin expiring in fiscal year 2010. In addition, we seek to protect our proprietary information and know-how through the use of trade secrets, confidentiality agreements and other security measures. To augment product feature sets or accelerate development schedules, we license certain technologies. No single license, however, is believed to be material to our business. In certain instances, we have performed design services pursuant to an agreement by which we transferred certain of our intellectual property rights in the final product to our customers. Such transfers are also not deemed material to our business. There can be no assurance, however, that these measures and/or others will be adequate to safeguard our interests or preserve our competitive position or protect us from allegations regarding potential patent infringement.

In connection with the purchase of MNC, we acquired $36.3 million of intangible assets based on an independent appraisal. Of this amount, $2.9 million was assigned to research and development assets that were written off at the date of acquisition. The remaining $33.4 million of intangible assets include a customer base valued at $12.0 million (6 year weighted-average useful life); a trade name valued at $3.0 million (indefinite useful life) and developed technology valued at $18.4 million (indefinite useful life).

As is typical in the semiconductor industry, we have, from time to time, been notified that we may be infringing certain patents and other intellectual property rights of others. Such matters are evaluated and reviewed with counsel. There can be no assurance that litigation will not be commenced in the future regarding any claim of infringement of any intellectual property right, or that, if required, any licenses or other rights could be obtained on acceptable terms.

See also Item 3 “Legal Proceedings”.

Competition

In general, the semiconductor and PC component industries are intensely competitive and characterized by rapid technological changes, price erosion, cyclical shortages of materials, and variations in manufacturing yields and efficiencies. Our ability to compete in this dynamic and opportunistic environment depends on factors both within and outside our control, including new product introduction, product quality, product performance and price, cost-effective manufacturing, general economic conditions, the performance of competition and the growth and evolution of the industry in general. There are several substantial entities, in the industry who are much larger than us and who could, and do, exert significant influence in determining the pace and key trends in the development of PCs and PC components. Moreover, some of our current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources. Competitors also include privately owned and emerging companies attempting to secure a share of the market for our products.

Forward-Looking Statements

This report contains forward-looking statements, including, without limitation, statements concerning the conditions in the semiconductor and semiconductor capital equipment industries, our operations, economic performance and financial condition, including in particular statements relating to our business and growth strategy and product development efforts. The words “believe,” “expect,” “anticipate,” “intend” and other similar expressions generally identify forward-looking statements. For such statements we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The reader is cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements, are based largely on our current expectations and are subject to a number of risks and uncertainties, including, without limitation, those identified under the “Factors That May Affect Future Results” section and elsewhere in this report and other risks and uncertainties indicated from time to time in our other filings with the Securities and Exchange Commission (“SEC”). Actual results could differ materially from these forward-looking statements. In addition, important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors and various other competitive factors. In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this report will in fact occur.

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

Factors that could cause our operating results to fluctuate that relate to our internal operations include:

•	the need for continual, rapid new product introductions;

•	changes in our product mix; and

•	our inability to adjust our fixed costs in the face of any declines in sales.

Factors that could cause our operating results to fluctuate that depend on our suppliers and customers include:

•	the timing of significant product orders, order cancellations and rescheduling;

•	the availability of production capacity and fluctuations in the manufacturing yields at third parties’ facilities that manufacture our devices; and

•	the cost of raw materials and manufacturing services from our suppliers.

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

Our markets may experience severe and prolonged, downturns in the future. According to the Semiconductor Industry Association (“SIA”), calendar year 2001 was the most severe year ever in the semiconductor industry, experiencing a 32% decline. However, sales began to turn towards the end of calendar year 2001 and the SIA is currently projecting a 6.3% growth for calendar year 2002 and 21% growth in calendar years 2003 and 2004.

The markets for our products depend on continued demand for PCs, communications equipment and consumer electronics. There can be no assurance that these end-user markets will not experience changes in demand that will adversely affect our business.

Our Inability to Introduce New Products Based on the Latest Technology Could Adversely Affect our Business

The markets for our products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. Product life cycles are continually becoming shorter, which may cause the gross margins of semiconductor products to decline as the next generation of competitive products is introduced. Therefore, our future success is highly dependent upon our ability to continually develop new products using the latest and most cost-effective technologies, introduce our products in commercial quantities to the marketplace ahead of the competition and have our products selected for inclusion in products of leading systems manufacturers’ products. We cannot assure you that we will be able to regularly develop and introduce such new products on a timely basis or that our products, including recently introduced products, will be selected by systems manufacturers for incorporation into their products. Our failure to design and develop such new products, to have our products available in commercial quantities ahead of competitive products or to have our products selected for inclusion in products of systems manufacturers would have a material adverse effect on our results of operations and financial condition.

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

We currently depend upon third-party suppliers for the manufacture of the silicon wafers from which our finished integrated circuits are manufactured and for the packaging of finished integrated circuits from silicon wafers. We cannot assure you that we will be able to obtain adequate quantities of processed silicon wafers within a reasonable period of time or at commercially reasonable rates. In the past, the semiconductor industry has experienced disruptions from time to time in the supply of processed silicon wafers due to quality or yield problems or capacity limitations. Two outside foundries manufacture virtually all of our wafers. If one or more of these foundries is unable or unwilling to produce adequate supplies of processed wafers on a timely basis, it could cause significant delays and expense in locating a new foundry and redesigning circuits to be compatible with the new manufacturer’s processes and, consequently, could have a material adverse effect on our results of operations and financial condition. We also rely upon third parties for the assembly of our finished integrated circuits from processed silicon wafers. We currently rely on four assemblers, two of which produce most of our finished integrated circuits. While we believe that there is typically a greater availability of assemblers than silicon wafer foundries, we could nonetheless incur significant delays and expense if one or more of the assemblers upon which we currently rely are unable or unwilling to assemble finished integrated circuits from silicon wafers.

If we lose any customers, our sales could decline.

Our 10 largest OEM end customers accounted for approximately 52% of our total revenue in fiscal year 2002. Maxtek Technology Co. Ltd. and Maxtech Corporation Limited, overseas distributors in Taiwan and Hong Kong respectively, who are commonly controlled, accounted for 19% and 18% of our fiscal year 2002 revenue. These international distributors sell to approximately 140 OEM end customers. Because we are dependent upon continued revenue from OEM end customers, any material delay, cancellation or reduction of orders from these or other major customers could cause our sales to decline significantly. There is no guarantee that we will be able to retain any of our customers. In addition, our customers may materially reduce the amount of product ordered from us at any time. This could cause a significant decline in our net sales and we may not be able to reduce the accompanying expenses at the same time.

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

For the fiscal years 2002, 2001, and 2000, we generated approximately 78.6%, 71.0% and 70.7% of our revenue, respectively, from international markets. These sales were generated primarily from customers in the Pacific Rim region and included sales to foreign corporations, as well as to foreign subsidiaries of U.S. corporations. Certain of our international sales are to customers in the Pacific Rim region, who in turn sell some of their products to North America, Europe and other non-Asian markets. In addition, two of our wafer suppliers and all of our assemblers are located in the Pacific Rim region. There can be no assurance that the effect of an economic crisis on our suppliers will not impact our wafer supply or assembly operations, or that the effect on our customers in that region will not adversely affect both the demand for our products and the collectibility of our receivables. Our international business activities in general are subject to a variety of potential risks resulting from certain political, economic and other uncertainties including, without limitation, political risks relating to a substantial number of our customers being in Taiwan. Certain aspects of our operations are subject to governmental regulations in the countries in which we do business, including those relating to currency conversion and repatriation, taxation of our earnings and earnings of our personnel, and our use of local employees and suppliers. Our operations are also subject to the risk of changes in laws and policies in the various jurisdictions in which we do business, which may impose restrictions on us. We cannot determine to what extent our future operations and earnings may be affected by new laws, new regulations, changes in or new interpretations of existing laws or regulations or other consequences of doing business outside the U.S. Our activities outside the U.S. are subject to additional risks associated with fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange, even though business is denominated in U.S. dollars. Additionally, worldwide semiconductor pricing is influenced by currency fluctuations and the devaluation of foreign currencies could have a significant impact on the prices of our products if our competitors offer products at significantly lower prices in an effort to maximize cash flows to finance short-term, dollar denominated obligations; such devaluation could also impact the competitive position of our customers in Taiwan and elsewhere, which could impact our sales. Currently, we do not engage in currency hedging activities as all transactions are denominated in U.S. dollars.

We may make acquisitions, which could subject us to a number of operational risks.

In order to grow our business and maintain our competitive position, we may acquire other businesses in the future. We cannot predict whether or when any acquisitions will occur. Acquisitions commonly involve certain risks, and we cannot assure you that any acquired business will be successfully integrated into our operations or will perform as we expect. Any future acquisitions could involve certain other risks, including the assumption of additional liabilities, potentially dilutive issuances of equity securities and diversion of management’s attention from other business concerns. Furthermore, we may issue equity securities or incur debt to pay for any future acquisitions. If we issue equity securities, your percentage of ownership of our company would be reduced. If we issue debt securities, our financial condition may be strained by the requirement to pay interest and other debt-related costs. In addition, our operations may be restricted by the covenants associated with these debt securities. We may also enter into joint venture transactions. Joint ventures have the added risk that the other joint venture partners may have economic, business or legal interests or objectives that are inconsistent with our interests and objectives. We may also have to fulfill our joint venture partners’ economic or other obligations if they fail to do so.

Our inability to secure and protect our intellectual property, and/or the effort of third parties to enforce their own intellectual property rights against us, has in the past resulted and may in the future result in costly and time-consuming litigation.

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

Patents covering a variety of semiconductor designs and processes are held by various companies. We have from time to time received, and may in the future receive, communications from third parties claiming that we may be infringing certain of such parties’ patents and/or other intellectual property rights. Any infringement claim or other litigation against or by us could have a material adverse effect on our results of operations and financial condition.

Virtually all of our key engineers worked at other companies or at universities and research institutions before joining us. Disputes may arise as to whether technology developed by such engineers was first discovered when they were employed by or associated with other institutions in a manner that would give third parties rights to such technology superior to our rights, if any. Disputes of this nature may arise in the future, and there can be no assurance that we will prevail in these disputes. To the extent that consultants, vendors or other third parties apply technological information independently developed by them or by others to our proposed products, disputes may also arise as to the proprietary rights to such information, which may not be resolved in our favor.

Loss of certain key members of our management or inability to attract and retain skilled personnel could negatively impact our business prospects.

We are dependent upon our ability to attract and retain highly skilled technical and managerial personnel. We do not maintain “key man” life insurance on Mr. Tan or any of our other technical or managerial personnel. We believe that our future success in developing marketable products and achieving a competitive position will depend in large part upon whether we can attract and retain skilled personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting and retaining the personnel we require to successfully develop new and enhanced products and to continue to grow and operate profitably. Furthermore, retention of technical and engineering personnel in our industry typically requires us to present competitive compensation packages, including stock option grants.

Some of our products may be subject to product liability claims.

Certain of our custom integrated circuits products are sold into medical markets for applications, such as hearing aids. In certain cases, we have provided or received indemnities with respect to possible third-party claims arising from these products. Although we believe that exposure to third-party claims has been minimized, there can be no assurance that we will not be subject to third-party claims in these or other applications or that any indemnification or insurance available to us will be adequate to protect us from liability. A product liability claim, product recall or other claim, as well as any claims for uninsured liabilities or in excess of insured liabilities, could have a material adverse effect on our results of operations and financial condition.

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

Provisions of our articles of incorporation and by-laws may inhibit changes in control of our company not approved by our board of directors and would limit the circumstances in which a premium may be paid for the common stock in proposed transactions, or a proxy contest for control of the board may be initiated. These provisions provide for:

•	the authority of our board of directors to issue, without shareholder approval, preferred stock with such terms as our board of directors determines;

•	classified board of directors;

•	a prohibition on shareholder action through written consents;

•	a requirement that special meetings of shareholders be called only by our chief executive officer or board of directors; and

•	advance notice requirements for shareholder proposals and nominations.

Subchapter F of Chapter 25 of the Pennsylvania Business Corporation Law of 1988 prohibits certain transactions with a 20% shareholder, an “ interested shareholder,” for a period of five years after the date any shareholder becomes an interested shareholder unless the interested shareholder’s acquisition of 20% or more of the common stock is approved by our board of directors. This provision may discourage potential acquisition proposals and limit the circumstances in which a premium may be paid for our company.

The stock prices of technology companies such as ours are highly volatile and could drop unexpectedly.

The public markets have experienced volatility that has particularly affected the market prices of securities of many technology companies for reasons that have often been unrelated to operating results. During the course of the preceding twelve months ended June 29, 2002 the market price of our common stock traded within a range of $9.67 to $27.09 per share. This volatility may adversely affect the market price of our common stock and our visibility and credibility in the markets.

Employees

As of June 29, 2002, we had 512 full-time employees, 133 of whom were engaged in research and development, 44 in sales, 24 in marketing and technical support, 65 in finance and administration and 246 in manufacturing support and operations. We have incentive programs to reward and retain our personnel, especially our key research and development staff.

Item 2.    Properties

Our corporate headquarters, covering 61,000 square feet, is located in Norristown, Pennsylvania. The lease term is eight years with monthly rent beginning at approximately $51,000 for the first year and progressively increasing each year to approximately $63,000 in the eighth year. We also have a renewal option of three or more years after the initial eight-year term.

We opened a 10,000 square foot design facility in Tempe, Arizona in January 2000. The lease term for this facility is five years with monthly rent beginning at approximately $9,300 for the first year and progressively increasing each year to approximately $10,100 in the fifth year.

We utilize a facility located in Singapore for testing, warehousing, sales and administration, which consists of 21,000 square feet of space leased pursuant to an agreement, which expires in August 2003. The rent for this facility is approximately $19,000 per month.

Our San Jose operations consist of 70,000 square feet of office space pursuant to a new lease agreement, which will expire in December 2008. We believe that this new facility is adequate to meet our requirements going forward. Monthly rent began at $100,100 per month, increasing annually to approximately $130,608 per month in 2008.

Our Worcester, Massachusetts facility consists of 86,200 square feet of office space leased pursuant to an agreement, which expires in December 2010 with monthly rent of approximately $39,400, progressively increasing each year to approximately $48,000 in the tenth year, with an option to renew for two more terms of 5 years.

Our Bloomfield, Connecticut facility consists of 17,425 square feet of office space leased pursuant to an agreement, which expires in October 2001 with monthly rent of approximately $6,170.

Our Auburn, New York facility, which is primarily our defense production location, consists of 21,533 square feet. This property was purchased in March of 1998.

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

On March 28, 2001, Cypress Semiconductor Corporation (“Cypress”), filed a patent infringement lawsuit in Delaware federal court against us (“Delaware Lawsuit”). On April 4, 2001, we filed a patent infringement lawsuit in California federal court against Cypress (“California Lawsuit”). On July 20, 2001, Cypress filed a complaint with the International Trade Commission (“ITC”), against us for infringement of one patent, and on November 5, 2001, we filed a complaint with the ITC against Cypress for infringement of two patents (collectively, “ITC Actions”). After we filed the second Motion for Summary Determination in the ITC Actions, which were consolidated, we and Cypress resolved all litigation between ourselves. We have accrued the cost of this settlement as of June 29, 2002. On August 15, 2002, the Delaware Lawsuit was dismissed with prejudice. On August 23, 2002, the California Lawsuit was dismissed with prejudice. On or about August 26, 2002, the Judge in the ITC Actions granted the Joint Motion to Terminate the Investigation. As of the date of the filing of this Form 10-K, we are no longer engaged in any litigation with Cypress.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded in the over-the-counter market on the Nasdaq National Market System under the symbol ICST. Below are the quarterly high and low sale prices of our common stock for the fiscal years ended June 29, 2002 and June 30, 2001.

	Fiscal Year 2002		Fiscal Year 2001
	High	Low	High	Low
First quarter ended Sep 29 and Sep 30	22.89	11.77	29.50	16.00
Second quarter ended Dec 29 and Dec 30	24.45	9.67	21.13	11.00
Third quarter ended Mar 30 and Mar 31	27.09	17.27	24.00	12.94
Fourth quarter ended June 29 and Jun 30	23.00	15.33	20.50	12.50

We have not in the past, and do not expect for the foreseeable future to pay, dividends on our common stock. Instead, we anticipate that all of our earnings in the foreseeable future will be used for working capital and other general corporate purposes. Our existing term loan restricts our ability to pay dividends to the holders of our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

As of June 29, 2002, we had 67.2 million shares outstanding.

Item 6.    Selected Consolidated Financial Data

Five Year Summary
(In thousands, except for per share data)

	Year Ended
	June 29, 2002	June 30, 2001	July 1, 2000	July 3, 1999	June 27, 1998
Consolidated Statement of Operations Data:
Revenue	$182,654	$188,298	$165,521	$139,063	$160,634
Gross margin	106,350	116,301	99,398	74,567	71,775
Research and development	29,239	28,301	24,848	21,316	19,797
Special charges(1)	2,900	—	—	15,051	—
Operating income	41,058	66,194	50,946	18,406	32,300
Income (loss) from continuing operations	37,778	56,458	31,370	23,043	21,375
Loss from extraordinary item(2)	—	—	(16,638)	—	—
Net income (loss)	$37,778	$56,458	$14,732	$23,043	$21,375
Diluted income per share(3)	$0.54	$0.81	$0.30	$0.86	$0.96
Weighted average shares outstanding (diluted)(3)	70,192	69,573	49,871	26,277	22,264

	June 29, 2002	June 30, 2001	July 1, 2000	July 3, 1999	June 27, 1998
Consolidated Balance Sheet Data:
Working capital	$129,063	$128,036	$56,094	$26,910	$65,113
Total assets	276,392	154,117	100,485	87,795	108,009
Long-term debt, less current portion(4)	28,514	280	835	169,000	1,380
Shareholders’ equity (deficit)(4)	183,971	139,053	68,920	(106,912)	89,768

(1)
On January 4, 2002, we acquired Micro Networks Corporation. The acquisition resulted in a charge of $2.9 million related to the write-off of in-process research and development costs. On May 11, 1999, we merged with ICS Merger Corp., a transitory merger company formed and wholly owned by the affiliates of Bain Capital, LLC and Bear, Stearns and Company Inc. (the “Equity Investors”). We refer to this event as the recapitalization. In connection with the recapitalization, we recorded a compensation charge of $15.1 million related to the accelerated vesting, cash-out and conversion of employee stock options.

(2)
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

(3)
Diluted income per share and weighted average shares outstanding-diluted have been adjusted to reflect the 1.6942-to-1 common stock-split that occurred as of the pricing date of the initial public offering for all periods shown.

(4)
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

See accompanying notes to the consolidated financial statements

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

We design, develop and market silicon timing devices that emit timing signals used to sequence and synchronize electronic operations to ensure that information is interpreted at the right time and speed. Our silicon timing devices are used in computing systems, such as PCs, workstations, disk drives and printers, as well as in a wide range of digital consumer products, such as digital set-top boxes, HDTVs, DVD players, MP3 players, digital audio and imaging products and video game consoles. Increasingly, our silicon timing devices are also being used in products within the communications infrastructure industry, including Internet backbone, access and networking equipment, such as optical switches, routers, cable and DSL modems, servers and storage area networks. All digital devices require a timing signal and those with any degree of complexity require silicon timing devices to time and synchronize their various operations. Additionally, we now offer surface acoustic wave (“SAW”) technology to develop high performance products for optical networking and wireless infrastructure markets.

Prices for our products are predominantly a function of their position in the product life cycle, design complexity, competitive environment, the price of alternative solutions such as crystal oscillators and overall market demand. We recognize revenue upon shipment, and substantially all of our sales are made on the basis of purchase orders rather than long-term agreements.

Significant Transactions

Acquisition of Micro Networks Corporation

On January 4, 2002 we acquired Micro Networks Corporation (“MNC”) for $77.3 million, net of cash. We believe that by acquiring MNC we now have access to technology, that will enhance the performance of our silicon timing products in order to strengthen our position within existing strategic markets such as servers and storage systems. The purchase price includes $5.7 million in purchase accounting liabilities related to our preliminary plan to restructure the activities of the acquired entity. The results of MNC have been included in the consolidated financial statements since the acquisition date.

Secondary Public Offering

In May 2001, a secondary offering took place, in which certain shareholders of the Company sold 11.3 million shares of our common stock to the public. We did not receive any of the proceeds from the sale of the shares in this secondary offering.

Initial Public Offering

On May 22, 2000, we completed our initial public offering (IPO) of 12.5 million shares of our common stock. We used the net proceeds of this initial offering to repay our bank debt, close our tender offer for our subordinated notes and pay the fees and expenses associated with the offering and the tender offer.

The Recapitalization

In our May 1999 recapitalization affiliates of Bain Capital, LLC, an affiliate of Bear Stearns and Co., Inc. and certain members of management made an aggregate equity investment in our Company of approximately $50 million as part of agreements to redeem and purchase all of our outstanding publicly held shares of common stock and vested options for consideration (including fees and expenses) totaling $294.4 million.

Annual Results of Operations

The following table sets forth statement of operations line items as a percentage of total revenue for the periods indicated and should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

(Expressed as a percentage of total revenue)

	Year Ended
	June 29, 2002	June 30, 2001	July 1, 2000
Revenue	100.0%	100.0%	100.0%
Gross margin:	58.2	61.8	60.1
Research and development expense	16.0	15.0	15.0
Selling, general and administrative expense	18.1	11.6	14.3
Non-recurring special charge	1.6	—	—

Operating income	22.5	35.2	30.8
Interest and other income	1.7	1.9	0.7
Interest expense	(0.6)	(0.1)	(10.0)

Income before income taxes from continuing operations	23.6	37.0	21.5
Income tax expense	2.9	7.0	2.6

Income from continuing operations	20.7	30.0	18.9
Extraordinary item	—	—	(10.0)

Net income	20.7%	30.0%	8.9%

Fiscal Year 2002, as Compared to Fiscal Year 2001

Revenue.    Total revenue for fiscal year ended June 29, 2002, decreased by $5.6 million to $182.7 million as compared to the previous year. The decrease is primarily due to the decline in end market demand, which affected overall revenue and was offset by the acquisition of Micro Networks Corporation (“MNC”) in the March quarter. Although we have experienced stabilization in our average selling prices for the second half of fiscal year 2002, the average selling price declined 6.8% while volume increased 4.0%.

Foreign revenue, which includes shipments of integrated circuits to foreign companies as well as offshore subsidiaries of US multinational companies, was 78.6% of total revenue for fiscal year 2002 as compared to 71.0% of total revenue in the prior year. The increase in foreign revenue as a percentage of total revenue was due to declining domestic sales as our customers have responded to tight markets by moving portions of their manufacturing operations to overseas markets with lower labor costs and increased European sales due to the addition of MNC. Certain of our international sales were to customers in the Pacific Rim, which in turn sold some of their products to North America, Europe and other non-Asian markets.

Gross Margin.    Cost of sales increased $4.3 million to $76.3 million for fiscal year 2002, as compared to the prior year period. Gross margin as a percentage of total revenue was 58.2% for fiscal year 2002 as compared to 61.8% in the prior year. The overall decrease in gross margin as a percentage of revenue is due to product mix. In addition the non-recurring charge of $1.3 million related to the fair value adjustment to inventory that was acquired in connection with the acquisition of MNC and sold during fiscal year 2002 further reduced margins.

Research and Development Expense.    Research and development expense increased $0.9 million to

$29.2 million for fiscal year 2002 as compared to the prior year. As a percentage of revenue, research and development increased to 16.0% as compared to 15.0% in fiscal year 2001. The increase in research and development in dollar terms is the result of the acquisition of MNC, offset slightly by the impact of company wide cost saving initiatives.

Selling, General, Administrative and Other.    Selling, general, administrative and other expense, including amortization of intangibles and management fees, increased $11.4 million to $33.2 million for fiscal year 2002 as compared to the prior year period. As a percentage of total revenue, selling, general, administrative and other expenses increased to 18.1% of revenue as compared to 11.6% in the prior year period. The increase is attributable to the purchase of MNC and increased legal fees associated with certain patent litigation. In addition, due to a conclusion in certain patent litigation, expenses related to this litigation were charged against selling, general, administrative and other expense. During fiscal year 2001 selling, general, administrative and other expense was offset by the receipt of $2.0 million in insurance proceeds received in relation to litigation charges incurred during fiscal year 2000. Excluding this litigation-related item, selling, general, administrative and other expense had increased as a percentage of revenue to 18.1% in fiscal year 2002, compared to 12.6% in fiscal year 2001.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, we ceased the amortization of goodwill beginning July 1, 2001. Instead, we will, at least annually, review the recoverability of goodwill and other indefinite lived intangible assets. We had $0.2 million in amortization expense during fiscal year 2001.

In Process Research and Development.    In connection with the acquisition of MNC, we incurred a one-time charge of $2.9 million for the write-off of in process research and development during fiscal year 2002.

The value of in-process research and development was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate includes a risk-adjusted discount rate to take into account the uncertainty surrounding the successful development of the purchased in-process technology.

Operating Income.    In dollar terms, operating income was $41.1 million in fiscal year 2002 compared to $66.2 million in the prior year period. Expressed as a percentage of revenue, operating income was 22.5% and 35.2% in fiscal year 2002 and fiscal year 2001, respectively.

Interest and Other Income.    Interest and other income was $3.2 million for fiscal year ended June 29, 2002 and $3.6 million in the prior year period. Although we have a greater cash balance available for investing, the overall decrease in federal rates over the past year has affected our investment income.

Interest Expense.    Interest expense was $1.1 million in fiscal year 2002 and $0.2 million in fiscal year 2001. The increase in expense is due to the $45.0 million term debt incurred in order to purchase MNC.

Income Tax Expense.    Our effective tax rate was 12.4% and 18.9% for fiscal years 2002 and 2001, respectively. The effective tax rate for fiscal years 2002 and 2001 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income for five years. We have filed an extension for the pioneer status. The tax rate dropped in fiscal year 2002 as we had increased income from our Singapore facility. We do not currently calculate deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be a $36.3 million liability as of June 29, 2002.

Fiscal Year 2001, as Compared to Fiscal Year 2000

Revenue.    Total revenue for fiscal year ended June 30, 2001, increased by $22.8 million to $188.3 million as compared to the similar period in the previous year. The 13.8% increase is principally attributable to strong demand for our PC motherboard and digital set-top box products. The average selling price declined 7.2%, while the volume increased 22.6%.

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

Selling, General, Administrative and Other.    Selling, general, administrative and other expense, including goodwill amortization and management fees, decreased $1.8 million to $21.8 million for fiscal year 2001 as compared to the prior year period. As a percentage of total revenue, selling, general and administrative expenses decreased to 11.6% of revenue as compared to 14.3% in the prior year period. This decrease is attributable to the inclusion of a $4.0 million charge incurred in connection with the settlement of a lawsuit during fiscal year 2000. In addition, fiscal year 2001 is net of $2.0 million in insurance proceeds received in relation to this litigation. Excluding these two litigation-related items, selling, general, administrative and other expense had increased as a percentage of revenue to 12.6% in fiscal year 2001, compared to 11.8% in fiscal year 2000. This increase is primarily due to the amortization, in fiscal year 2001, of deferred compensation relating to options granted in the third quarter of fiscal year 2000 and variable expense relating to increased revenue. Goodwill amortization also remained flat at $0.2 million for both periods presented.

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

Income Tax Expense.    Our effective tax rate related to income from continuing operations was 18.9% and 11.9% for fiscal years 2001 and 2000, respectively. The decrease in interest expense caused profitability in the U.S. to increase, resulting in a rise in the consolidated tax rate. The effective tax rate for fiscal years 2001 and 2000 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income for five years. We do not currently calculate deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be a $25.2 million liability as of June 30, 2001.

Liquidity and Capital Resources

At June 29, 2002, our principal sources of liquidity included cash and investments of $110.5 million as compared to the June 30, 2001 balance of $94.4 million. The cash and investments include amounts, which have been permanently reinvested into the Singapore operations. If we were to repatriate these amounts, they would be subject to US Federal Income Tax. Net cash provided by operating activities was $63.0 million in fiscal year 2002, as compared to $71.3 million in the prior year period. The decrease is primarily attributable to the decrease in operating income. Our days sales outstanding decreased from 71 days in the fourth quarter of fiscal year 2001 to 47 days in the fourth quarter of fiscal year 2002. With the acquisition of MNC affecting inventory balances, inventory turns decreased from 5.17 times in the fourth quarter of fiscal year 2001 to 4.72 times respectively in the fourth quarter of fiscal year 2002.

Purchases for property and equipment were $3.4 million in fiscal year 2002 as compared to $3.3 million in the prior year period. These expenditures were primarily to support our testing facility in Singapore and the manufacturing facility in Worcester, MA acquired with MNC.

In September, we announced a repurchase program, which authorized the purchase, from time to time, of 2.0 million shares of our common stock on the market. As of June 29, 2002, we had purchased 655,000 shares for $7.8 million.

In June 2000, we obtained a $30.0 million revolving credit facility with a commercial bank to expire in June 2002, with an option to extend the facility for an additional period subject to certain covenants, including maintenance of certain financial ratios. At the beginning of the third quarter, we terminated this credit facility and entered into a new facility as discussed below.

In connection with the acquisition of MNC, we entered into a new revolving credit and term loan facility dated December 31, 2001, which will expire December 31, 2004. The new facility enables us to draw down $45.0 million under the term loan and $10.0 million under the revolving credit facility. At our option, the interest rates under the term loan will be either (1) a base rate, which is the higher of (i) a rate of interest announced from time to time by the lenders’ administrative agent as the base rate (“Base Rate”) or (ii) the sum of 0.5% per annum plus the federal funds rate or (2) London Interbank Offer Rate (“LIBOR”) plus 1.75%. At our option, the interest rates under the Revolving Credit Loan, will be either (1) the Base Rate or (2) the LIBOR Rate plus a pre-formulated margin. During the third and fourth quarters of fiscal year 2002, we paid down $3.0 million of the term loan. As of June 29, 2002, $42.0 million was outstanding on our term loan; $13.5 million of this is classified current.

The following summarizes our significant contractual obligations and commitments as of June 29, 2002 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt	$42,000	$13,500	$28,500	$—	$—
Operating Leases	18,035	2,994	8,212	4,679	2,150

Total	$60,035	$16,494	$36,712	$4,679	$2,150

Operating leases primarily consist of leased facilities that we utilize in various locations.

Certain of our loan agreements require the maintenance of specified financial ratios and impose financial limitations as well as a restriction on paying dividends. At June 29, 2002, we were in compliance with the covenants.

On January 4, 2002, we acquired MNC for $77.3 million, net of cash on hand. The purchase price includes $5.7 million in purchase accounting liabilities related to our preliminary plan to restructure the activities of the acquired entity. The results of MNC have been included in the consolidated financial statements since that acquisition date. The acquisition was accounted for using the purchase method, and accordingly, goodwill of approximately $40.9 million was recorded as part of the transaction.

In fiscal year 2001, we entered into an Investment and Stock Trade Agreement (the “Agreement”) with Maxtek Technology Co. Ltd (“Maxtek”), an overseas distributor in Taiwan. We invested $4.0 million and own approximately 10% of Maxtek. The Agreement states that if Maxtek fails to successfully complete a public offering by December 5, 2005, we, at our sole option, have the right to demand immediate repurchase of all 4.0 million shares, at the original purchase price plus accrued annual interest (commercial rate set by the Central Bank of China) during the said period. Maxtek, our overseas distributor for our PC business in Taiwan and China, represented approximately 19% of our sales for fiscal year 2002, and 13% in the prior year period. Additionally, sales to Maxtech Corporation Limited (“Maxtech”), an entity which is commonly controlled by the owners’ of Maxtek, were 18% of our sales in fiscal year 2002 and 10% in the prior year period. These international distributors sell to approximately 140 OEM end customers.

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

Critical Accounting Policies

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies”, we have identified below some of the accounting principles critical to our business and results of operations. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We state these accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the consolidated financial statements contained herein. In addition, we believe our most critical accounting policies include, but are not limited to, the following:

Accounts Receivable

We maintain reserves for uncollectible accounts. Our reserve for uncollectible accounts is based on i) our specific assessment of the collectibility of all significant accounts greater than 90 days past due, ii) our general estimate of the rate of default for all accounts less than 90 days past due and iii) any specific knowledge we have acquired that might indicate that an account is uncollectible, regardless of age. The facts and circumstances of each account may require us to use substantial judgment in assessing its collectibility.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined by the first in, first out (FIFO) method. We record a reserve for obsolete and unmarketable inventory based on assumptions of future demand and market conditions. Because many of our products have multiple applications and serve volatile markets, the recent sales history of any one product is not necessarily indicative of the future demand for such product. The reserve for obsolete and unmarketable inventory is therefore based on the Company’s collective judgment regarding the realistic and potential future demand for each product and is inherently subjective. The fact that our products have a substantial shelf life and low holding costs increase the subjectivity because these factors extend the time frame in which we could potentially recover the costs of each product. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required.

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets acquired from business acquisitions. Prior to July 1, 2001, our goodwill was amortized using the straight-line method over its estimated useful life of seven years. Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recorded in the financial statements. Under SFAS 142, goodwill and other indefinite lived intangible assets are no longer amortized. Beginning July 1, 2001, we ceased the amortization of goodwill. Instead, we will, at least annually, review the recoverability of goodwill and other indefinite lived intangible assets. In assessing recoverability, many factors are considered, including historical and forecasted operating results and cash flows of the acquired businesses. After consideration of these factors, we will determine whether or not there is an impairment to goodwill and other indefinite lived intangible assets. In addition if an intangible asset that is not being amortized is subsequently determined to have a finite useful life, the asset shall be tested for impairment and that intangible asset shall then be amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization.

In connection with the purchase of MNC, we acquired $36.3 million of intangible assets based on an independent appraisal. Of this amount, $2.9 million was assigned to research and development assets that were written off at the date of acquisition. The remaining $33.4 million of intangible assets include a customer base valued at $12.0 million (six year weighted-average useful life); a trade name valued at $3.0 million (indefinite useful life) and developed technology valued at $18.4 million (indefinite useful life). The initial and continuing valuation of these assets and the assessment of their useful lives was based on subjective conclusions drawn from the characteristics of each intangible asset. We have assigned indefinite lives to the acquired trade name and the developed technology because in our judgment there are no legal, regulatory, contractual, competitive, economic, or other factors to limit the useful lives of these intangible assets. If we had determined that there were factors that would limit the lives of these assets, we would have amortized these assets over their estimated useful lives. The effect of this amortization might have resulted in a significant change to our financial statements based on the value of these intangible assets and dependent upon the useful lives we would have assigned to these assets.

Revenues

Revenues from product sales are recognized as revenue upon shipment to the customer. We offer a right of return to certain customers. Allowances are established to provide for estimated returns at the time of sale. Revenues from sales to distributors are made under agreements allowing price protection and rights of return on unsold products. We recognize sales to these customers, in accordance with the criteria of SFAS No. 48, “Revenue Recognition When Right of Return Exists”, at the time of the sale based on the following: the selling price is fixed at the date of sale, the buyer is obligated to pay for the products, title of the products has transferred, the buyer has economic substance apart from us, we do not have further obligations to assist the buyer in the resale of the product and the returns can be reasonably estimated at the time of sale. Customer payment terms generally range from letters of credit collectible upon shipment to open accounts payable 30 days after shipment.

Income Taxes

Income tax expense includes U.S., state and international income taxes and are computed in accordance with SFAS No. 109, “Accounting for Income Taxes”. Certain items of income and expense are not reported in income tax returns and financial statements in the same year. The income tax effects of these differences are reported as deferred income taxes. Income tax credits are accounted for as a reduction of income tax expense in the year in which the credits reduce income taxes payable. Valuation allowances are provided against deferred income tax assets, which are not likely to be realized. We currently provide income taxes on the earnings of foreign subsidiaries to the extent those earnings are taxable in the local jurisdictions. We do not provide for United States income tax on foreign earnings because, in management’s opinion, such earnings have been indefinitely reinvested in foreign operations.

Inflation

Inflation has not had a significant impact on our results of operations.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, which supersedes Accounting Principles Board Opinion (“APB”) No. 16, “Business Combinations”. The most significant changes made by SFAS No. 141 are the requirement of the usage of the purchase method of accounting for all business combinations initiated after June 30, 2001 and establishment of specific criteria for the recognition of intangible assets separately from goodwill. We adopted this statement during the first quarter of fiscal year 2002.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which supercedes APB No. 17, “Intangible Assets”. SFAS No. 142 provides guidance on accounting for goodwill and other intangible assets subsequent to acquisition including testing annually and whenever events or circumstances occur indicating that goodwill might be impaired. These provisions are effective for fiscal years beginning after December 15, 2001. We adopted this statement during the first quarter of fiscal year 2002. In accordance with SFAS No. 142, we have not amortized goodwill on acquisitions completed after July 1, 2001.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which amends SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies”. SFAS No. 143 provides guidance on accounting for the retirement of tangible long-lived assets and the associated asset retirement costs. These provisions are effective for fiscal years beginning after June 15, 2002. We do not believe that adoption of this statement will have a material impact on our operating results.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS No. 144 established a single accounting model for the disposition of long-lived assets by sale. These provisions are effective for fiscal years beginning after December 15, 2001. We do not believe that adoption of this statement will have a material impact on our operating results.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections.” Among other things, SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements. We do not believe that adoption of this statement will have a material impact on our operating results.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. SFAS No. 146 also requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We do not believe that adoption of this statement will have a material impact on our operating results.

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exposures

Our sales are denominated in U.S. dollars, and accordingly, we do not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in exchange rates would not have a material impact on our future operating results or cash flows.

Interest Rate Risk

In connection with our bank agreement, we entered into an 18-month interest rate swap agreement with the same financial institution. The interest rate swap agreement essentially enables us to manage the exposure to fluctuations in interest rates on a portion of our term loan.

Our term loan requires us to pay interest based on a variable rate. Under the interest rate swap agreement, we are exchanging the variable rate interest on a portion of our term loan, equal to a notional amount of $22.5 million, with a fixed rate of 3.25%. The interest rate swap agreement is in effect until June 30, 2003, with the notional amount decreasing to $14.8 million over the effective period.

The interest rate swap agreement has been designated as a cash flow hedge and, therefore, changes in the fair value of the agreement will be recorded in comprehensive loss. To date there has not been a significant change in fair value.

We do not use derivatives for trading or speculative purposes, nor are we party to leverage derivatives.

The Company had interest expense of $1.1 million for the fiscal year 2002. The potential increase in interest expense for fiscal year 2002 from a hypothetical 2% adverse change in variable interest rates would be approximately $0.4 million.

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
of Integrated Circuit Systems, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying indexpresent fairly, in all material respects, the financial position of Integrated Circuit Systems, Inc. and its subsidiaries at June 29, 2002 and June 30, 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 29, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.
PRICEWATERHOUSECOOPERS LLP

Philadelphia, PA
July 26, 2002

INTEGRATED CIRCUIT SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 29, 2002	June 30, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$74,255	$91,400
Investments	36,266	3,000
Accounts receivable, net	28,741	27,359
Inventory, net	18,556	10,097
Deferred income taxes	6,791	4,053
Prepaid assets	4,781	5,411
Prepaid income taxes	1,181	—
Other current assets	8,924	596

Total current assets	179,495	141,916
Property and equipment, net	18,324	11,215
Intangibles	32,400	—
Goodwill	41,575	626
Other assets	4,598	360

Total assets	$276,392	$154,117

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$13,744	$429
Accounts payable	11,416	8,579
Accrued salaries and bonuses	2,268	1,272
Accrued expenses and other current liabilities	23,004	2,294
Income taxes payable	—	1,306

Total current liabilities	50,432	13,880
Long-term debt, less current portion	28,514	280
Deferred income taxes	12,876	200
Other liabilities	599	704

Total liabilities	92,421	15,064

Commitments and contingencies
Shareholders’ Equity:
Preferred stock, authorized 5,000; none issued	—	—
Common stock, $0.01 par, authorized 300,000: issued 67,841 and 66,128 shares as of June 29, 2002 and June 30, 2001 respectively	678	661
Additional paid in capital	227,531	211,524
Accumulated deficit	(32,451)	(70,229)
Notes receivable from shareholders	—	(181)
Deferred compensation	(3,988)	(2,722)
Treasury stock, at cost, 655 shares	(7,799)	—

Total shareholders’ equity	183,971	139,053

Total liabilities and shareholders’ equity	$276,392	$154,117

See accompanying notes to consolidated financial statements.

INTEGRATED CIRCUIT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended
	June 29, 2002	June 30, 2001	July 1, 2000
Revenue	$182,654	$188,298	$165,521
Cost and expenses:
Cost of sales	76,304	71,997	66,123
Research and development	29,239	28,301	24,848
Selling, general and administrative	32,153	21,572	22,463
Special charges—Write-off of in process R&D	2,900	—	—
Management fee	—	—	906
Amortization of intangibles	1,000	—	—
Goodwill amortization	—	234	235

Operating income	41,058	66,194	50,946
Interest and other income	3,201	3,611	1,200
Interest expense	(1,109)	(219)	(16,532)

Income before income taxes and extraordinary items	43,150	69,586	35,614
Income tax expense	5,372	13,128	4,244

Income before extraordinary items	37,778	56,458	31,370
Extraordinary Items:
Early extinguishment of debt, net of $10.3 million taxes	—	—	(16,638)

Net income	$37,778	$56,458	$14,732

Basic net income per share:
Income before extraordinary items	$0.57	$0.87	$0.79
Loss from extraordinary items	—	—	(0.42)

Net Income	$0.57	$0.87	$0.37

Diluted net income per share:
Income before extraordinary items	$0.54	$0.81	$0.63
Loss from extraordinary items	—	—	(0.33)

Net Income	$0.54	$0.81	$0.30

Weighted average shares outstanding—basic	66,500	64,837	39,843
Weighted average shares outstanding—diluted	70,192	69,573	49,871

See accompanying notes to consolidated financial statements.

INTEGRATED CIRCUIT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Common Stock Shares	Common Stock Amount	Class A Shares	Class A Amount	Preferred Class A Shares	Preferred Class A Amount	Class B Shares	Class B Amount	Class L Shares	Class L Amount	Notes Receivable	Deferred Compen- sation	Additional Paid in Capital	Treasury Shares	Treasury Stock	(Accumulated Deficit)/ Retained Earnings	Total Shareholders’ Equity (Deficit)
Balance at July 3, 1999	—	—	26,452	$264	—	—	9,577	$96	4,003	$40	$(455)	—	$34,556	—	—	$(141,413)	$(106,912)
Shares issued upon exercise of stock options	—	—	2,067	20	—	—	—	—	3	—	—	—	53	—	—	—	73
Tax benefits related to stock options	—	—	—	—	—	—	—	—	—	—	—	—	301	—	—	—	301
Retirement of stock	—	—	(76)	(1)	—	—	—	—	(8)	—	—	—	(234)	—	—	—	(235)
Initial Public Offering	64,269	643	(28,443)	(283)	(3,367)	(13,467)	(9,577)	(96)	(3,998)	(40)	—	—	160,341	—	—	—	147,098
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	14,732	14,732
Issuance of stock options	—	—	—	—	—	—	—	—	—	—	—	(3,979)	3,979	—	—	—	—
Investment into the Company	—	—	—	—	3,367	13,467	—	—	—	—	—	—	—	—	—	—	13,467
Other	—	—	—	—	—	—	—	—	—	—	169	211	22	—	—	(6)	396

Balance at July 1, 2000	64,269	643	—	—	—	—	—	—	—	—	(285)	(3,768)	199,018	—	—	(126,687)	68,920
Shares issued upon exercise of stock options	1,808	18	—	—	—	—	—	—	—	—	—	—	1,222	—	—	—	1,240
Tax benefits related to stock options	—	—	—	—	—	—	—	—	—	—	—	—	10,813	—	—	—	10,813
Shares issued by the Stock Purchase Plan	51	—	—	—	—	—	—	—	—	—	—	—	679	—	—	—	679
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	56,458	56,458
Other	—	—	—	—	—	—	—	—	—	—	105	1,046	(208)	—	—	—	943

Balance at June 30, 2001	66,128	651	—	—	—	—	—	—	—	—	(181)	(2,722)	211,524	—	—	(70,229)	139,053
Shares issued upon exercise of stock options	1,659	17	—	—	—	—	—	—	—	—	—	—	1,932	—	—	—	1,949
Tax benefits related to stock options	—	—	—	—	—	—	—	—	—	—	—	—	10,688	—	—	—	10,688
Shares issued by the Stock Purchase Plan	54	—	—	—	—	—	—	—	—	—	—	—	686	—	—	—	686
Purchase of treasury shares	—	—	—	—	—	—	—	—	—	—	—	—	—	(655)	(7,799)	—	(7,799)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	37,778	37,778
Issuance of stock options	—	—	—	—	—	—	—	—	—	—	—	(2,699)	2,699	—	—	—	—
Other	—	—	—	—	—	—	—	—	—	—	181	1,433	2	—	—	—	1,616

Balance at June 29, 2002	67,841	$678	—	$—	—	$—	—	$—	—	$—	$—	$(3,988)	$227,531	(655)	$(7,799)	$(32,451)	$183,971

See accompanying notes to consolidated financial statements

INTEGRATED CIRCUIT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	June 29, 2002	June 30, 2001	July 1, 2000
Cash flows from operating activities:
Net income	$37,778	$56,458	$14,732
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	6,912	5,142	4,692
Amortization of deferred finance charge	68	12	1,494
Amortization of bond premiums	17	36	7
Amortization of deferred compensation	1,433	1,046	234
(Gain) loss on sale of assets	(315)	(95)	17
Extraordinary loss on deferred finance charge	—	—	11,668
Write-off on in-process R&D	2,900	—	—
Tax benefit of stock options	10,688	10,813	301
Deferred income taxes	(3,201)	(929)	4,930
Changes in assets and liabilities:
Accounts receivable	5,466	(3,699)	(5,541)
Inventory	3,547	621	(1,982)
Other assets, net	(3,471)	110	(740)
Accounts payable, accrued expenses and other liabilities	4,701	(7,329)	3,065
Accrued interest expense	(15)	(11)	(2,078)
Income taxes payable	(3,499)	9,149	(12,317)

Net cash provided by operating activities	63,009	71,324	18,482

Cash flows from investing activities:
Capital expenditures	(3,428)	(3,264)	(4,358)
Proceeds from sale of fixed assets	136	187	151
Proceeds from maturities of marketable securities	31,000	17,404	—
Purchases of marketable securities	(64,019)	(20,218)	—
Investment in Micro Networks Corporation	(77,269)	—	—
Investment in Maxtek	—	(4,000)	—
Refunds on purchase contracts	—	9,877	5,444

Net cash (used in) provided by investing activities	(113,580)	(14)	1,237

Cash flows from financing activities:
(Repayments) borrowings under line of credit agreement	—	(10,000)	10,000
Repayments of long-term debt	(6,080)	(561)	(170,065)
Proceeds from exercise of stock options	1,949	1,240	72
Proceeds from stock purchase plan	686	679	—
Retirement of common stock	—	—	(235)
Proceeds from long-term debt	45,000	—	—
Initial Public Offering, net	—	(208)	147,098
Investment into the Company	—	—	13,467
Deferred financing charges	(330)	—	(395)
Dividends	—	—	(6)
Purchase of treasury stock	(7,799)	—	—

Net cash provided by (used in) financing activities	33,426	(8,850)	(64)

Net (decrease) increase in cash	(17,145)	62,460	19,655

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(In thousands)

Cash and cash equivalents:
Beginning of year	91,400	28,940	9,285

End of year	$74,255	$91,400	$28,940

Supplemental disclosures of cash information:
Cash payments (receipts) during the period for:
Interest	$1,021	$215	$16,783

Income taxes	$(252)	$(5,926)	$1,104

Supplemental disclosures for non-cash information:
Capital lease of equipment	$98	$45	$1,304

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Summary of Significant Accounting Policies

Consolidation Policy

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated.

Reporting Periods

Our fiscal year is a 52/53 week operating cycle that ends on the Saturday nearest June 30. All of the periods presented herein represent a 52-week operating cycle.

Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at June 29, 2002 consist of cash, overnight retail repurchase agreements (collateralized by U.S. Treasury obligations), money market funds and commercial paper.

Investments

Investments at June 29, 2002 and June 30, 2001 consist of debt securities. We expect to hold all of our debt securities until maturity and have recorded them at amortized cost.

We also have an equity investment in a privately held company. This investment is included in other long-term assets in the Balance Sheet and is carried at cost. We monitor this investment for impairment and will make appropriate reductions in carrying value if a decline is deemed to be other than temporary.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined by the first in, first out (FIFO) method.

Property, Plant and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation on furniture and equipment is computed using the straight-line depreciation method over periods ranging from three to ten years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the improvement. The cost of fully depreciated assets remaining in use is included in the respective asset and accumulated depreciation accounts. When items are sold or retired, related gains or losses are included in net income.

Deferred Financing Costs

In fiscal year 2002 we entered into a term loan facility. Costs incurred in connection with this term loan are being amortized over the life of the loan, three years. Accumulated amortization was $68,000 as of June 29, 2002

Costs incurred in connection with the issuance of the senior credit facility and the senior subordinated notes (see Note 10), were being amortized over the average term of the related debt instruments, which approximated eight years at July 3, 1999.

In connection with the initial public offering in May 2000, we paid off all the outstanding senior subordinated notes and senior credit facility. As a result, $11.7 million ($7.2 million net of taxes) of our deferred financing costs were written off.

Goodwill and Other Indefinite Lived Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets acquired from business acquisitions. Prior to July 1, 2001, all goodwill was amortized using the straight-line method over its estimated useful life of seven years. Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recorded in the financial statements. Under SFAS 142, goodwill and other indefinite lived intangible assets are no longer amortized. Beginning July 1, 2001, we ceased the amortization of goodwill. Instead, we will, at least annually, review the recoverability of goodwill and other indefinite lived intangible assets. In assessing recoverability, many factors are considered, including historical and forecasted operating results and cash flows of the acquired businesses. After consideration of these factors, we will determine whether or not there is impairment to goodwill and other indefinite lived intangible assets.

In addition if an intangible asset that is not being amortized is subsequently determined to have a finite useful life, the asset shall be tested for impairment and that intangible asset shall then be amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization.

At June 29, 2002, we have $41.6 million of goodwill and $21.4 million of indefinite lived intangible assets. We believe that no impairment of goodwill or other indefinite lived intangible assets existed at June 29, 2002. Goodwill amortization was not material to the results of operations in the previous periods. We had no indefinite lived intangible assets prior to the acquisition of MNC.

Carrying Value of Long-Term Assets

We periodically evaluate the carrying value of long-term assets when events and circumstances warrant such review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than the carrying value. In that event a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined by reference to quoted market prices, if available, or the utilization of certain valuation techniques such as using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Revenue Recognition

Revenues from product sales are recognized as revenue upon shipment to the customer. We offer a right of return to certain customers. Allowances are established to provide for estimated returns at the time of sale. We recognize sales to these customers, in accordance with the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists”, at the time of the sale based on the following: the selling price is fixed at the date of sale, the buyer is obligated to pay for the products, title of the products has transferred, the buyer has economic substance apart from us, we do not have further obligations to assist the buyer in the resale of the product and the returns can be reasonably estimated at the time of sale.

Concentration of Credit Risk

We sell our products primarily to original equipment manufacturers (OEMs) and distributors in North America, Europe and the Pacific Rim. We perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. For the fiscal year ended June 29, 2002 two customers, Maxtek Technology Co. Ltd (“Maxtek”) and Maxtech Corporation Limited (“Maxtech”), represented 19% and 18% of our revenues respectively. These same customers, who are commonly controlled, accounted for 22% and 15% of our total accounts receivable as of June 29, 2002, respectively. For fiscal years 2001 and 2000, Maxtek represented 13% and 12% of our revenues respectively, and accounted for 18% and 24% of our total accounts receivable respectively. Maxtech represented 10% of our revenue and 20% of our total accounts receivable in fiscal year 2001 and did not represent a significant portion of our revenue or accounts receivable in fiscal year 2000. These international distributors sell to approximately 140 OEM end customers. We also have a substantial concentration of credit risk in the personal computer industry. Refer to Note 19 for geographic information.

Income Taxes

Income tax expense includes U.S., state and international income taxes and is computed in accordance with SFAS No. 109, “Accounting for Income Taxes”. Certain items of income and expense are not reported in income tax returns and financial statements in the same year. The income tax effects of these differences are reported as deferred income taxes. Income tax credits are accounted for as a reduction of income tax expense in the year in which the credits reduce income taxes payable. Valuation allowances are provided against deferred income tax assets which are not likely to be realized. We currently provide income taxes on the earnings of foreign subsidiaries to the extent those earnings are taxable in the local jurisdictions. We do not currently calculate deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be a $36.3 million liability as of June 29, 2002.

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

Accounting for Stock-Based Compensation

We have adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, and continue to apply Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees” and related interpretation in accounting for its stock options issued to employees and directors. Refer to Note 16 for pro forma disclosures.

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

New Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, which supersedes Accounting Principles Board Opinion (“APB”) No. 16, “Business Combinations”. The most significant changes made by SFAS No. 141 are the requirement of the usage of the purchase method of accounting for all business combinations initiated after June 30, 2001 and establishment of specific criteria for the recognition of intangible assets separately from goodwill. We adopted this statement during the first quarter of fiscal year 2002.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which supercedes APB No. 17, “Intangible Assets”. SFAS No. 142 provides guidance on accounting for goodwill and other intangible assets subsequent to acquisition including testing annually and whenever events or circumstances occur indicating that goodwill might be impaired. These provisions are effective for fiscal years beginning after December 15, 2001. We adopted this statement during the first quarter of fiscal year 2002. In accordance with SFAS No. 142, we have not amortized goodwill on acquisitions completed after July 1, 2001.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which amends SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies”. SFAS No. 143 provides guidance on accounting for the retirement of tangible long-lived assets and the associated asset retirement costs. These provisions are effective for fiscal years beginning after June 15, 2002. We do not believe that adoption of this statement will have a material impact on our operating results.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and APB Opinion No. 30, “Reporting the Results of Operation—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS No. 144 established a single accounting model for the disposition of long-lived assets by sale. These provisions are effective for fiscal years beginning after December 15, 2001. We do not believe that adoption of this statement will have a material impact on our operating results.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections.” Among other things, SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements. We do not believe that adoption of this statement will have a material impact on our operating results.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. SFAS No. 146 also requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We have not yet determined whether SFAS 146 will have a material impact on our operating results.

(2)    Public Offerings

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

(3)    Acquisition

On January 4, 2002, we acquired Micro Networks Corporation (“MNC”) for $77.3 million, net of cash acquired. We acquired MNC to gain access to technology that we believe will enhance the performance of our silicon timing products, strengthening our position within existing strategic markets such as servers and storage systems. In connection with the acquisition of MNC, we began a restructuring plan that involved moving certain manufacturing operations offshore, reducing its workforce and combining facilities. The purchase price includes $5.7 million in purchase accounting liabilities. Of the total amount recorded, $4.3 million represents costs associated with closing or moving office and production activities and $1.4 million represents severance and other personnel costs. We expect to complete the restructuring by February 28, 2003. As of June 29, 2002, we have expended approximately $0.5 million of this reserve relating to severance and other personnel costs. Approximately $1.0 million of the remaining amount relates to severance and other personnel costs to be paid in fiscal year 2003, $1.9 million relates to vacated facilities leased with expirations dates through 2012 and the balance represents fixed assets that, management believes, will have little success in selling. This reserve is included in “Accrued expense and other current liabilities” in the Balance Sheet.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

January 4, 2002
Accounts receivable	$6,849
Inventory	12,005
Other current assets, net of cash acquired	3,503
Property, plant and equipment	9,803
Intangible assets	36,300
Goodwill	40,949

Total assets acquired	109,409

Current liabilities	(13,522)
Long-term debt	(2,530)
Deferred tax liabilities	(16,088)

Total liabilities acquired	(32,140)

Net assets acquired	$77,269

Of the $36.3 million of acquired intangible assets, $2.9 million was assigned to research and development assets that were written off at the date of acquisition. The remaining $33.4 million of intangible assets include a customer base valued at $12.0 million (6 year weighted-average useful life); a trade name valued at $3.0 million (indefinite useful life) and developed technology valued at $18.4 million (indefinite useful life). For fiscal year 2002, we had $1.0 million in expense for the amortization of the customer base.

The value of in-process research and development was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate includes a risk-adjusted discount rate to take into account the uncertainty surrounding the successful development of the purchased in-process technology.

The following unaudited pro forma combined results of operations is provided for illustrative purposes only and assumes this acquisition occurred as of the beginning of each of the periods presented. The following unaudited pro forma information (in thousands, except per share amounts) should not be relied upon as necessarily being indicative of the historical results that would have been obtained if this acquisition had actually occurred during those periods, nor the result that may be obtained in the future.

	Year Ended
	June 29, 2002	June 30, 2001
Pro forma revenue	$206,380	$248,710
Pro forma net income	$43,017	$60,520
Diluted net income per common share as reported	$0.54	$0.81
Pro forma diluted net income per common share	$0.61	$0.87

The pro forma net income for the fiscal year ended June 29, 2002 excludes one-time charges of $2.9 million for the write off of in process research and development and $1.3 million related to the fair value adjustment to inventory that was acquired from MNC and sold during the quarter ended March 30, 2002.

(4)    Purchase Commitments

On October 7, 1998, we assumed a third party’s wafer purchase contract with Chartered Semiconductor PTE (“CSM”). The agreement required us to advance $12.0 million as part of a mutual commitment for CSM to supply and for us to purchase an agreed upon minimum quarterly quantity of wafers over a twenty-seven month period from October 1, 1998 to December 31, 2000. The agreement required CSM to refund the deposit to us in progressive quarterly installments based upon the volume of purchases made by us, and they were contractually obligated to return our deposit. As a result of the December 31, 2000 expiration date, the remaining balance of $9.9 million was refunded to us during the second quarter of fiscal year 2001. Although we have held additional purchase commitments during the past three years, as of June 29, 2002 we have no outstanding commitments.

(5)    Other Agreements

In fiscal year 1998, we entered into a non-transferable and non-exclusive license with Philips Electronics to use their technical information for data transmission systems. In consideration of the licenses and rights granted we have expensed and paid approximately $1.0 million in licensing fees during fiscal year 2002, $0.2 million during fiscal year 2001, and $1.0 million during fiscal year 2000, and expect to continue to make ongoing payments. The expense is included in our research and development expense in the Statements of Operations.

In fiscal year 1999, we entered into a non-exclusive and irrevocable license with PhaseLink Laboratories for use of their technical data. In return, in July 1999, we paid a one-time fee of $200,000, which will be amortized over the useful life of the technology estimated to be 5 years.

(6)    Investments

During fiscal years 2002 and 2001, we invested in debt securities, which we intend to hold to maturity, are carried at amortized cost. We also have an equity investment in a privately held company that is carried at cost. In fiscal year 2000, we did not invest in debt or equity securities. Proceeds from the maturity of the investments were $31.0 million and $17.4 million in fiscal year 2002 and fiscal year 2001, respectively.

(7)    Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	June 29, 2002	June 30, 2001
Accounts receivable	$30,768	$30,318
Less: allowance for returns and doubtful accounts	(2,027)	(2,959)

	$28,741	$27,359

(8)    Inventory

The components of inventories are as follows (in thousands):

	June 29, 2002	June 30, 2001
Work-in-process	$15,843	$6,513
Finished parts	10,797	7,178
Less: obsolescence reserve	(8,084)	(3,594)

Inventory, net	$18,556	$10,097

(9)    Property and Equipment

Property and equipment consists of the following (in thousands):

	June 29, 2002	June 30, 2001
Land	$170	$—
Building and improvements	930	—
Machinery and equipment	32,476	22,766
Furniture and fixtures	2,903	2,517
Leasehold improvements	5,408	4,376
Capital leases	1,394	1,296

	43,281	30,955
Less: accumulated depreciation and amortization	(24,957)	(19,740)

Property and equipment, net	$18,324	$11,215

Depreciation and amortization expense related to property and equipment was $5.9 million, $4.9 million, and $4.5 million in fiscal years 2002, 2001 and 2000, respectively.

(10)    Other Balance Sheet Accounts

Other current assets consists of the following (in thousands):

	Year Ended
	June 29, 2002	June 30, 2001
MNC purchase price deposit	$7,437	$—
Other	1,487	596

	$8,924	$596

Accrued expenses and other current liabilities consists of the following (in thousands):

	Year Ended
	June 29, 2002	June 30, 2001
Purchase price payable to the MNC shareholders	$9,437	$—
Legal accruals	3,513	—
Accrued restructuring expense	5,186	—
Other	4,868	2,294

	$23,004	$2,294

On January 4, 2002, we wired funds to an escrow account to cover the original purchase price of the MNC acquisition. All but two equity holders accepted the terms of the acquisition and received these funds. On or about July 8, 2002 we reached settlement with those two equity holders.

(11)    Debt

On May 22, 2000, we completed our initial public offering of 12.5 million shares of our common stock. We used the net proceeds of this initial offering, together with $10.0 million from our new credit facility (below) and cash on hand, to repay our bank debt, close our tender offer for subordinated notes and pay the fees and expenses associated with the offering.

In June 2000, we secured a $30 million revolving credit facility with a commercial bank. The facility was to expire in June 2002, with an option, at the bank’s sole discretion, to extend the facility for an additional period and is subject to certain covenants, including the maintenance of certain financial ratios. At June 30, 2001, we were in compliance with the revolving credit facility covenants. As of June 30, 2001, we had no outstanding balances under this agreement. Advances under the revolving credit facility bear interest at LIBOR plus margin. At the beginning of the third quarter, fiscal year 2002, we terminated this credit facility and entered into a new facility as discussed below.

In connection with the acquisition of Micro Networks, we entered into a new revolving credit and term loan facility dated December 31, 2001, which will expire December 31, 2004. The new facility enables us to draw down $45.0 million under the term loan and $10.0 million under the revolving credit facility. At our option, the interest rates under the term loan will be either (1) a base rate, which is the higher of (i) a rate of interest announced from time to time by the lenders’ administrative agent as the base rate (“Base Rate”) or (ii) the sum of 0.5% per annum plus the federal funds rate or (2) London Interbank Offer Rate (“LIBOR”) plus 1.75%. At our option, the interest rates under the Revolving Credit Loan, will be either (1) the Base Rate or (2) the LIBOR Rate plus a pre-formulated margin. During the fiscal year 2002, we paid down $3.0 million of the term loan. As of June 29, 2002, $42.0 million was outstanding on our term loan; $13.5 million of this is classified current.

Senior debt consisted of the following (in thousands):

	June 29, 2002	June 30, 2001
Revolving credit facility at LIBOR plus 1.75 (3.625% at June 29, 2002)	$42,000	$—
Capital lease obligations and other	258	709

	$42,258	$709
Less current portion	13,744	429

Long-term debt, less current portion	$28,514	$280

Aggregate annual maturities of long-term debt as of June 29, 2002 (in thousands):

2003	$13,744
2004	18,014
2005	10,500
2006	—
2007	—
2008 and beyond	—

$42,258

Certain of our loan agreements require the maintenance of specified financial ratios and impose financial limitations as well as a restriction on paying dividends. At June 29, 2002, we were in compliance with the covenants.

(12)    Lease Obligations

We lease certain of our facilities under operating lease agreements, some of which have renewal options.

Rental expense under operating lease agreements was $3.4 million, $2.6 million and $2.5 million in 2002, 2001 and 2000, respectively.

Future minimum lease commitments under our operating leases are as follows as of June 29, 2002 (in thousands):

2003	$2,995
2004	2,828
2005	2,677
2006	2,706
2007 and after	6,829

$18,035

Sublease income under all operating lease agreements was $1.1 million in fiscal year 2002 and $1.1 million in fiscal years 2001 and 2000. Future amounts due under the subleases are as follows as of June 29, 2002 (in thousands):

2003	$342
2004	200
2005	84
2006	—
2007 and after	—

$626

(13)    Fair Value of Financial Instruments

We have estimated the fair value of our financial instruments using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, accounts receivable and accounts payable—The carrying amounts of these items approximate their fair values at June 29, 2002 due to the short-term maturities of these instruments.

Long-term debt—Interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which quoted market prices are not available. The carrying value of this item is not materially different from its fair value on June 29, 2002.

Interest rate swap agreement—In connection with our bank agreement, on December 31, 2001 we entered into an 18-month interest rate swap agreement with one of the same financial institutions. The interest rate swap agreement essentially enables us to manage the exposure to fluctuations in interest rates on a portion of our term loan. The fair value of this agreement was not material at June 29, 2002.

(14)    Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended
	June 29, 2002	June 30, 2001	July 1, 2000
Current tax (benefit) expense:
Federal	$6,984	$12,384	$(742)
State	1,089	1,017	(86)
Foreign	500	656	142

Total current	$8,573	$14,057	$(686)

Deferred tax expense (benefit):
Federal	$(2,658)	$(909)	$5,013
State	(543)	(20)	(83)

Total deferred	(3,201)	(929)	4,930

Total income tax expense	$5,372	$13,128	$4,244

The tax benefit allocated to the fiscal year 2000 extraordinary charge was $10.3 million.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	Year Ended
	June 29, 2002	June 30, 2001	July 1, 2000
Deferred tax assets:
Accounts receivable allowances	$284	$433	$584
Inventory valuation	649	817	1,135
Disqualified disposition exercises of options	502	1,010	1,515
Other compensation charges	287	117	188
Net state operating loss carry forward	3,582	3,061	1,503
Capital loss carry forward	3,360	3,361	3,514
Depreciation	1,655	149	—
Accrued expenses and other	5,284	2,181	290

Gross deferred tax assets	15,603	11,129	8,729
Less: valuation allowance	6,942	6,422	5,071

Deferred tax asset	8,661	4,707	3,658
Deferred tax liabilities:
Depreciation	—	—	325
Intangibles	14,746	—	—
Other		854	409

Deferred tax liabilities	14,746	854	734

Net deferred tax asset	$(6,085)	$3,853	$2,924

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

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, potential limitations with respect to the utilization of loss carry forwards, and tax planning strategies in making this assessment. Based upon the projections for future taxable income over the periods which deferred tax assets are deductible and the potential limitations of loss and credit carry forwards, management believes it is more likely than not that we will realize these deductible differences, net of existing valuation allowances (both federal and state) at June 29, 2002. We periodically reassess and re-evaluate the status of our recorded deferred tax assets. We currently provide income taxes on the earnings of foreign subsidiaries to the extent those earnings are taxable in the local jurisdictions. We do not currently calculate deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be a $36.3 million liability as of June 29, 2002.

The actual tax expense differs from the “expected” tax expense computed by applying the statutory Federal corporate income tax rate of 35% in all fiscal years to income before income taxes as follows (in thousands):

	Year Ended
	June 29, 2002	June 30, 2001	July 1, 2000
Earnings before income taxes and extraordinary charge	$43,150	$69,586	$35,614

Computed expected tax expense	15,103	24,355	12,465
State taxes (net of federal income tax benefit)	353	662	(9)
Effect of lower foreign tax rates	(12,347)	(11,930)	(8,411)
Utilization of capital loss carryforwards	—	—	—
Intangible amortization	1,759	64	82
Other	504	(23)	117

	$5,372	$13,128	$4,244

The effect of lower foreign tax rates is due to our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income for five years. We have filed an extension for the pioneer status.

As of June 29, 2002, we have state operating loss carry forwards of approximately $39.6 million expiring through 2008. We also have a capital loss carry forward of approximately $3.5 million expiring in 2003. We currently provide income taxes on the earnings of foreign subsidiaries to the extent those earnings are taxable or are expected to be remitted in the local jurisdictions.

(15)    Employee Benefit Plans

We have a bonus plan, which covers permanent full-time employees with at least six months of service. Bonuses under this plan are based on achieving specified revenue and profit objectives and individuals meeting specified performance objectives. Amounts charged to expense for the plan were $2.9 million, $3.8 million and $4.0 million in fiscal years 2002, 2001 and 2000, respectively.

We have a 401(k) employee savings plan, which provides for contributions to be held in trust by corporate fiduciaries. Beginning in fiscal year 2000, employees were permitted to contribute up to 18% of their annual compensation. Under the plan, we make matching contributions equal to 150% of the first 1% contributed, 125% of the second 1% contributed, 100% of the third 1% contributed, 75% of the fourth 1% contributed and 50% of the next 2% up to a maximum of 6 % of annual compensation, subject to IRS limits. The matching amounts contributed and charged to expense were $0.9 million in fiscal year 2002, $0.8 million in fiscal year 2001, and $0.6 million in fiscal year 2000.

The 2000 Employee Stock Purchase Plan, or the “ Stock Purchase Plan,” was adopted by our board of directors and our shareholders prior to the completion of the initial public offering. The Stock Purchase Plan provides employees with a convenient means of purchasing shares of our common stock through payroll deductions or lump sum cash payments. The Stock Purchase Plan also provides an incentive to participate by permitting purchases at a discounted price of 85% of fair market value. We believe that ownership of stock by employees will foster greater employee interest in the success, growth and development of our Company. This plan was implemented in the first quarter of fiscal year 2001. As of June 29, 2002, 0.1 million shares were issued through the stock purchase plan.

(16)    Stock Option Plans

The 1999 Stock Option Plan (“the 1999 Plan”) was approved, ratified and adopted on May 11, 1999. These options vest over four years and expire on May 11, 2009.

Effective with the pricing for the initial public offering, all common L shares converted to common shares at a conversion ratio of 1.78-to-1.

Stock option transactions during fiscal years 2000, 2001 and 2002 are summarized as follows (in thousands, except price per share):

	Options Available For Grant Under The Plans	Options Outstanding	Weighted Average Exercise Price
1999 Plans
Common A Share:
Balance July 3, 1999	789	10,281	$0.54
Granted	(864)	864	1.14
Conversion from L shares	—	408	1.17
Exercised	—	(2,116)	0.026
Terminated	618	(618)	1.06
Conversion to common shares	(543)	(8,819)	0.74

Balance July 1, 2000	—	—	$—

	Options Available For Grant Under The Plans	Options Outstanding	Weighted Average Exercise Price
1999 Plans
Common L Share:
Balance July 3, 1999	—	232	$2.12
Shares reserved	—	—	—
Granted	—	—	—
Exercised	—	(3)	—
Terminated	—	—	—
Conversion to A share	—	(229)	2.12

Balance July 1, 2000	—	—	$—

	Options Available For Grant Under The Plans	Options Outstanding	Weighted Average Exercise Price
1999 & 2000 Plans
Common Share:
Balance July 3, 1999	—	—	$—
Shares reserved	6,400	—	—
Granted	—	—	—
Exercised	—	—	—
Terminated	—	—	—
Conversion of A shares	543	8,819	0.74

Balance July 1, 2000	6,943	8,819	$0.74
Shares reserved	—	—	—
Granted	(1,036)	1,036	15.05
Exercised	—	(1,808)	0.69
Terminated	727	(727)	1.53
Cancelled shares	(1,228)	—	—

Balance June 30, 2001	5,406	7,320	$2.70
Shares reserved	—	—	—
Granted	(4,239)	4,239	18.71
Exercised	—	(1,659)	1.17
Terminated	292	(292)	3.59
Cancelled shares	(153)	—	—

Balance June 29, 2002	1,306	9,608	$9.85

As of June 29, 2002, options for 2.9 million shares were exercisable at exercise prices ranging from $0.1299 to $20.00 at an aggregate exercise price of $5.0 million. Income tax benefits attributable to non-qualified stock options exercised and disqualifying dispositions of incentive stock options are credited to equity when such options are exercised.

Options Outstanding				Options Exercisable
Range of Exercise Price	Outstanding as of 6/29/2002	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of 6/29/2002	Weighted Average Exercise Price
$0.00 – $2.61	4,567,616	7.0	$0.77	2,662,382	$0.77
$10.44 – $13.05	545,838	8.8	11.63	70,096	11.06
$13.06 – $15.66	46,875	8.7	14.84	5,000	15.13
$15.67 – $18.27	1,650,750	8.9	17.49	101,000	17.18
$18.28 – $20.88	2,464,600	9.8	19.48	18,750	19.50
$20.89 – $23.49	313,800	9.6	21.47	—	—
$23.50 – $26.10	18,000	9.5	24.22	—	—

	9,607,479	8.2	$9.85	2,857,228	$1.76

We apply APB 25 and related interpretations in accounting for stock option plans. Had compensation cost been recognized consistent with SFAS No. 123, our consolidated net earnings and earnings per share for each fiscal year would have been as follows (in thousands except per share data):

	2002	2001	2000
Net income As reported	$37,778	$56,458	$14,732
Pro forma	$12,781	$52,976	$13,448

Income per diluted share As reported	$0.54	$0.81	$0.30
Pro forma	$0.18	$0.76	$0.27

The following assumptions were used to determine the fair value of stock options granted using the Black-Scholes option-pricing model:

	2002	2001	2000
Dividend yield	0%	0%	0%
Expected volatility	92%	104%	122%
Average expected option life	5 years	5 years	5 years
Risk-free interest rate	3.8%	5.1%	7.6%

The per share weighed-average fair value of stock options issued is as follows:

	2002	2001	2000
Option Price = FMV	$19.01	$11.83	$0.61
Option Price > FMV	—	—	$0.57
Option Price < FMV	$12.61	—	$12.59

During fiscal year 2002 and 2000, approximately 0.2 million shares and 0.3 million shares were issued below fair market value respectively. We are currently amortizing the deferred compensation charge over the four-year vesting period of these options. Amortization for fiscal year 2002 was $1.4 million, fiscal year 2001 was $1.0 million and fiscal year 2000 was $0.2 million.

(17)    Earnings Per Share

The calculations of earnings per share (EPS) follows (in thousands except per share amounts):

	Fiscal Years Ended
	June 29, 2002	June 30, 2001	July 1, 2000
Numerator:
Income before extraordinary items	$37,778	$56,458	$31,370
Loss from extraordinary items	—	—	(16,638)

Net income	$37,778	$56,458	$14,732

Denominator:
Weighted average shares used for basic income per share	66,500	64,837	39,843
Common stock options	3,692	4,736	10,028

Weighted average shares outstanding used for diluted income per share	70,192	69,573	49,871

(18)    Stockholders’ Equity

In September, we announced a repurchase program, which authorized the purchase, from time to time, of 2.0 million shares of our common stock on the market. As of June 29, 2002, we had purchased 655,000 shares for $7.8 million.

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

As a result of our initial public offering in May 2000, our articles of incorporation were amended to provide that:

•	Each share of the Series A preferred stock was converted into shares of Class A common stock and Class L common stock.

•	Each share of outstanding Class A common stock and Class B common stock was reclassified into a single class of common stock on a share-for-share basis, and

•
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

(19)    Business Segment and Geographic Information

Revenue and long-lived assets by our geographic locations are as follows:

	Revenue by Geographic Location
	2002	2001	2000
North America	$41,406	$61,325	$52,990
Asia-Pacific	68,022	68,618	47,250
Europe	25,541	8,481	6,250
Taiwan	47,685	49,874	59,031

	$182,654	$188,298	$165,521

	Long-Lived Assets
	2002	2001	2000
United States	$16,014	$8,711	$10,410
Singapore	3,075	3,313	3,508
Europe	8	2	—
Elimination of Intercompany	(773)	(811)	(860)

	$18,324	$11,215	$13,058

(20)    Related Party Transactions

Michael A. Krupka, David Dominik and Prescott Ashe, all of whom are directors of the Company, are members or general partners of certain investment funds associated with Bain Capital, LLC. Certain of these Bain Capital, LLC investment funds are also shareholders of ChipPAC, Inc., one of our production vendors. Our orders to ChipPAC totaled approximately $1.0 million for fiscal year 2002, $6.0 million for fiscal year 2001 and $3.5 million in fiscal year 2000 and were on market terms.

In fiscal year 2001, we entered into an Investment and Stock Trade Agreement (the “Agreement”) with Maxtek Technology Co. Ltd (“Maxtek”), an overseas distributor in Taiwan. We invested $4.0 million and own approximately 10% of Maxtek. The Agreement states that if Maxtek fails to successfully complete a public offering by December 5, 2005, we, at our sole option, have the right to demand immediate repurchase of all 4.0 million shares, at the original purchase price plus accrued annual interest (commercial rate set by the Central Bank of China) during the said period. Maxtek, our overseas distributor for our PC business in Taiwan, represented approximately 19% of our sales for fiscal year 2002, and 13% in the prior year period. Additionally, sales to Maxtech Corporation Limited (“Maxtech”), an entity which is commonly controlled by the owners’ of Maxtek representing business into Hong Kong and China, were 18% of our sales in fiscal year 2002 and 10% in the prior year period. These international distributors sell to approximately 140 OEM end customers, and their percentage of revenue will fluctuate depending upon our revenues to PC clocks to the Far East.

In connection with the recapitalization, we entered into an advisory agreement with each of Bain Capital, LLC and Bear Stearns pursuant to which they agreed to provide financial advisory and consulting services. Each advisory agreement includes customary indemnification provisions in favor of each of Bain Capital, LLC and Bear Stearns. During fiscal year 2000, not including the fees paid in connection with the initial public offering, we paid Bain Capital, LLC and Bear Stearns $0.7 million and $0.2 million, respectively.

(21)    Litigation

On March 28, 2001, Cypress Semiconductor Corporation (“Cypress”), filed a patent infringement lawsuit in Delaware federal court against us (“Delaware Lawsuit”). On April 4, 2001, we filed a patent infringement lawsuit in California federal court against Cypress (“California Lawsuit”). On July 20, 2001, Cypress filed a complaint with the International Trade Commission (“ITC”), against us for infringement of one patent, and on November 5, 2001, we filed a complaint with the ITC against Cypress for infringement of two patents (collectively, “ITC Actions”). After we filed the second Motion for Summary Determination in the ITC Actions, which were consolidated, we and Cypress resolved all litigation between ourselves. We have accrued the costs of this settlement as of June 29, 2002. On August 15, 2002, the Delaware Lawsuit was dismissed with prejudice. On August 23, 2002, the California Lawsuit was dismissed with prejudice. On or about August 26, 2002, the Judge in the ITC Actions granted the Joint Motion to Terminate the Investigation. As of the date of the filing of this Form 10-K, we are no longer engaged in any litigation with Cypress.

In addition to the foregoing, from time to time, various inquiries, potential claims and charges and litigation (collectively “claims”) are made, asserted or commenced by or against us, principally arising from or related to contractual relations and possible patent infringement. We believe that any such claims currently pending, and the other litigation matters discussed above, individually and in the aggregate, have been adequately reserved and will not have any material adverse effect on our consolidated financial position or results of operations, although no assurance can be made in this regard.

(22)    Quarterly Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended June 29, 2002 and June 30, 2001 (except for EPS):

	Quarter Ended
	September 29, 2001	December 29, 2001	March 30, 2002	June 29, 2002	September 30, 2000	December 30, 2000	March 31, 2001	June 30, 2001
Revenue	$35,707	$38,560	$53,262	$55,125	$51,351	$56,484	$45,320	$35,143
Cost of sales	15,146	16,014	23,200	21,944	19,469	21,362	17,109	14,057
Research and development	6,648	5,846	8,083	8,662	7,140	7,503	7,237	6,421
Operating income	9,465	11,174	7,965	12,454	18,566	23,260	14,481	9,887
Net income	8,865	10,134	7,047	11,732	15,551	18,882	12,995	9,030
Diluted EPS	$0.13	$0.15	$0.10	$0.17	$0.22	$0.27	$0.19	$0.13

Item	9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

PART III

Item	10. Directors and Executive Officers of the Company

The following biographical information is furnished as to each person nominated for election as a director.

Name	Age	Position
Hock E. Tan	50	Chief Executive Officer, President and Director
Justine F. Lien	40	Vice President and Chief Financial Officer
Lewis C. Eggebrecht	58	Vice President and Chief Scientist
Henry I. Boreen	75	Director
David Dominik	46	Director
Michael A. Krupka	37	Director
Prescott Ashe	35	Director
John Howard	50	Director
Nam P. Suh, Ph.D.	66	Director

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

Henry I. Boreen has been a director since December 1984. He served as Interim Chief Executive officer from March 1998 through October 1998. Since 1984, Mr. Boreen has been a principal of HIB International. From 1989 to January 1998, Mr. Boreen has also served as chairman of AM Communications, Inc., a manufacturer of telecommunications equipment. Mr. Boreen has over 35 years of experience in the integrated circuits industry and was the founder and chairman of Solid State Scientific, a semiconductor manufacturer.

David Dominik has been a managing director of Golden Gate Capital, a private equity investment firm he co-founded, since 2000. From 1990 to March 2000, he was a managing director of Bain Capital, LLC. From 1986 to 1990, Mr. Dominik was a general partner of Zero Stage Capital, a venture capital firm focused on early-stage companies, and Assistant to the Chairman of Genzyme Corporation, a biotechnology firm from 1984 to 1986. From 1982 to 1984, he worked as a management consultant at Bain & Company. Mr. Dominik also serves on the Board of Directors of, DDi Corp. and ThermaWave, Inc.

Michael A. Krupka joined Bain Capital, LLC in 1991 and has been a Managing Director since 1997. Prior to joining Bain Capital, Mr. Krupka spent several years as a management consultant at Bain & Company where he focused on technology and technology-related companies. In addition, he has served in several senior operating roles at Bain Capital, LLC portfolio companies. Mr. Krupka currently serves on the board of directors of US LEC Corp.

Prescott Ashe has been a managing director of Golden Gate Capital, a private equity investment firm, since 2000. Prior to Golden Gate Capital, Mr. Ashe was an investment professional with Bain Capital, LLP beginning in 1991 and ending in 2002. Prior to that he was a consultant at Bain & Company. Mr. Ashe also serves on the Board of Directors of DDi Corp. Mr. Ashe currently serves as a member of Class I of the Board of Director, and his current term will expire at the annual meeting in 2004.

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

Nam P. Suh, Ph.D. is currently the Ralph E. & Eloise F. Cross Professor and Director at the Manufacturing Institute at the Massachusetts Institute of Technology (“MIT”). Previously he held the position of the Head of the Department of Mechanical Engineering and the Director of the Manufacturing Institute at MIT. He has been with the MIT faculty since 1970 and during this time, he was the Founding Director of the MIT Laboratory for Manufacturing and Productivity, Founder and Director of the MIT-Industry Polymer Processing Program, head of the Mechanics and Material Division of the Mechanical Engineering department, and a member of the Engineering Council of MIT. Between 1984 and 1988, he was appointed by President Reagan as Assistant Director for Engineering of the National Science Foundation, for which he received the Foundation’s Distinguished Service Award. He has authored over 230 papers, four books, and holds over forty patents. Dr. Suh holds an S.B. and M.B. from MIT, and has received a Ph.D. from Carnegie Mellon University. Dr. Suh also received three honorary doctorate degrees.

Item 11.    Executive Compensation

The following table sets forth, for the fiscal years ended June 29, 2002, June 30, 2001 and July 1, 2000, the compensation paid by the Company to those persons who were at any time during the last completed fiscal year, the Company’s chief executive officer, and its next most highly compensated executive officers whose total annual salary and bonus was in excess of $100,000 for the last completed fiscal year.

SUMMARY COMPENSATION TABLE

				Long Term Compensation		All Other Compensation ($)(2)
		Annual Compensation		Awards
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)

Hock E. Tan CEO, President and Director (since May 1999)	2002 2001 2000	296,751 279,923 262,556	59,812 281,250 252,000	— — —	250,000 75,000 84,710	10,623 63,483 57,897

Justine F. Lien Chief Financial Officer (since May 1999)	2002 2001 2000	180,000 179,231 149,172	28,080 97,370 112,278	— — —	130,000 — —	11,898 26,051 26,855

Lewis C. Eggebrecht Vice President and Chief Scientist	2002 2001 2000	222,882 207,056 195,618	22,504 126,751 105,483	— — —	105,000 — —	5,661 38,588 37,343

(1)	Includes cash bonuses for services rendered in the applicable fiscal year.
(2)
Includes amounts contributed by the Company (i) under the Company’s 401(k) Plan as follows: Mr. Tan—$10,119 for 2002, $11,936 for 2001 and $6,350 for 2000; Ms. Lien—$11,444 for 2002, $5,617 for 2001, and $6,522 for 2000; Mr. Eggebrecht—$5,172 for 2002, $8,129 for 2001, and $6,897 for 2000; (ii) for premiums for a life insurance policy as follows: Mr. Tan—$504 for 2002, $504 for 2001 and $504 for 2000; Ms. Lien—$454 for 2002, $454 for 2001 and $353 for 2000; Mr. Eggebrecht—$489 for 2002, $489 for 2001 and $476 for 2000; (iii) for deferred compensation agreements as follows: Mr. Tan—$51,043 for 2001 and $51,043 for 2000, Ms. Lien—$19,980 for 2001 and $19,980 for 2000; Mr. Eggebrecht—$29,970 for 2001 and $29,970 for 2000.

The following table sets forth the option grants during the fiscal year ended June 29, 2002 for the individuals named in the Summary Compensation Table.

SUMMARY COMPENSATION TABLE

	Individual Grants						Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Options Granted	% of Total Options Granted to Employees In Fiscal Year		Exercise Or Base Price ($/SH)	Grant Date Market Price	Expiration Date
							5%($)	10%($)

Hock E. Tan	125,000	2.94%		19.4500	19.4500	04/24/12	1,529,000	3,874,786

Justine F. Lien	30,000 100,000	0.71 2.35	% %	17.7000 19.4500	17.7000 19.4500	08/10/11 04/24/12	333,943 1,223,200	846,277 3,099,829

Lewis C. Eggebrecht	25,000 80,000	0.59 1.88	% %	17.7000 19.4500	17.7000 19.4500	08/10/11 04/24/12	278,286 978,560	705,231 2,479,863

The following table sets forth-aggregate option exercises during the fiscal year ended June 29, 2002 and option values for the individuals named in the Summary Compensation Table.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR END OPTION VALUES

Name	Shares Acquired on Exercise(#)	Value Realized($)	Number of Securities Underlying Unexercised Options At Fiscal Year End(#)	Value of Unexercised In-the-Money Options at FY-End($)
			Exercisable/ Unexercisable	Exercisable/ Unexercisable
Hock E. Tan	20,000	$427,902	311,495/414,205	6,017,334/4,791,987

Justine F. Lien	70,000	$1,336,077	159,918/214,711	3,119,631/1,802,180

Lewis C. Eggebrecht	263,254	$5,077,224	0/210,888	0/2,188,285

Compensation of Directors

We will reimburse members of the board of directors for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. In addition, we compensate independent members of the board of directors an annual stipend of $15,000 for services provided in such capacity as well as $2,500 per board meeting attended. We paid approximately $100,000 to the board members during fiscal years 2002 and 2001, there were no payments made to the board members during fiscal year 2000.

Qualified 401(k) and Profit Sharing Plan

We maintain a qualified 401(k) and profit sharing plan. Commencing in fiscal year 2000, employees are permitted to contribute up to 18% of their annual compensation. In prior years, the amount was 12% of their annual compensation. Under the plan, we make matching contributions equal to 150% of the first 1% contributed, 125% of the second 1% contributed, 100% of the third 1% contributed, 75% of the fourth 1% contributed and 50% of the next 2% contributed up to a maximum of 6% of annual compensation, subject to the IRS limits. The amounts we contributed and charged to expense were $0.9 million in fiscal year 2002, $0.8 million in fiscal year 2001 and $0.6 million in fiscal year 2000.

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

1999 Stock Option Plans.    In order to provide additional financial incentives to certain of our executives and other key employees, in May 1999 we adopted the 1999 Stock Option Plan, or the “ 1999 Plan” under which we will periodically grant options to purchase our new common stock. These options will vest upon the fulfillment of certain conditions, the passage of a specified period of time and our achievement of certain performance goals, as determined by our board of directors. All of the unvested options of any terminated employee will expire upon termination, and the exercise period of all vested options will be reduced to sixty days following the date of termination. We and certain investors have the right to repurchase shares of our common stock issued upon the exercise of options granted under the 1999 Plan if any employee ceases to be employed by us. The senior management team and many other employees own common stock and options, together representing approximately 21% of our common stock on a fully-diluted basis. No future grants will be made under the 1999 Plan upon the effectiveness of the 2000 Plan.

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

Employee Stock Purchase Plan.    The 2000 Employee Stock Purchase Plan, or the “Stock Purchase Plan,” was adopted by our board of directors and our shareholders prior to the completion of the initial public offering. The Stock Purchase Plan enables the employees desiring to do so a convenient means of purchasing shares of common stock through payroll deductions or lump sum cash payments. The Stock Purchase Plan provides an incentive to participate by permitting purchases at a discounted price. We believe that ownership of stock by employees will foster greater employee interest in the success, growth and development of our Company. This plan was implemented in the first quarter of fiscal year 2001. As of June 29, 2002, 0.1 million shares were issued through the stock purchase plan.

Board Committees

Our Board of Directors has two committees: an Audit Committee and a Compensation Committee.

Our Audit Committee, which is required to consist of a majority of directors not otherwise affiliated with the Company, consists of Messrs. Boreen, and Howard and Dr. Suh. The Audit Committee reports to the Board of Directors regarding the appointment of our independent public accountants, the scope and results of our annual audits, compliance with our accounting and financial policies and management’s procedures and policies relative to the adequacy of our internal accounting controls.

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

In accordance with the Sarbanes-Oxley Act of 2002, The Nasdaq Stock Market has proposed rule changes that will tighten the definition of “independent director.” Both the existing and the proposed Nasdaq rules generally require all members of the Audit Committee of a company with shares traded on the Nasdaq National Market to be independent directors. Currently, other than our CEO, all members of our Board of Directors (including all members of our Board’s Audit Committee and Compensation Committee) are independent within the meaning of the Sarbanes-Oxley Act of 2002 as well as both the existing and proposed listing criteria of the Nasdaq National Market.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the approximate beneficial ownership of: (i) each class of its equity securities by each person who is known by the Company to own more than 5% of the Company’s outstanding voting securities and (ii) each class of its equity securities by each of its directors and executive officers and all of the directors and executive officers as a group, in each case as of August 15, 2002 except as otherwise disclosed. Unless otherwise noted, to its knowledge, each of the following shareholders has sole voting and investment power as to the shares shown:

	Shares Beneficially owned
Name and Address	Number of Shares	Percentage of Class
Principal Shareholders:
FMR Corp.(1) 82 Devonshire Street Boston, MA 02109	6,180,365	9.0%

Franklin Resources, Inc.(2) One Franklin Parkway San Mateo, CA 94403	6,215,181	9.1%

Directors and Executive Officers:
Hock E. Tan(3)	435,283	*
Justine F. Lien(4)	312,399	*
Lewis C. Eggebrecht(5)	234,971	*
Nam P. Suh(6)	8,000	*
Michael A. Krupka(7)	1,073,288	1.6%
David Dominik(8)	205,556	*
Prescott Ashe(9)	206,631	*
John Howard(10)	2,063,883	3.0%
Directors and Executive Officers as a group (8 persons)	4,127,824	6.0%

*	Represents less than 1%.
(1)
As of August 29, 2002, includes (i) 5,545,640 shares of common stock beneficially owned by Fidelity Management & Research Company and FMR Co., Inc, wholly-owned subsidiaries of FMR Corp. and investment advisors registered under Section 203 of the Investment Advisors Act of 1940, and (2) 634,725 shares of common stock beneficially owned by Fidelity Management Trust Company, a wholly-owned subsidiary of FMR Corp. and a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934.

(2)
As of June 30, 2002, includes 6,215,181 shares of common stock beneficially owned by Templeton Franklin Investment Services, Inc., Franklin Private Client Group, Inc., Fiduciary Trust Company International or Franklin Advisers, Inc., all of which are wholly-owned subsidiaries of Franklin Resources, Inc.

(3)	Includes 311,495 shares of common stock issuable upon exercise of options and 123,788 shares of common stock held in trust for Mr. Tan’s children.
(4)	Includes 159,918 shares of common stock issuable upon exercise of options.
(5)	Includes 6,250 shares of common stock issuable upon exercise of options.
(6)	Includes 8,000 shares of common stock issuable upon exercise of options.
(7)
Includes (i) 786,630 shares of common stock owned by Bain Capital Fund VI, L.P., whose sole general partner is Bain Capital Partners VI, L.P., whose sole general partner is Bain Capital Investors, LLC (“BCI”), of which Mr. Krupka is a member, (ii) 2,623 shares of common stock owned by PEP Investment PTY Ltd. for which BCI, of which Mr. Krupka is a member, is attorney-in fact, and (iii) 284,035 shares of common stock owned by BCIP Associates II (“BCIP II”), BCIP Associates II-B (“BCIP II-B”), BCIP Trust Associates II (“BCIP Trust II”), BCIP Trust Associates II-B (“BCIP Trust II-B”) and BCIP Associates II-C (“BCIP II-C” and collectively with BCIP II, BCIP II-B, BCIP Trust II, BCIP Trust II-B, the “BCIPs”), in each case whose managing partner is BCI, of which Mr. Krupka is a member, and certain of the BCIPs of which Mr. Krupka or an entity affiliated with Mr. Krupka is a general partner. Mr. Krupka disclaims beneficial ownership of any such shares in which he does not have a beneficial ownership.

(8)
Includes 205,556 shares of common stock owned by BCIP II and BCIP Trust II, of which Mr. Dominik or an entity affiliated with Mr. Dominik is a general partner. Mr. Dominik disclaims beneficial ownership of any such shares in which he does not have a beneficial ownership.

(9)
Includes 205,556 shares of common stock owned by BCIP II and BCIP Trust II, of which Mr. Ashe or an entity affiliated with Mr. Ashe is a general partner. Mr. Ashe disclaims beneficial ownership of any such shares in which he does not have a beneficial ownership.

(10)
Mr. Howard is a Senior Managing Director of Bear, Stearns & Co. Inc. Accordingly, Mr. Howard may be deemed to beneficially own some or all of the 2,063,883 shares owned by The Bear Stearns Companies Inc. Mr. Howard disclaims beneficial ownership of any such shares.

Item 13.    Certain Relationships Related Transactions

Previous Loan to Executive Officers

On May 11, 1999, certain members of the management team entered into stock purchase agreements. In exchange for the purchase of Class A common shares and Class L common shares, the executives delivered to us a promissory note. The notes accrued interest at 8% per annum and were to mature on May 11, 2006. The executives could prepay the notes at any time, in full or increments of $1,000. If the executives received a bonus from us, the executives had the obligation to prepay their notes in an amount equal to 50% of the amount of such bonus, net of the amount of any customary withholding taxes and such amount paid to us. At the start of our fiscal year, Mr. Tan owed $200,000 under a promissory note. During the year, Mr. Tan paid interest in the amount of $5,773.11 on this promissory note. As of June 29, 2002 all amounts owed under Mr. Tan’s promissory note have been paid in full. In accordance with the Sarbanes-Oxley Act of 2002, we will no longer advance any personal loans to our directors or executive officers.

Orders Placed with Affiliate of Major Shareholders

Michael A. Krupka, David Dominik and Prescott Ashe, all of whom are directors of the Company, are members or general partners of certain investment funds associated with Bain Capital, LLC. Certain of these Bain Capital investment funds are also shareholders of ChipPAC, Inc., one of our production vendors. Our orders to ChipPAC totaled approximately $1.0 million for fiscal year 2002, $6.0 million for fiscal year 2001 and $3.5 million in fiscal year 2000 and were on market terms.

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

  Schedule II—Valuation and Qualifying Accounts

(3)  Exhibits

  The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this report

(b)  Reports on Form 8-K

We did not file any Current Reports on Form 8-K during the fourth quarter of fiscal year 2002.

SCHEDULE II

INTEGRATED CIRCUIT SYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS
Years ended June 29, 2002, June 30, 2001, and July 1, 2000
(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses*	Deductions**	Balance at End of Period
Year ended June 29, 2002:
Valuation reserves:
Doubtful Accounts	$1,784	$857	$1,362	$1,279
Returns and Allowances	1,175	—	427	748
Inventory	3,594	4,723	233	8,084
Deferred tax valuation	6,422	520	—	6,942

Year ended June 30, 2001:
Valuation reserves:
Doubtful Accounts	$688	$1,238	$142	$1,784
Returns and Allowances	1,004	171	—	1,175
Inventory	3,522	72	—	3,594
Deferred tax valuation	5,071	1,351	—	6,422

Year ended July 1, 2000:
Valuation reserves:
Doubtful Accounts	$1,000	$—	$312	$688
Returns and Allowances	1,150	—	146	1,004
Inventory	5,140	—	1,618	3,522
Deferred tax valuation	2,717	2,354	—	5,071

*	Additions include the inclusion of Micro Networks Corporation reserves after the acquisition on January 4, 2002.
**	Deductions include adjustments to the reserves, as well as write-offs.

INDEX TO EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into this report.

*3.1	Amended and Restated Articles of Incorporation of the Company (Exhibit 3.1 to the Registrant’s Form S-1, registration number 333-33318 [the “2000 Form S-1”]).

*3.2	Amended and Restated By-laws of the Company (Exhibit 3.2 to the 2000 Form S-1).

*10.1	Integrated Circuit Systems, Inc. 1999 Stock Option Plan (Exhibit 10.4 to the Registrant’s Form S-4, registration number 333-88607 [the “1999 Form S-4”]).

*10.2	Lease, dated as of January 29, 1999 between BET Investments IV and the Company (Exhibit 10.6 to the 1999 Form S-4).

+*10.3	Executive Stock and Option Agreements, dated May 11, 1999, among the Company, Lewis C. Eggebrecht and Hock E. Tan (Exhibit 10.9 to the 1999 Form S-4).

+*10.4	Deferred Compensation Agreements, dated May 11, 1999, among the Company, Lewis C. Eggebrecht and Hock E. Tan (Exhibit 10.10 to the 1999 Form S-4).

+*10.5	Employment, Confidential Information and Invention Assignment Agreement between the Company and Hock E. Tan (Exhibit 10.12 to the 1999 Form S-4).

*10.7
Registration Agreement, dated as of May 11, 1999, among the Company, Bain Capital Fund VI, L.P., BCIP Trust Associates II, BCIP Trust Associates II-B, BCIP Associates II, BCIP Associates II-B, BCIP Associates II-C, PEP Investments PTY Ltd., Randolph Street Partners II, Randolph Street Partners 1998 DIF, L.L.C., ICST Acquisition Corp., Hock E. Tan, Lewis C. Eggebrecht and Integrated Circuit Systems Equity Investors, L.L.C (the “Registration Rights Agreement”) (Exhibit 10.14 to the 1999 Form S-4).

*10.8	Amendment No. 1 to the Registration Rights Agreement, dated December 29, 1999 (Exhibit 10.17 to the 2000 Form S-1).

+*10.9	Executive Stock Purchase Agreement, dated as of May 11, 1999, between the Company and Hock E. Tan (Exhibit 10.15 to the 1999 Form S-4).

+*10.12	Employment Agreement, dated as of May 11, 1999, between the Company and Hock E. Tan (Exhibit 10.19 to the 1999 Form S-4).

+*10.13	Non-Compete Agreement, dated as of May 11, 1999, between the Company and Hock E. Tan (Exhibit 10.20 to the 1999 Form S-4).

*10.14	Lease Agreement, dated June 13, 1988, between VLSI Design Associates and The Sobrato Group (Exhibit 10.27 to the Registrant’s registration statement, No. 33-54142, on S-4, filed November 3, 1992).

*10.15	Lease between Turtle Beach Systems, Inc. and Winship Land Associates III, dated May 28, 1993 (Exhibit 10.27 to the Registrant’s 1993 Annual Report on Form 10-K [the “1993 Form 10-K”]).

*10.16	First Amendment to lease, dated as of May 13, 1993, between the registrant and The Sobrato Group (Exhibit 10.28 to the 1993 Form 10-K).

*10.17	Wafer purchase contract, dated as of October 12, 1994, between the Company and American Microsystems, Inc. (Exhibit 10 to the Registrant’s Form 10-Q for the quarter ended September 30, 1994).

*10.18	Agreement, dated as of November 21, 1994, between the Company and Edward H. Arnold (Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended December 30, 1995).

*10.19
Wafer purchase contract, dated as of November 8, 1995, between the Company and Chartered Semiconductor Manufacturing PTE. Ltd. (Exhibits 10(a) and 10(b) to the Registrant’s Form 10-Q for the quarter ended December 30, 1995).

+*10.20	2000 Long Term Equity Incentive Plan (Exhibit 10.32 to the 2000 Form S-1).

*10.21	Series A Cumulative Convertible Preferred Stock Purchase Agreement by the Registrant and Intel Corporation, dated December 23, 1999 (Exhibit 10.33 to 2000 Form S-1).

*10.22	Employee Stock Purchase Plan (Exhibit 10.34 to the 2000 Form S-1).

*10.23
Revolving Credit Loan Agreement, dated as of June 23, 2000, among the Company, ICST, Inc., ICS Technologies, Inc., Integrated Circuit Systems PTE, Ltd. and First Union National Bank (Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended December 30, 2000).

*10.24
Indemnification Agreement dated May 22, 2000 between Integrated Circuit Systems, Inc. and Justine F. Lien (pursuant to instruction 2 to Item 601 of Regulation S-K, the Indemnification Agreements, which are substantially identical in all material respects except as to the parties thereto, between the Company and the following individuals, are not being filed: Hock E. Tan, Lewis C. Eggebrecht, Henry I. Boreen, Michael A. Krupka, David Dominik, Prescott Ashe and John Howard) (Exhibit 10.31 to the Registrant’s Form 10-Q for the quarter ended December 30, 2000).

*21.1	Subsidiaries of the Registrant (Exhibit 21.1 to the 2000 Form S-1).

23.1	Consent of PricewaterhouseCoopers LLP.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

99.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

*	Incorporated by reference
+	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED CIRCUIT SYSTEMS, INC.

By:	/s/ HOCK E. TAN
Chief Executive Officer

Date:    September 11, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

INTEGRATED CIRCUIT SYSTEMS, INC.

By:	/s/ HOCK E. TAN
Hock E. Tan, Chief Executive Officer, Director

Date:    September 11, 2002

By:	/s/ JUSTINE F. LIEN
Vice President, Chief Financial & Accounting

Date:    September 11, 2002

.

By:	/s/ HENRY I. BOREEN
Henry I. Boreen, Director

Date:    September 11, 2002

.

By:	/s/ DAVID DOMINIK
David Dominik, Director

Date:    September 11, 2002

By:	/s/ MICHAEL A. KRUPKA
Michael A. Krupka, Director

Date:    September 11, 2002

.

By:	/s/ PRESCOTT ASHE
Prescott Ashe, Director

Date:    September 11, 2002

.

By:	/s/ JOHN HOWARD
John Howard, Director

Date:    September 11, 2002

.

By:	/s/ NAM P. SUH
Nam P. Suh, Director

Date:    September 11, 2002

CERTIFICATION PURSUANT TO
RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934

I, Hock E. Tan, Chief Executive Officer of the Company certify that:

1.  I have reviewed this annual report on Form 10-K of Integrated Circuit Systems, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report on Form 10-K; and

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report on Form 10-K.

/s/ HOCK E. TAN
Hock E. Tan Chief Executive Officer

September 11, 2002

CERTIFICATION PURSUANT TO
RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934

I, Justine F. Lien, Chief Financial Officer of the Company certify that:

1.  I have reviewed this annual report on Form 10-K of Integrated Circuit Systems, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report on Form 10-K; and

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report on Form 10-K.

/s/ JUSTINE F. LIEN
Justine F. Lien Chief Financial Officer

September 11, 2002