Form 10-Q
period 2002-09-28
INTEGRATED CIRCUIT SYSTEMS INC
filed 2002-11-12
CIK 874689

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

For the Quarter ended September 28, 2002

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

                         Commission File Number: 0-19299


                          -----------------------------

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

                        --------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X  No ___
                                       ---
As of November 9, 2002, there were 67,781,153 shares of Common Stock; $0.01 par value, outstanding.

================================================================================

                        INTEGRATED CIRCUIT SYSTEMS, INC.

                                      INDEX

                                                                                   Page
                                                                                  Number
                                                                                  ------
PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets:
          September 28, 2002 (Unaudited) and June 29, 2002                             3

          Consolidated Statements of Operations (Unaudited):
          Three Months Ended September 28, 2002 and September 29, 2001                 4

          Consolidated Statements of Cash Flows (Unaudited):
          Three Months Ended September 28, 2002 and September 29, 2001                 5

          Notes to Consolidated Financial Statements                                   6


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                         11

Item 3.   Quantitative and Qualitative Disclosures About                              16
          Market Risk

Item 4.   Controls and Procedures                                                     16

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

Item  1.  Consolidated Financial Statements
          INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets
                          (In thousands)

                                                             Sept. 28,              June 29,
                                                               2002                   2002
                                                           -----------             ---------
                                                           (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                               $   107,182             $  74,255
   Marketable securities                                        19,174                36,266
   Accounts receivable, net                                     29,633                28,741
   Inventory, net                                               17,060                18,556
   Deferred income taxes                                         7,341                 6,791
   Prepaid income taxes                                             --                 1,181
   Prepaid assets                                                6,200                 4,781
   Other current assets                                            906                 8,924
                                                           -----------             ---------
       Total current assets                                    187,496               179,495
                                                           -----------             ---------
Property and equipment, net                                     18,021                18,324
Intangibles                                                     31,825                32,400
Goodwill                                                        41,575                41,575
Other assets                                                     4,555                 4,598
                                                           -----------             ---------
       Total assets                                        $   283,472             $ 276,392
                                                           ===========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term obligations                $    14,630             $  13,744
   Accounts payable                                             14,406                11,416
   Accrued expenses and other current liabilities               14,860                25,272
   Income taxes payable                                            770                    --
                                                           -----------             ---------
       Total current liabilities                                44,666                50,432
                                                           -----------             ---------

Long-term debt, less current portion                            25,510                28,514
Other liabilities                                               13,163                13,475
                                                           -----------             ---------
       Total liabilities                                        83,339                92,421
                                                           -----------             ---------

Shareholders' equity:
   Common stock, $0.01 par, authorized 300,000;
   Issued and outstanding 68,137 and 67,841 shares as of
   September 28, 2002 and June 29, 2002, respectively.             681                   678
   Additional paid in capital                                  227,452               227,531
   Accumulated deficit                                         (18,738)              (32,451)
   Deferred compensation                                        (1,463)               (3,988)
   Treasury stock, at cost, 655 shares                          (7,799)               (7,799)
                                                           -----------             ---------
       Total shareholders' equity                              200,133               183,971
                                                           -----------             ---------
       Total liabilities and shareholders' equity          $   283,472             $ 276,392
                                                           ===========             =========

          See accompanying notes to consolidated financial statements.

                INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                 (In thousands)
                                   (Unaudited)

                                                          Three Months Ended
                                                          ------------------
                                                  September 28,        September 29,
                                                       2002                 2001
                                                  -------------        -------------
Revenues:                                         $      57,789        $      35,707

Cost and expenses:
   Cost of sales                                         23,321               15,146
   Research and development                               8,218                6,648
   Selling, general and administrative                    9,676                4,448
   Amortization of intangibles                              575                   --
                                                  -------------        -------------
      Operating income                                   15,999                9,465
                                                  -------------        -------------

Interest and other income                                   592                  925
Interest expense                                           (486)                 (22)
                                                  -------------        -------------
      Income before income taxes                         16,105               10,368
Income taxes                                              2,392                1,503
                                                  -------------        -------------
Net income                                        $      13,713        $       8,865
                                                  =============        =============
Basic

Basic income per share:
   Net income                                     $        0.20        $        0.13

Diluted income per share:
   Net income                                     $        0.20        $        0.13

Weighted average shares outstanding - basic              67,336               66,428
Weighted average shares outstanding - diluted            70,076               70,019

          See accompanying notes to consolidated financial statements.

                INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                         Three Months Ended
                                                                                         ------------------
                                                                                  September 28,      September 29,
                                                                                       2002              2001
                                                                                  -------------      -------------
Cash flows from operating activities:
   Net income                                                                     $      13,713      $       8,865
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                                       2,262              1,273
      Amortization of bond premiums                                                          87                  3
      Deferred financing charge                                                              27                  3
      Amortization of deferred compensation                                                (213)               246
      (Gain) loss on sale of assets                                                        (191)               (28)
      Tax benefit of stock options                                                        2,177              3,946
      Deferred income taxes                                                                (836)               414
   Changes in assets and liabilities:
      Accounts receivable                                                                  (892)            (4,442)
      Inventory                                                                           1,496             (1,480)
      Other assets, net                                                                    (817)              (146)
      Accounts payable, accrued expenses and other current liabilities                     (375)             8,342
      Accrued interest expense                                                              391                 --
      Income taxes                                                                        1,951             (2,932)
                                                                                  -------------      -------------

         Net cash provided by operating activities                                       18,780             14,064
                                                                                  -------------      -------------

Cash flows from investing activities:
   Sales/Maturities of marketable securities                                             22,156                 --
   Purchases of marketable securities                                                    (5,000)           (23,019)
   Capital expenditures                                                                  (1,402)              (621)
   Other                                                                                     27                101
                                                                                  -------------      -------------

         Net cash provided by (used in) investing activities                             15,781            (23,539)
                                                                                  -------------      -------------

Cash flows from financing activities:
   Exercise of stock options                                                                294                531
   Shares purchased through stock purchase plan                                             190                144
   Purchase of treasury stock                                                                --             (4,681)
   Repayments of long-term debt                                                          (2,118)              (121)
                                                                                  -------------      -------------
         Net cash used in financing activities                                           (1,634)            (4,127)
                                                                                  -------------      -------------

Net increase (decrease) in cash and cash equivalents                                     32,927            (13,602)
Cash and cash equivalents:
   Beginning of period                                                                   74,255             91,400
                                                                                  -------------      -------------
   End of period                                                                  $     107,182      $      77,798
                                                                                  =============      =============

          See accompanying notes to consolidated financial statements.

                INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(1)  INTERIM ACCOUNTING POLICY

The accompanying financial statements have not been audited. In the opinion of our management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly our financial position at September 28, 2002 and results of operations and cash flows for the interim periods presented. Certain items have been reclassified to conform to current period presentation.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended June 29, 2002. Results of operations for the three months ended September 28, 2002 are not necessarily indicative of results to be expected for the full year.

In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified below some of the accounting principles critical to our business and results of operations. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We state these accounting policies in Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the consolidated financial statements contained in our Annual Report on Form 10-K for our fiscal year ended June 29, 2002. In addition, we believe our most critical accounting policies include, but are not limited to, the following:

Consolidation Policy
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated.

Goodwill and Intangible Assets
Goodwill represents the excess of cost over the fair value of net assets acquired from business acquisitions. Prior to July 1, 2001, all goodwill was amortized using the straight-line method over periods ranging from five to thirty years. Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recorded in the financial statements. Under SFAS 142, goodwill and other indefinite lived intangible assets are no longer amortized, but are required to be tested annually or whenever circumstances occur that would indicate impairment. Beginning July 1, 2001, we ceased the amortization of goodwill. In assessing recoverability, many factors are considered, including historical and forecasted operating results and cash flows of the acquired businesses. After consideration of these factors, we will determine whether or not there is impairment to goodwill and other indefinite lived intangible assets. We expect to complete our required annual assessment in the fourth quarter of fiscal 2003. There can be no assurance that a future impairment test will not result in a charge to earnings.

At September 28, 2002, we have $41.6 million of goodwill and $18.4 million of indefinite life intangible assets. We believe that no impairment of goodwill or other indefinite lived intangible assets existed at September 28, 2002. We had no indefinite lived intangible assets prior to the acquisition of Micro Networks Corporation ("MNC").

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

(2)  ACQUISITION

On January 4, 2002, we acquired MNC for $77.3 million, net of cash acquired. We believe that by acquiring MNC we now have access to technology, that will broaden our offering of silicon timing products to strengthen our position within strategic markets such as servers, storage systems and communications. The purchase price includes $5.6 million in purchase accounting liabilities. Of the total amount recorded, $4.3 million represents costs associated with closing or moving office and production activities and $1.3 million represents severance and other personnel costs. We expect to complete the restructuring by February 28, 2003. As of September 28, 2002, we have expended approximately $0.9 million of this reserve relating to severance and facility closing costs. Approximately $0.6 million of the remaining amount relates to severance and other personnel costs to be paid in fiscal year 2003, $1.8 million relates to vacated facilities leased with expiration dates through 2012 and the balance represents fixed assets that we will dispose of. This reserve is included in "Accrued expense and other current liabilities" in the Balance Sheet. The results of MNC have been included in the consolidated financial statements since the acquisition date.

The following unaudited pro forma combined results of operations are provided for illustrative purposes only and assumes this acquisition occurred as of the beginning of each of the periods presented. The following unaudited pro forma information (in thousands, except per share amounts) should not be relied upon as necessarily being indicative of the historical results that would have been obtained if this acquisition had actually occurred during those periods, nor the result that may be obtained in the future.

                                                                       Three Months Ended
                                                                September 28,     September 29,
                                                                     2002              2001
                                                                -------------------------------
           Pro forma revenue                                    $      57,789     $      48,774
           Pro forma net income                                        13,713            10,358
           Diluted net income per common share as reported               0.20              0.16
           Pro forma diluted net income per common share                 0.20              0.15

(3) INVENTORY

Inventory is valued at the lower of cost or market. Cost is determined by the first in, first out (FIFO) method. The components of inventories are as follows (in thousands):

                                                      September 28, 2002         June 29, 2002
                                                      ------------------         -------------
                Work-in-process                               $   14,966            $   15,843
                Finished parts                                     9,941                10,797
                Less: Obsolescence reserve                        (7,847)               (8,084)
                                                      ------------------         -------------
                                                              $   17,060            $   18,556
                                                      ==================         =============

(4) DEBT

In connection with the acquisition of MNC, we entered into a revolving credit and term loan facility dated December 31, 2001, which will expire December 31, 2004. The new facility enables us to draw down $45.0 million under the term loan and $10.0 million under the revolving credit facility. At our option, the interest rates under the term loan will be either (1) a base rate, which is the higher of (i) a rate of interest announced from time to time by the lenders' administrative agent as the base rate ("Base Rate") or (ii) the sum of 0.5% per annum plus the federal funds rate or (2) London Interbank Offer Rate ("LIBOR") plus 1.75%. At our option, the interest rates under the Revolving Credit Loan, will be either (1) the Base Rate or (2) the LIBOR Rate plus a pre-formulated margin. Currently we have selected LIBOR plus 1.75% as the interest rate on our term loan. During the first quarter of fiscal year 2003, we paid down $2.0 million of the term loan. As of September 28, 2002, $40.0 million was outstanding on our term loan.

In connection with our bank agreement, we entered into an 18-month interest rate swap agreement with the same financial institution. The interest rate swap agreement essentially enables us to manage the exposure to fluctuations in interest rates on a portion of our term loan.

Our term loan requires us to pay interest based on a variable rate. Under the interest rate swap agreement, we are exchanging the variable rate interest on a portion of our term loan, equal to a 50% of the outstanding loan amount, with a fixed rate of 5.00%. The interest rate swap agreement is in effect until June 2003, with the notional amount decreasing to $14.8 million over the effective period.

The interest rate swap agreement has been designated as a cash flow hedge and, therefore, changes in the fair value of the agreement will be recorded in comprehensive loss. To date there has not been a significant change in fair value of the agreement.

Certain of our loan agreements require the maintenance of specified financial ratios, including a fixed charge coverage ratio, a funded debt to EBITDA ratio and a minimum tangible net worth, and impose financial limitations. At September 28, 2002, we were in compliance with the covenants.

(5) CAPITAL STOCK

In September 2001, we announced a repurchase program, which authorized the purchase, from time to time, of 2.0 million shares of our common stock on the market. In October 2002, we announced that our board of directors approved to increase the number of shares to be repurchased under this repurchase program to
3.0 million. As of September 28, 2002, we had purchased 655,000 shares for $7.8 million.

(6)  NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections." Among other things, SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements and allows extraordinary accounting treatment for early extinguishment only when the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The adoption of this statement has not had a material impact on our operating results.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. SFAS No. 146 also requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We do not believe that adoption of this statement will have a material impact on our operating results.

(7)  NET INCOME PER SHARE

Basic net income per share is based on the weighted-average number of common shares outstanding excluding contingently issuable or returnable shares that contingently convert into Common Stock upon certain events. Diluted net income per share is based on the weighted average number of common shares outstanding and diluted potential common shares outstanding.

The following table set forth the computation of net income (numerator) and shares (denominator) for earnings per share:

                                                                        Three Months Ended
                                                                 September 28,       September 29,
                                                                     2002                2001
                                                            ------------------------------------------
Numerator (in thousands):
Net income                                                      $     13,713         $    8,865
                                                            ------------------------------------------

Denominator (in thousands):
Weighted average shares outstanding used for basic
   income per share                                                   67,336             66,428
Common stock options                                                   2,740              3,591
                                                            ------------------------------------------
Weighted average shares outstanding used for diluted
   income per share                                                   70,076             70,019
                                                            ==========================================

(8)  INCOME TAXES

Our effective income tax rate was 14.9% for the first quarter of fiscal year 2003 as compared to 14.5% in the prior year period. The effective tax rate for fiscal years 2002 and 2001 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income for five years. We do not currently calculate deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be a $39.7 million liability as of September 28, 2002.

(9)  LEGAL PROCEEDINGS

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

On March 28, 2001, Cypress Semiconductor Corporation ("Cypress"), filed a patent infringement lawsuit in Delaware federal court against us ("Delaware Lawsuit"). On April 4, 2001, we filed a patent infringement lawsuit in California federal court against Cypress ("California Lawsuit"). On July 20, 2001, Cypress filed a complaint with the International Trade Commission ("ITC"), against us for infringement of one patent, and on November 5, 2001, we filed a complaint with the ITC against Cypress for infringement of two patents (collectively, "ITC Actions"). After we filed the second Motion for Summary Determination in the ITC Actions, which were consolidated, we and Cypress resolved all litigation between ourselves. We have accrued the cost of this settlement as of June 29, 2002. On August 15, 2002, the Delaware Lawsuit was dismissed with prejudice. On August 23, 2002, the California Lawsuit was dismissed with prejudice. On or about August 26, 2002, the Judge in the ITC Actions granted the Joint Motion to Terminate the Investigation. As of the date of the filing of this Form 10-Q, we are no longer engaged in any litigation with Cypress.

(10) CUSTOMERS

In fiscal year 2001, we entered into an Investment and Stock Trade Agreement (the "agreement") with Maxtek Technology Co. Ltd ("Maxtek"), a distributor in Taiwan. We invested $4.0 million and own approximately 10% of Maxtek. The agreement states that if Maxtek fails to successfully complete a public offering by December 5, 2005, we, at our sole option, have the right to demand immediate repurchase of all 4.0 million shares, at the original purchase price plus accrued annual interest (commercial rate set by the Central Bank of China) during the said period. Maxtek, our distributor for our PC business in Taiwan and China, represented approximately 21% of our sales for the first three months of fiscal year 2003, and 11% in the prior year period. Additionally, sales to Maxtech Corporation Limited ("Maxtech"), an entity which is commonly controlled by the owners' of Maxtek representing business in Hong Kong and China, were 18% of our sales in the first three months of fiscal year 2003 and 23% in the prior year period. In addition, Compaq Computer International represented 12% of our first quarter fiscal 2003 revenue.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements

Except for the historical statements and discussions contained herein, statements contained in this Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, such as when we describe what we believe, expect or anticipate will occur, and other similar statements. You must remember that our expectations may not be correct. While we believe these expectations and projections are reasonable, such forward-looking statements are inherently subject to risks, uncertainties and assumptions about us, including, among other things:

..  Our dependence on continuous introduction of new products based on the latest technology
..  The intensely competitive semiconductor and personal computer component industries
..  The importance of frequency timing generator products to total revenue
..  Our dependence on the personal computer industry and third-party silicon wafer fabricators and assemblers of semiconductors
..  Risks associated with international business activities and acquisitions and integration of acquired companies or product lines
.. Our dependence on proprietary information and technology and on key personnel .. Our product liability exposure and the potential unavailability of insurance .. General economic conditions, including economic conditions related to the semiconductor and personal computer industries

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to revenue of certain cost, expense and income items. The table and the subsequent discussion should be read in conjunction with the financial statements and the notes thereto:

                                                                               Three Months Ended
                                                                               ------------------
                                                                    September 28,    September 29,
                                                                        2002             2001
                                                                  ----------------   ---------------
  Revenues                                                                  100.0%            100.0%

  Gross Margin                                                               59.6              57.6

     Research and development                                                14.2              18.6
     Selling, general and administrative                                     17.7              12.5
                                                                  ----------------   ---------------
  Operating income                                                           27.7              26.5
                                                                  ----------------   ---------------

  Interest and other income                                                   1.0               2.6
  Interest expense                                                           (0.8)             (0.1)
                                                                  ----------------   ---------------
        Income before income taxes and extraordinary gain                    27.9              29.0
  Income taxes                                                                4.2               4.2
                                                                  ----------------   ---------------
        Net income                                                           23.7%             24.8%
                                                                  ================   ===============

FIRST QUARTER FISCAL YEAR 2003 AS COMPARED TO FIRST QUARTER FISCAL YEAR 2002

Revenue. Revenue increased by $22.1 million to $57.8 million for the first quarter ended September 28, 2002 as compared to the prior year quarter. This increase is attributable to several factors: the addition of Micro Network products due to the acquisition in the third quarter of fiscal 2002, silicon content of PC clocks per motherboard increased, the beginning ramp for clocks in DDR Server memory and penetration into enterprise networks. The average selling price increased 24.1%, while the volume increased 30.4%.

Foreign revenue, which includes shipments of products to foreign companies as well as offshore subsidiaries of US multinational companies, was 76.7% of total revenue for the first quarter of fiscal year 2003 as compared to 78.2% of total revenue in the prior year quarter. Our sales are denominated in U.S. dollars which minimizes foreign currency risk.

Gross Margin. Cost of sales increased $8.2 million to $23.3 million for the quarter ended September 28, 2002, as compared to the prior year quarter. Cost of sales as a percentage of total revenue was 40.4% for the first quarter of fiscal year 2003 as compared to 42.4% in the prior year quarter. The shift in product mix was the primary factor for this decrease in cost.

Research and Development Expense. Research and development ("R&D") expense increased $1.6 million to $8.2 million for the first quarter of fiscal year 2003 from $6.6 million in the prior year quarter. This increase is primarily due to the acquisition of Micro Networks Corporation ("MNC") in the third quarter of fiscal 2002. As a percentage of revenue, research and development decreased to 14.2% in the first quarter of fiscal year 2003 as compared to 18.6% in the prior year period. Our continued emphasis on R&D includes greater spending in research and development for our silicon timing business. The increased expense represented a lower percentage of revenue due to the significant increase in sales during the first quarter of fiscal year 2003 as compared to prior year quarter.

Selling, General, Administrative and Other. Selling, general, administrative and other expense increased $5.9 million to $10.3 million for the first quarter of fiscal year 2003 as compared to the prior year period. This large increase is primarily due to the acquisition of MNC, variable expenses relating to increased revenues and due to legal fees from litigation that was settled in the first quarter of fiscal 2003. As a percentage of total revenue, selling, general and administrative expenses increased to 17.7% in the first quarter of fiscal year 2003 as compared to 12.5% in the prior year period.

Operating Income. In dollar terms, operating income was $16.0 million in the first quarter of fiscal year 2003 compared to $9.5 million in the first quarter of fiscal year 2002. Expressed as a percentage of revenue, operating income was 27.7% and 26.5% in the first quarter of fiscal year 2003 and the prior year period, respectively.

Interest Expense. Interest expense was $0.5 million in the first quarter of fiscal year 2003 and $22,000 in the first quarter of fiscal year 2002. The increase in interest expense is due to the funds borrowed to acquire MNC in the third quarter of fiscal 2002.

Interest and Other Income. Interest and other income was $0.6 million for the quarter ended September 28, 2002 and $0.9 million in the prior year quarter.

Income Tax Expense. Our effective income tax rate was 14.9% for the first quarter of fiscal year 2003 as compared to 14.5% in the prior year period. The effective tax rate for fiscal years 2003 and 2002 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income for five years. The decrease in overall tax rate was directly attributable to increased revenue and income in our Singapore operations relative to our domestic operations. We do not currently calculate deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be a $39.7 million liability as of September 28, 2002.

INDUSTRY FACTORS

Our strategy has been to develop new products and introduce them ahead of the competition in order to have them selected for design into products of leading OEMs. Our newer components, which include advanced motherboard FTG components, data communication components and memory components, are examples of this strategy. However, there can be no assurance that we will continue to be successful in these efforts or that further competitive pressures would not have a material impact on revenue growth or profitability.

We include customer-released orders in our backlog, which may generally be canceled with 45 days advance notice without significant penalty to the customers. Accordingly, we believe that our backlog, at any time, should not be used as a measure of future revenues.

The semiconductor and personal computer industry, in which we participate, is generally characterized by rapid technological change, intense competitive pressure, and, as a result, products price erosion. Our operating results can be impacted significantly by the introduction of new products, new manufacturing technologies, rapid changes in the demand for products, decreases in the average selling price over the life of a product and our dependence on third-party wafer suppliers. Our operating results are subject to quarterly fluctuations as a result of a number of factors, including competitive pressures on selling prices, availability of wafer supply, fluctuation in yields, changes in the mix of products sold, the timing and success of new product introductions and the scheduling of orders by customers. We believe that our future quarterly operating results may also fluctuate as a result of Company-specific factors, including pricing pressures on our more mature FTG components, continuing demand for our custom ASIC products, acceptance of our newly introduced components and market acceptance of our customers' products. Due to the effect of these factors on future operations, past performance may be a limited indicator in assessing potential future performance.

LIQUIDITY AND CAPITAL RESOURCES

At September 28, 2002, our principal sources of liquidity included cash and investments of $126.4 million as compared to the June 29, 2002 balance of $110.5 million. Net cash provided by operating activities was $18.8 million in the first quarter of fiscal year 2003, as compared to $14.1 million in the prior year quarter. This increase is primarily attributable to the increase in our profitability and the decrease in inventory. As a result of our continued collection efforts, our days sales outstanding remained at 47 days, while our effort on improving our inventory controls resulted in inventory turns increasing from 4.7 times in fiscal year 2002 to 5.4 times in the first quarter of fiscal year 2003.

Purchases for property and equipment were $1.4 million in the first quarter of fiscal year 2003 as compared to $0.6 million in the prior year quarter as we purchased production equipment for our Singapore and Worcester facilities and began the conversion of MNC onto our business systems.

In September 2001, we announced a repurchase program, which authorized the purchase, from time to time, of 2.0 million shares of our common stock on the market. In October 2002, we announced that our board of directors approved to increase the number of shares to be repurchased under this repurchase program to
3.0 million. As of September 28, 2002, we had purchased 655,000 shares for $7.8 million.

In connection with the acquisition of MNC, we entered into a new revolving credit and term loan facility dated December 31, 2001, which will expire December 31, 2004. The new facility enables us to draw down $45.0 million under the term loan and $10.0 million under the revolving credit facility. At our option, the interest rates under the term loan will be either (1) a base rate, which is the higher of (i) a rate of interest announced from time to time by the lenders' administrative agent as the base rate ("Base Rate") or (ii) the sum of 0.5% per annum plus the federal funds rate or (2) London Interbank Offer Rate ("LIBOR") plus 1.75%. At our option, the interest rates under the Revolving Credit Loan, will be either (1) the Base Rate or (2) the LIBOR Rate plus a pre-formulated margin. During the first quarter of fiscal year 2003, we paid down $2.0 million of the term loan. As of September 28, 2002, $40.0 million was outstanding on our term loan; $14.5 million of this is classified current.

The following summarizes our significant contractual obligations and commitments as of September 28, 2002 (in thousands):

          Contractual                       Less than                                     After
          Obligations          Total          1 year    1 - 3 years     4 - 5 years      5 years
       ---------------------------------------------------------------------------------------------
       Long-Term Debt          $ 40,000     $ 14,500      $ 25,500        $    --         $    --
       Operating Leases          17,288        2,967         5,454          5,143           3,723
       ---------------------------------------------------------------------------------------------
       Total                   $ 57,288     $ 17,467      $ 30,954        $ 5,143         $ 3,723
       ---------------------------------------------------------------------------------------------

Operating leases primarily consist of leased facilities that we utilize in various locations.

Certain of our loan agreements require the maintenance of specified financial ratios, including a fixed charge coverage ratio, a funded debt to EBITDA ratio and a minimum tangible net worth, and impose financial limitations. At September 28, 2002, we were in compliance with the covenants.

On January 4, 2002, we acquired MNC for $77.3 million, net of cash acquired. We believe that by acquiring MNC we now have access to technology, that will enhance the performance of our silicon timing products in order to strengthen our position within existing strategic markets such as servers and storage systems. The purchase price includes $5.6 million in purchase accounting liabilities. Of the total amount recorded, $4.3 million represents costs associated with closing or moving office and production activities and $1.3 million represents severance and other personnel costs. We expect to complete the restructuring by February 28, 2003. As of September 28, 2002, we have expended approximately $0.9 million of this reserve relating to severance and facility closing costs. Approximately $0.6 million of the remaining amount relates to severance and other personnel costs to be paid in fiscal year 2003, $1.8 million relates to vacated facilities leased with expirations dates through 2012 and the balance represents fixed assets that, management believes, will have little success in selling. This reserve is included in "Accrued expense and other current liabilities" in the Balance Sheet. The results of MNC have been included in the consolidated financial statements since the acquisition date.

In fiscal year 2001, we entered into an Investment and Stock Trade Agreement (the "agreement") with Maxtek Technology Co. Ltd ("Maxtek"), a distributor in Taiwan. We invested $4.0 million and own approximately 10% of Maxtek. The agreement states that if Maxtek fails to successfully complete a public offering by December 5, 2005, we, at our sole option, have the right to demand immediate repurchase of all 4.0 million shares, at the original purchase price plus accrued annual interest (commercial rate set by the Central Bank of China) during the said period. Maxtek, our distributor for our PC business in Taiwan and China, represented approximately 21% of our sales for the first three months of fiscal year 2003, and 11% in the prior year period. Additionally, sales to Maxtech Corporation Limited ("Maxtech"), an entity which is commonly controlled by the owners' of Maxtek representing business in Hong Kong and China, were 18% of our sales in the first three months of fiscal year 2003 and 23% in the prior year period. In addition, Compaq Computer International represented 12% of our first quarter fiscal 2003 revenue.

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

NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections." Among other things, SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements and allows extraordinary accounting treatment for early extinguishment only when the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The adoption of this statement has not had a material impact on our operating results.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. SFAS No. 146 also requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We do not believe that adoption of this statement will have a material impact on our operating results.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exposures
Our sales are denominated in U.S. dollars and accordingly, we do not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in exchange rates would not have a material impact on our future operating results or cash flows.

Interest Rate Risk
In connection with our bank agreement, we entered into an 18-month interest rate swap agreement with the same financial institution. The interest rate swap agreement essentially enables us to manage the exposure to fluctuations in interest rates on a portion of our term loan.

Our term loan requires us to pay interest based on a variable rate. Under the interest rate swap agreement, we are exchanging the variable rate interest on a portion of our term loan, equal to 50% of the outstanding loan amount, with a fixed rate of 5.0%. The interest rate swap agreement is in effect until June 2003, with the notional amount decreasing to $14.8 million over the effective period.

The interest rate swap agreement has been designated as a cash flow hedge and, therefore, changes in the fair value of the agreement will be recorded in comprehensive loss. To date there has not been a significant change in fair value of the agreement.

We do not use derivatives for trading or speculative purposes, nor are we party to leverage derivatives.

The company had interest expense of $0.5 million for the first quarter of fiscal year 2003. The potential increase in interest expense for the first quarter of fiscal year 2003 from hypothetical 2% adverse change in variable interest rates would be approximately $0.2 million.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) (the "Exchange Act") as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's president, chief executive officer and chief financial officer (principal executive officer and principal financial officer) have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are operating in an effective manner.

Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

Item 6.   Exhibits and Reports on Form 8-K

    (a)                        Reports on Form 8-K:

          None

    (b) The following is a list of exhibits filed as part of the Form 10-Q:

          (99.1) Certification pursuant to 18 U.S.C. Section 1350, as Adopted
                 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
          (99.2) Certification pursuant to 18 U.S.C. Section 1350, as Adopted
                 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         INTEGRATED CIRCUIT SYSTEMS, INC.



Date: November 12, 2002                  By:  /s/ Hock E. Tan
                                              ---------------------------------
                                         Hock E. Tan
                                         President and Chief Executive Officer



Date: November 12, 2002                  By:  /s/ Justine F. Lien
                                              ---------------------------------
                                         Justine F. Lien
                                         Vice President, Finance and Chief
                                         Financial Officer
                                         (Principal financial & accounting
                                         officer)

                                 CERTIFICATIONS

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Hock E. Tan, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Integrated Circuit Systems, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.


         November 12, 2002            /s/ Hock E. Tan
         ---------------------        -------------------------------------
         Date                         Hock E. Tan
                                      President and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Justine F. Lien, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Integrated Circuit Systems, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

         November 12, 2002     /s/ Justine F. Lien
         ------------------    -----------------------
         Date                  Justine F. Lien
                               Senior Vice President and Chief Financial Officer