Form 10-Q
period 2002-12-28
INTEGRATED CIRCUIT SYSTEMS INC
filed 2003-02-11
CIK 874689

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    Form 10-Q

                                   ----------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended December 28, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to          .
                               ----------    ---------

                         Commission File Number: 0-19299

                                   ----------

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

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

As of February 7, 2003, there were 68,048,830 shares of Common Stock; $0.01 par value, outstanding.

================================================================================

                        INTEGRATED CIRCUIT SYSTEMS, INC.

                                      INDEX

                                                                                 Page
                                                                                Number
                                                                                ------
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

           Consolidated Balance Sheets:
           December 28, 2002 (Unaudited) and June 29, 2002                           3

           Consolidated Statements of Operations (Unaudited):
           Three and Six Months Ended December 28, 2002 and December 29, 2001        4

           Consolidated Statements of Cash Flows (Unaudited):
           Six Months Ended December 28, 2002 and December 29, 2001                  5

           Notes to Consolidated Financial Statements                                6

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                    12

Item 3. Quantitative and Qualitative Disclosures About Market Risk                  18

Item 4. Controls and Procedures                                                     18

PART II. OTHER INFORMATION

Item 4. Submission of matters to a vote of security holders                         19

Item 6. Exhibits and Reports on Form 8-K                                            19

Item 1. Consolidated Financial Statements

                INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                 Dec. 28,    June 29,
                                                                  2002         2002
                                                               -----------   --------
                                                               (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                    $ 97,488     $ 74,255
   Marketable securities                                          18,201       36,266
   Accounts receivable, net                                       28,850       28,741
   Inventory, net                                                 15,484       18,556
   Deferred income taxes                                           8,339        6,791
   Prepaid income taxes                                              495        1,181
   Prepaid assets                                                  5,240        4,781
   Other current assets                                            1,345        8,924
                                                                --------     --------
      Total current assets                                       175,442      179,495
                                                                --------     --------

Property and equipment, net                                       16,900       18,324
Long term investments                                             22,994        4,000
Intangibles                                                       31,250       32,400
Goodwill                                                          39,230       41,575
Other assets                                                         419          598
                                                                --------     --------
      Total assets                                              $286,235     $276,392
                                                                ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term obligations                     $ 16,022     $ 13,744
   Accounts payable                                               12,431       11,416
   Accrued expenses and other current liabilities                 13,703       25,272
                                                                --------     --------
      Total current liabilities                                   42,156       50,432
                                                                --------     --------

Long-term debt, less current portion                              11,006       28,514
Other liabilities                                                 12,436       13,475
                                                                --------     --------
      Total liabilities                                           65,598       92,421
                                                                --------     --------

Shareholders' equity:
   Preferred Stock, authorized 5,000; none issued                     --           --
   Common stock, $0.01 par, authorized 300,000;

   Issued and outstanding 68,880 and 67,841 shares as
   of Dec. 28, and June 29, 2002, respectively                       689          678
   Additional paid in capital                                    234,305      227,531
   Accumulated deficit                                            (2,813)     (32,451)
   Deferred compensation                                          (1,219)      (3,988)
   Treasury stock, at cost, 850 and 655 shares as of Dec. 28
      and June 29, 2002, respectively                            (10,328)      (7,799)
   Cumulative translation adjustment                                   3           --
                                                                --------     --------
      Total shareholders' equity                                 220,637      183,971
                                                                --------     --------
      Total liabilities and shareholders' equity                $286,235     $276,392
                                                                ========     ========

          See accompanying notes to consolidated financial statements.

                INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                 (In thousands)
                                   (Unaudited)

                                                Three Months Ended    Six Months Ended
                                               -------------------   -------------------
                                               Dec. 28,   Dec. 29,   Dec. 28,   Dec. 29,
                                                 2002       2001       2002       2001
                                               --------   --------   --------   --------
Revenue:                                        $62,026    $38,560   $119,815    $74,267

Cost and expenses:
   Cost of sales                                 25,701     16,014     49,022     31,160
   Research and development                       8,803      5,846     17,021     12,494
   Selling, general and administrative            9,291      5,526     19,542      9,974
                                                -------    -------   --------    -------
      Operating income                           18,231     11,174     34,230     20,639
                                                -------    -------   --------    -------

Interest and other income                           995        666      1,588      1,591
Interest expense                                   (430)       (23)      (917)       (45)
                                                -------    -------   --------    -------
      Income before income taxes                 18,796     11,817     34,901     22,185
Income taxes                                      2,871      1,683      5,263      3,186
                                                -------    -------   --------    -------
 Net income                                     $15,925    $10,134   $ 29,638    $18,999
                                                =======    =======   ========    =======

Basic income per share:
   Net income                                   $  0.24    $  0.15   $   0.44    $  0.29

Diluted income per share:
   Net income                                   $  0.23    $  0.15   $   0.42    $  0.27

Weighted average share outstanding - basic       67,711     66,180     67,186     66,314
Weighted average share outstanding - diluted     70,313     69,535     69,859     69,796

          See accompanying notes to consolidated financial statements.

                INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                              Six Months Ended
                                                                         ---------------------------
                                                                         December 28,   December 29,
                                                                             2002          2001
                                                                         ------------   ------------
Cash flows from operating activities:
   Net income                                                              $ 29,638       $ 18,999
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                           4,484          2,578
      Amortization of bond premiums                                              --              6
      Deferred financing charge                                                  55              7
      Amortization of deferred compensation                                      31            489
      (Gain) loss on sale of assets                                            (494)          (105)
      Restructuring costs                                                      (915)            --
      Tax benefit of stock options                                            6,464          5,402
      Deferred income taxes                                                  (2,535)           710
   Changes in assets and liabilities:
      Accounts receivable                                                      (109)         4,857
      Inventory                                                               3,072         (1,713)
      Other assets, net                                                        (297)          (224)
      Accounts payable, accrued expenses and other current liabilities       (2,532)         1,006
      Accrued interest expense                                                  328            (19)
      Income taxes                                                              686         (3,496)
                                                                           --------       --------
         Net cash provided by operating activities                           37,876         28,497
                                                                           --------       --------

Cash flows from investing activities:
   Purchases of marketable securities                                       (26,000)       (38,019)
   Sales/Maturities of marketable securities                                 25,609         14,062
   Capital expenditures                                                      (1,928)        (1,621)
   Other                                                                      2,373            192
                                                                           --------       --------
         Net cash provided by (used in) investing activities                     54        (25,386)
                                                                           --------       --------

Cash flows from financing activities:
   Exercise of stock options                                                  2,662          1,098
   Shares purchased through stock purchase plan                                 399            314
   Purchase of treasury stock                                                (2,529)        (7,799)
   Repayments of long-term debt                                             (15,229)          (256)
                                                                           --------       --------
         Net cash used in financing activities                              (14,697)        (6,643)
                                                                           --------       --------

Net increase (decrease) in cash and cash equivalents                         23,233         (3,532)
Cash and cash equivalents:
   Beginning of period                                                       74,255         91,400
                                                                           --------       --------
   End of period                                                           $ 97,488       $ 87,868
                                                                           ========       ========

          See accompanying notes to consolidated financial statements.

                INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(1)  INTERIM ACCOUNTING POLICY

The accompanying financial statements have not been audited. In the opinion of our management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly our financial position at December 28, 2002 and results of operations and cash flows for the interim periods presented. Certain items have been reclassified to conform to current period presentation.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended June 29, 2002. Results of operations for the three months ended December 28, 2002 are not necessarily indicative of results to be expected for the full year.

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

At December 28, 2002, we have $39.2 million of goodwill and $18.4 million of indefinite life intangible assets. We believe that no impairment of goodwill or other indefinite lived intangible assets existed at December 28, 2002. We had no indefinite lived intangible assets prior to the acquisition of Micro Networks Corporation ("MNC") on January 4, 2002.

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

(2)  ACQUISITION

On January 4, 2002, we acquired MNC for $75.1 million, net of cash acquired. We believe that by acquiring MNC we now have access to technology that will broaden our offering of silicon timing products to strengthen our position within strategic markets such as servers, storage systems and communications. The purchase price includes $5.6 million in purchase accounting liabilities. Of the total amount recorded, $4.3 million represents costs associated with closing or moving office and production activities and $1.3 million represents severance and other personnel costs. We expect to complete the restructuring by the end of calendar 2003. As of December 28, 2002, we have expended approximately $1.0 million and $0.4 million of this reserve relating to severance and facility closing costs, respectively. Approximately $0.3 million of the remaining amount relates to severance and other personnel costs, which will to be paid in fiscal year 2003, $1.7 million relates to vacate facilities leased with expiration dates through 2012 and the remaining $2.6 million balance represents fixed assets that will be disposed. This reserve is included in "Accrued expense and other current liabilities" in the Balance Sheet. The results of MNC have been included in the consolidated financial statements since the acquisition date.

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

                                                      Three Months Ended                Six Months Ended
                                                  -----------------------------   -----------------------------
                                                  Dec. 28, 2002   Dec. 29, 2001   Dec. 28, 2002   Dec. 29, 2001
                                                  -------------------------------------------------------------
Pro forma revenue                                    $62,026         $49,219        $119,815         $97,993
Pro forma net income                                  15,925          10,164          29,638          20,522
Diluted net income per common share as reported         0.24            0.15            0.44            0.31
Pro forma diluted net income per common share           0.23            0.15            0.42            0.29

(3)  INVENTORY

Inventory is valued at the lower of cost or market. Cost is determined by the first in, first out (FIFO) method. The components of inventories are as follows (in thousands):

                                              December 28, 2002   June 29, 2002
                                              -----------------   -------------
Work-in-process                                   $ 6,089            $ 6,921
Raw Materials                                       8,189              8,922
Finished parts                                      8,952             10,797
Less:  Obsolescence reserve                        (7,746)            (8,084)
                                                  -------            -------
                                                  $15,484            $18,556
                                                  =======            =======

(4)  DEBT

In connection with the acquisition of MNC, we entered into a revolving credit and term loan facility dated December 31, 2001, which will expire December 31, 2004. The new facility enables us to draw down $45.0 million under the term loan and $10.0 million under the revolving credit facility. At our option, the interest rates under the term loan will be either (1) an annual base rate, which is the higher of (i) a rate of interest announced from time to time by the lenders' administrative agent as the base rate ("Base Rate") or (ii) the sum of the federal funds rate plus 0.5% or (2) London Interbank Offer Rate ("LIBOR") plus 1.75%. At our option, the interest rates under the Revolving Credit Loan, will be either (1) the Base Rate or (2) the LIBOR Rate plus a pre-formulated margin. Currently we have selected LIBOR plus 1.75% as the interest rate on our term loan. During the first six months of fiscal year 2003, we paid down $15.0 million of the term loan. As of December 28, 2002, $27.0 million was outstanding on our term loan.

In connection with our bank agreement, we entered into an 18-month interest rate swap agreement with the same financial institution. The interest rate swap agreement essentially enables us to manage the exposure to fluctuations in interest rates on a portion of our term loan.

Our term loan requires us to pay interest based on a variable rate. Under the interest rate swap agreement; we are exchanging the variable rate interest on a portion of our term loan, equal to 50% of the outstanding loan amount, with a fixed rate of 5.00%. The interest rate swap agreement is in effect until June 2003, with the notional amount decreasing to $14.8 million over the effective period.

The interest rate swap agreement has been designated as a cash flow hedge and, therefore, changes in the fair value of the agreement will be recorded in comprehensive loss. To date there has not been a significant change in fair value of the agreement.

Certain of our loan agreements require the maintenance of specified financial ratios, including a fixed charge coverage ratio, a funded debt to EBITDA ratio and a minimum tangible net worth, and impose financial limitations. At December 28, 2002, we were in compliance with the covenants.

(5)  CAPITAL STOCK

In September 2001, we announced a repurchase program, which authorized the purchase, from time to time, of 2.0 million shares of our common stock on the market. In October 2002, we announced that our board of directors approved to increase the number of shares to be repurchased under this repurchase program to
3.0 million. As of December 28, 2002, we had purchased 850,000 shares for $10.3 million.

(6)  STOCK OPTIONS

In October 2002, our board of directors approved the 2002 Employees' Equity Incentive Plan ("Plan"). The Plan provides for grants of non-qualified stock options, stock appreciation rights, restricted stock and performance awards to employees of the Company and its subsidiaries, persons to whom an offer of employment has been extended and others performing services for the Company or a subsidiary, but does not permit any grants to our officers and directors. The compensation committee of our board of directors will administer the Plan, including determining the exercise price and other terms and conditions of options granted under the Plan. The maximum term for exercise of options granted under the Plan is ten years from the date of grant. Three million shares of our common stock are available for issuance under the Plan, subject to adjustment in the event of a reorganization, merger or similar change in our corporate structure or change in the outstanding shares of common stock. As of December 28, 2002 there were no awards issued or outstanding under the Plan.

(7)  INDUSTRY AND SEGMENT INFORMATION

We operate and track our results in one operating segment. We design, develop, manufacture and market silicon timing devices. The nature of our products and production processes as well as distribution methods is consistent among all of our products.

(8)  NEW ACCOUNTING PRONOUNCEMENTS

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

(9)  NET INCOME PER SHARE

Basic net income per share is based on the weighted-average number of common shares outstanding excluding contingently issuable or returnable shares that contingently convert into Common Stock upon certain events.

Diluted net income per share is based on the weighted average number of common shares outstanding and diluted potential common shares outstanding.

The following table set forth the computation of net income (numerator) and shares (denominator) for earnings per share:

                                               Three Months Ended     Six Months Ended
                                               -------------------   -------------------
                                               Dec. 28,   Dec. 29,   Dec. 28,   Dec. 29,
                                                 2002       2001       2002       2001
                                               -----------------------------------------
Numerator (in thousands):
Net income                                      $15,925    $10,134    $29,638    $18,999
                                               -----------------------------------------
Denominator (in thousands):
Weighted average shares outstanding used for
   basic income per share                        67,711     66,180     67,186     66,314
Common stock equivalents                          2,602      3,355      2,673      3,482
                                               -----------------------------------------
Weighted average shares outstanding used for
   diluted income per share                      70,313     69,535     69,859     69,796
                                               =========================================

(10) COMPREHENSIVE INCOME

Total comprehensive income represents net income plus the results of certain equity changes not reflected in the condensed consolidated and combined statements of operations. The components of accumulated other comprehensive income are shown below.

                                       Three Months Ended             Six Months Ended
                                   ---------------------------   ---------------------------
                                   December 28,   December 29,   December 28,   December 29,
                                       2002           2001           2002          2001
                                   ---------------------------------------------------------
Net income                            $15,925        $10,134        $29,638        $18,999
                                   ---------------------------------------------------------
Other comprehensive income:
   Unrealized Gain on Investments          --             28             --            243
                                   ---------------------------------------------------------
Total comprehensive income            $15,925        $10,162        $29,638        $19,242
                                   =========================================================

(11) INCOME TAX

Our effective income tax rate was 15.1% for the first six months of fiscal year 2003 as compared to 14.4% in the prior year period. The effective tax rate for fiscal years 2003 and 2002 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income for five years as stated in our agreement with the Economic Development Board of Singapore. The five-year period ends December 31, 2007. We do not currently calculate deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be a $43.6 million liability as of December 28, 2002.

(12) LEGAL PROCEEDINGS

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

All subsequent litigations have been dismissed. On March 28, 2001, Cypress Semiconductor Corporation ("Cypress"), filed a patent infringement lawsuit in Delaware federal court against us ("Delaware Lawsuit"). On April 4, 2001, we filed a patent infringement lawsuit in California federal court against Cypress ("California Lawsuit"). On July 20, 2001, Cypress filed a complaint with the International Trade Commission (ITC"), against us for infringement of one patent, and on November 5, 2001, we filed a complaint with the ITC against Cypress for infringement of two patents (collectively, "ITC Actions"). After we filed the second Motion for Summary Determination in the ITC Actions, which were consolidated, we and Cypress resolved all litigation between ourselves. We have accrued the cost of this settlement as of June 29, 2002. On August 15, 2002, the Delaware Lawsuit was dismissed with prejudice. On August 23, 2002, the California Lawsuit was dismissed with prejudice. On or about August 26, 2002, the Judge in the ITC Actions granted the Joint Motion to Terminate the Investigation. As of the date of the filing of this Form 10-Q, we are no longer engaged in any litigation with Cypress.

(13) CUSTOMERS

In fiscal year 2001, we entered into an Investment and Stock Trade Agreement (the "agreement") with Maxtek, a distributor in Taiwan. We invested in approximately 10% of Maxtek, or 4.0 million shares, at $4.0 million. The agreement states that if Maxtek fails to successfully complete a public offering by December 5, 2005, we, at our sole option, have the right to demand immediate repurchase of all 4.0 million shares, at the original purchase price plus accrued annual interest (commercial rate set by the Central Bank of China) during the said period.

In the second quarter of fiscal 2003, we sold 1.0 million shares or 25% of our investment in Maxtek for a gain of $0.3 million. The sale agreements also provide the buyers the option to buy another 25% of our shares by the later of March 31, 2003 or one month after the buyers receive certain Maxtek financial statements. As of December 28, 2002, we owned 3.0 million shares, or approximately 7 1/2 % of Maxtek.

Maxtek, our distributor for our PC business in Taiwan and China, represented approximately 20% of our sales for the first six months of fiscal year 2003, and 18% in the prior year period. Additionally, sales to Lacewood International Corp, formerly known as Maxtech Corporation Limited, an entity which is commonly controlled by the owners' of Maxtek representing business in Hong Kong and China, were 20% of our sales in both of the six month period.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to revenue of certain cost, expense and income items. The table and the subsequent discussion should be read in conjunction with the financial statements and the notes thereto:

                                             Three Months Ended     Six Months Ended
                                             -------------------   -------------------
                                             Dec. 28,   Dec. 29,   Dec. 28,   Dec. 29,
                                               2002       2001       2002       2001
                                             --------   --------   --------   --------
Revenues                                      100.0%     100.0%     100.0%     100.0%

Gross margin                                   58.6       58.5       59.1       58.0

   Research and development                    14.2       15.2       14.2       16.8
   Selling, general and administrative         15.0       14.3       16.3       13.4
                                              -----      -----      -----      -----
Operating income                               29.4       29.0       28.6       27.8
                                              -----      -----      -----      -----

Interest and other income                       1.6        1.7        1.3        2.1
Interest expense                               (0.7)      (0.1)      (0.8)      (0.0)
                                              -----      -----      -----      -----
      Income before income taxes               30.3       30.6       29.1       29.9
Income taxes                                    4.6        4.3        4.4        4.3
                                              -----      -----      -----      -----
      Net income                               25.7%      26.3%      24.7%      25.6%
                                              =====      =====      =====      =====

SECOND QUARTER FISCAL YEAR 2003 AS COMPARED TO SECOND QUARTER FISCAL YEAR 2002

Revenue. Revenue was $62.0 million for the second quarter ended December 28, 2002, an increase of $23.4 million from the prior year quarter. This increase is attributable to several factors: the addition of Micro Network Corporation (MNC) products due to the acquisition in the third quarter of fiscal 2002, silicon content of PC clocks per motherboard increased and the beginning ramp for clocks in Double Data Rate ("DDR") registered memory modules. The average selling price for our products increased 7.5%, while the volume increased 49.5%.

Foreign revenue, which includes shipments of products to foreign companies as well as offshore subsidiaries of US multinational companies, was 74.5% of total revenue for the second quarter of fiscal year 2003 as compared to 78.9% of total revenue in the prior year quarter. Our sales are denominated in U.S. dollars, which minimizes foreign currency risk.

Gross Margin. Cost of sales were $25.7 million for the quarter ended December 28, 2002, an increase of $9.7 million from the prior year quarter. Cost of sales as a percentage of total revenue was 41.4% for the second quarter of fiscal year 2003 as compared to 41.5% in the prior year quarter. Gross profit represents net revenue less cost of sales. Cost of sales includes the cost of purchasing the finished silicon wafers manufactured by independent foundries, costs associated with assembly, packaging, test, quality assurance and product yields and the cost of personnel and equipment associated with manufacturing support.

Research and Development Expense. Research and development (R&D) expense was $8.8 million for the second quarter of fiscal year 2003 an increase of $3.0 million from the prior year quarter. This increase is due to the acquisition of MNC in the third quarter of fiscal 2002 and the related increase in the number of products developed in the second quarter of fiscal 2003. As a percentage of revenue, research and development decreased to 14.2% in the second quarter of fiscal year 2003 as compared to 15.2% in the prior year period. The increased expense represented a lower percentage of revenue due to the significant increase in sales during the second quarter of fiscal year 2003 as compared to the prior year quarter.

R&D costs consist primarily of the salaries and related expenses of engineering employees engaged in research, design and development activities, costs related to design tools, supplies and services and facilities expenses. The level of research and development expenditures as a percentage of net revenues will vary from period to period, depending, in part, on the level of net revenues and, in part, on our success in recruiting the technical personnel needed for our new product introductions and process development. We continuously attempt to control expense levels in all areas including research and development. However, we continue to make substantial investments in research and development to enhance our product offerings, which in turn are critical to our future growth.

Selling, General, Administrative and Other. Selling, general, administrative and other expense (SG&A) was $9.3 million for the second quarter of fiscal year 2003, an increase of $3.8 million from the prior year quarter. As a percentage of total revenue, selling, general and administrative expenses increased to 15.0% in the second quarter of fiscal year 2003 as compared to 14.3% in the prior year quarter. SG&A expenses consist mainly of salaries and related expenses, sales commissions, professional and legal fees, facilities expenses and amortization of intangibles. The increase from the prior year quarter is primarily due to the acquisition of MNC and variable expenses relating to increased revenues. These increases were offset by declines in general and administrative expenses specifically from a reduction of legal fees due to the settlement with Cypress (see Note 12).

Operating Income. In dollar terms, operating income was $18.2 million in the second quarter of fiscal year 2003 compared to $11.2 million in the second quarter of fiscal year 2002. Expressed as a percentage of revenue, operating income was 29.4% and 29.0% in the second quarter of fiscal year 2003 and the prior year quarter, respectively.

Interest Expense. Interest expense was $0.4 million in the second quarter of fiscal year 2003 and $23,000 in the second quarter of fiscal year 2002. The increase in interest expense is due to the funds borrowed to acquire MNC in the third quarter of fiscal 2002.

Interest and Other Income. Interest and other income was $1.0 million for the quarter ended December 28, 2002 and $0.7 million in the prior year quarter. The increase is attributable to the sale of 1.0 million shares of our investment in Maxtek Technology Co. Ltd (Maxtek) for a gain of $0.3 million. (See Liquidity and Capital Resource section of this Form 10-Q).

Income Tax Expense. Our effective income tax rate was 15.3% for the second quarter of fiscal year 2003 as compared to 14.2% in the prior year period. The effective tax rate for fiscal years 2003 and 2002 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income for five years as stated in our agreement with the Economic Development Board of Singapore. The five-year period ends December 31, 2007. The increase in overall tax rate was directly attributable to increased revenue and income in our US operations relative to our total operations. We do not currently calculate deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be a $43.6 million liability as of December 28, 2002.

SIX MONTHS ENDED DECEMBER 28, 2002 AS COMPARED TO SIX MONTHS ENDED DECEMBER 29, 2001

Revenue. Consolidated revenue for the first half of fiscal year 2003 was $119.8 million, an increase of $45.5 million from the corresponding prior year period. The major revenue growth driver from the same period last year was the acquisition of new technology in the communications sector. In addition, revenue growth from a beginning ramp for clocks into DDR registered memory modules also contributed and the unexpected demand in PC markets. The average selling price increased 15.0%, while the volume increased 40.2%.

Foreign revenue (which includes shipments of integrated circuits ("ICs") to foreign companies as well as offshore subsidiaries of US multinational companies) was 75.5% of total revenue for the first six months of fiscal year 2003 as compared to 78.6% of total revenue in the prior year period. This decrease is attributable to percentage of domestic sales acquired from our purchasing MNC. Certain of our international sales were to customers in the Pacific Rim, which in turn sold some of their products to North America, Europe and other non-Asian markets. Our sales are denominated in U.S. dollars and minimize foreign currency risk.

Gross Margin. Cost of sales for the first half of fiscal year 2003 was $49.0 million, an increase of $17.9 million from the corresponding prior year period. Cost of sales as a percentage of total revenue was 40.9% for the first six months of fiscal year 2003 as compared to 42.0% in the prior year period. The overall increase in margin is due to product mix and material cost savings.

Research and Development Expense. Research and development expense for the first half of fiscal year 2003 was $17.0 million, an increase of $4.5 million from the corresponding prior year period. As a percentage of revenue, research and development decreased to 14.2% in the first six months of fiscal year 2003 as compared to 16.8% in the prior year period. Although our acquisition is attributable to a portion of the increase, the increase in the number of new products developed in the second quarter of fiscal 2003 was also a contributing factor. The increased expense represented a lower percentage of revenue due to the significant increase in sales during the first six months of fiscal year 2003.

Selling, General, Administrative and Other. SG&A expense for the first half of fiscal year 2003 was $19.5 million, an increase of $9.5 million from the corresponding prior year period. As a percentage of total revenue, selling, general, administrative and other expenses increased to 16.3% in the first half of fiscal year 2003, compared to 13.4% in the prior year period. The increase is attributable to several factors, including the acquisition of MNC and the amortization of intangibles acquired in the purchase of MNC, a non-recurring deferred compensation charge in the first quarter of fiscal 2003 and an increase in variable expenses due to the increase in sales during the first six months of fiscal year 2003.

Operating Income. Operating income increased by $13.6 million to $34.2 million, compared to the corresponding prior year period. Expressed as a percentage of revenue, operating income was 28.6% and 27.8% in the first six months of fiscal year 2003 and the prior year period, respectively.

Interest Expense. Interest expense increased by $0.9 million to $0.9 million, compared to the corresponding prior year period. The increase in interest expense is due to the funds borrowed to acquire MNC in the third quarter of fiscal 2002.

Interest and Other Income. Interest and other income was $1.6 million for both six months period. Although an increase in cash flows from operations has contributed to greater cash balance available for investing, reductions by the Federal Reserve over the past few years have impacted rates available for investing.

Income Tax Expense. Our effective income tax rate for the first six months of fiscal year 2003 was 15.1% as compared to 14.4% in the corresponding prior year period. The effective tax rate for fiscal years 2003 and 2002 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income for five years as stated in our agreement with the Economic Development Board of Singapore. The five-year period ends December 31, 2007. The increase in overall tax rate was directly attributable to increased revenue and income in our domestic operations, including income from the acquisition of MNC. We do not currently calculate deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be a $43.6 million liability as of December 28, 2002.

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

The semiconductor and personal computer industry, in which we participate, is generally characterized by rapid technological change, intense competitive pressure, and, as a result, products price erosion. Our operating results can be impacted significantly by the introduction of new products, new manufacturing technologies, rapid changes in the demand for products, decreases in the average selling price over the life of a product and our dependence on third-party wafer suppliers. Our operating results are subject to quarterly fluctuations as a result of a number of factors, including competitive pressures on selling prices, availability of wafer supply, fluctuation in yields, changes in the mix of products sold, the timing and success of new product introductions and the scheduling of orders by customers. We believe that our future quarterly operating results may also fluctuate as a result of Company-specific factors, including pricing pressures on our more mature FTG components, continuing demand for our Application Specific Standard Products ("ASSP"), acceptance of our newly introduced components and market acceptance of our customers' products. Due to the effect of these factors on future operations, past performance may be a limited indicator in assessing potential future performance.

LIQUIDITY AND CAPITAL RESOURCES

At December 28, 2002, our principal sources of liquidity included cash and investments of $115.7 million as compared to the June 29, 2002 balance of $110.5 million. Net cash provided by operating activities was $40.7 million in the first six months of fiscal year 2003, as compared to $28.5 million in the prior year period. This increase is primarily attributable to the increase in our profitability and the decrease in inventory. As a result of our continued collection efforts, our days sales outstanding decreased to 42 days, while our effort on improving our inventory controls and increased sales volume resulted in inventory turns increasing from 4.7 times in fiscal year 2002 to 6.3 times in the quarter ending December 28, 2002.

Purchases for property and equipment were $1.9 million in the first six months of fiscal year 2003 as compared to $1.6 million in the prior year period as we purchased production equipment for our Singapore and Worcester facilities and began the conversion of MNC onto our business systems.

In fiscal year 2001, we entered into an Investment and Stock Trade Agreement (the "agreement") with Maxtek, a distributor in Taiwan. We invested in approximately 10% of Maxtek, or 4.0 million shares, at $4.0 million. The agreement states that if Maxtek fails to successfully complete a public offering by December 5, 2005, we, at our sole option, have the right to demand immediate repurchase of all 4.0 million shares, at the original purchase price plus accrued annual interest (commercial rate set by the Central Bank of China) during the said period.

In the second quarter of fiscal 2003, we sold 1.0 million shares or 25% of our investment in Maxtek for a gain of $0.3 million. The sale agreements also provide the buyers the option to buy another 25% of our shares by the later of March 31, 2003 or one month after the buyers receive certain Maxtek financial statements. As of December 28, 2002, we owned 3.0 million shares, or approximately 7 1/2 % of Maxtek.

Maxtek, our distributor for our PC business in Taiwan and China, represented approximately 20% of our sales for the first six months of fiscal year 2003, and 18% in the prior year period. Additionally, sales to Lacewood International Corp, formerly known as Maxtech Corporation Limited, an entity which is commonly controlled by the owners' of Maxtek representing business in Hong Kong and China, were 20% of our sales in both six month periods.

In September 2001, we announced a repurchase program, which authorized the purchase, from time to time, of 2.0 million shares of our common stock on the market. In October 2002, we announced that our board of directors approved to increase the number of shares to be repurchased under this repurchase program to
3.0 million. As of December 28, 2002, we had purchased 850,000 shares for $10.3 million.

On January 4, 2002, we acquired MNC for $75.1 million, net of cash acquired. We believe that by acquiring MNC we now have access to technology that will broaden our offering of silicon timing products to strengthen our position within strategic markets such as servers, storage systems and communications. The purchase price includes $5.6 million in purchase accounting liabilities. Of the total amount recorded, $4.3 million represents costs associated with closing or moving office and production activities and $1.3 million represents severance and other personnel costs. We expect to complete the restructuring by the end of calendar 2003. As of December 28, 2002, we have expended approximately $1.0 million and $0.4 million of this reserve relating to severance and facility closing costs, respectively. Approximately $0.3 million of the remaining amount relates to severance and other personnel costs, which will to be paid in fiscal year 2003, $1.7 million relates to vacate facilities leased with expiration dates through 2012 and the remaining $2.6 million balance represents fixed assets that will be disposed. This reserve is included in "Accrued expense and other current liabilities" in the Balance Sheet. The results of MNC have been included in the consolidated financial statements since the acquisition date.

In connection with the acquisition of MNC, we entered into a revolving credit and term loan facility dated December 31, 2001, which will expire December 31, 2004. The new facility enables us to draw down $45.0 million under the term loan and $10.0 million under the revolving credit facility. At our option, the interest rates under the term loan will be either (1) an annual base rate, which is the higher of (i) a rate of interest announced from time to time by the lenders' administrative agent as the base rate ("Base Rate") or (ii) the sum of the federal funds rate plus 0.5% or (2) London Interbank Offer Rate ("LIBOR") plus 1.75%. At our option, the interest rates under the Revolving Credit Loan, will be either (1) the Base Rate or (2) the LIBOR Rate plus a pre-formulated margin. Currently we have selected LIBOR plus 1.75% as the interest rate on our term loan. During the first six months of fiscal year 2003, we paid down $15.0 million of the term loan. As of December 28, 2002, $27.0 million was outstanding on our term loan.

The following summarizes our significant contractual obligations and commitments as of December 28, 2002 (in thousands):

Contractual                    Less than                                After
Obligations           Total     1 year     1 - 3 years   4 - 5 years   5 years
------------------------------------------------------------------------------
Long-Term Debt       $27,000    $16,000      $11,000        $   --      $   --
Operating Leases      16,540      2,913        5,430         4,990       3,207
------------------------------------------------------------------------------
Total                $43,540    $18,913      $16,430        $4,990      $3,207
------------------------------------------------------------------------------

Operating leases primarily consist of leased facilities that we utilize in various locations.

Certain of our loan agreements require the maintenance of specified financial ratios, including a fixed charge coverage ratio, a funded debt to EBITDA ratio and a minimum tangible net worth, and impose financial limitations. At December 28, 2002, we were in compliance with the covenants.

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

Our term loan requires us to pay interest based on a variable rate. Under the interest rate swap agreement; we are exchanging the variable rate interest on a portion of our term loan, equal to 50% of the outstanding loan amount, with a fixed rate of 5.0%. The interest rate swap agreement is in effect until June 2003, with the notional amount decreasing to $14.8 million over the effective period.

The interest rate swap agreement has been designated as a cash flow hedge and, therefore, changes in the fair value of the agreement will be recorded in comprehensive loss. To date there has not been a significant change in fair value of the agreement.

We do not use derivatives for trading or speculative purposes, nor are we party to leverage derivatives.

The company had interest expense of $0.9 million for the first six months of fiscal year 2003. The potential increase in interest expense for the first six months of fiscal year 2003 from hypothetical 2% adverse change in variable interest rates would be approximately $0.2 million.

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

PART II  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     At the Company's annual meeting of stockholders held October 29, 2002, the stockholders of the Company elected two directors of the Company.

     Mr. Michael A Krupka and Mr. John D. Howard were elected to serve as directors at the meeting. The voting results were 60,132,768 shares in favor and 949,542 shares abstained for Mr. Krupka and 60,132,768 shares in favor and 949,542 shares abstained for Mr. Howard.

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

                                      INTEGRATED CIRCUIT SYSTEMS, INC.


Date: February 11, 2003               By: /s/ Hock E. Tan
                                      ------------------------------------------
                                      Hock E. Tan
                                      President and Chief Executive Officer


Date: February 11, 2003               By: /s/ Justine F. Lien
                                          --------------------------------------
                                      Justine F. Lien
                                      Vice President, Finance and Chief
                                      Financial Officer
                                      (Principal financial & accounting officer)

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


          February  11, 2003              /s/ Hock E. Tan
          Date                            --------------------------------------
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


          February  11, 2003              /s/ Justine F. Lien
          Date                            --------------------------------------
                                          Justine F. Lien
                                          Senior Vice President and Chief
                                          Financial Officer