Form 10-Q/A
period 2002-09-28
INTEGRATED CIRCUIT SYSTEMS INC
filed 2003-02-13
CIK 874689

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   Form 10-Q/A

                                 Amendment No. 1

                               ------------------

(Mark One)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------  SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 28, 2002

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------  SECURITIES EXCHANGE ACT OF 1934

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

PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

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

                                        INTEGRATED CIRCUIT SYSTEMS, INC.




Date: February 13, 2003                 By: /s/ Justine F. Lien
                                            ---------------------------------
                                            Justine F. Lien
                                            Vice President, Finance and
                                            Chief Financial Officer