Form 10-Q
period 2003-03-29
INTEGRATED CIRCUIT SYSTEMS INC
filed 2003-05-12
CIK 874689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 29, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File Number: 0-19299

Integrated Circuit Systems, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2000174
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2435 Boulevard of the Generals Norristown, Pennsylvania 19403
(Address of principal executive offices)

(610) 630-5300
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

As of May 9, 2003, there were 69,592,501 shares of Common Stock; $0.01 par value, outstanding.

INTEGRATED CIRCUIT SYSTEMS, INC.

PART I.          FINANCIAL INFORMATION

Item  1.     Consolidated Financial Statements

INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	March 29, 2003	June 29, 2002

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$100,381	$74,255
Marketable securities	10,047	36,266
Accounts receivable, net	34,481	28,741
Inventory, net	16,648	18,556
Deferred income taxes	7,733	6,791
Prepaid income taxes	1,151	1,181
Prepaid assets	4,378	4,781
Other current assets	1,715	8,924

Total current assets	176,534	179,495

Property and equipment, net	15,774	18,324
Long term investments	33,037	4,000
Intangibles	30,675	32,400
Goodwill	39,230	41,575
Other assets	357	598

Total assets	$295,607	$276,392

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term obligations	$17,010	$13,744
Accounts payable	14,970	11,416
Accrued expenses and other current liabilities	11,461	25,272

Total current liabilities	43,441	50,432

Long-term debt, less current portion	3,001	28,514
Deferred tax and other liabilities	11,363	13,475

Total liabilities	57,805	92,421

Shareholders’ equity:
Preferred Stock, authorized 5,000; none issued	—	—
Common stock, $0.01 par, authorized 300,000; Issued and outstanding 69,342 and 67,841 shares as of March 29, 2003 and June 29, 2002, respectively	694	678
Additional paid in capital	238,813	227,531
Retained earnings (deficit)	12,465	(32,451)
Deferred compensation	(975)	(3,988)
Treasury stock, at cost, 980 and 655 shares as of March 29, 2003 and June 29, 2002, respectively	(13,195)	(7,799)

Total shareholders’ equity	237,802	183,971

Total liabilities and shareholders’ equity	$295,607	$276,392

See accompanying notes to consolidated financial statements.

INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended

	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002

Revenue:	$60,853	$53,262	$180,668	$127,529
Cost and expenses:
Cost of sales	24,709	23,200	73,731	54,360
Research and development	8,772	8,083	25,793	20,577
Selling, general and administrative	9,497	14,014	29,039	23,988

Operating income	17,875	7,965	52,105	28,604

Interest and other income	405	1,144	1,993	2,735
Interest expense	(377)	(508)	(1,294)	(553)

Income before income taxes	17,903	8,601	52,804	30,786
Income taxes	2,626	1,554	7,889	4,740

Net income	$15,277	$7,047	$44,915	$26,046

Basic income per share:
Net income	$0.22	$0.11	$0.66	$0.39
Diluted income per share:
Net income	$0.22	$0.10	$0.64	$0.37
Weighted average shares outstanding – basic	68,155	66,533	67,733	66,380
Weighted average shares outstanding – diluted	70,879	70,230	70,401	70,125

See accompanying notes to consolidated financial statements.

INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended

	March 29, 2003	March 30, 2002

Cash flows from operating activities:
Net income	$44,915	$26,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,534	4,845
Amortization of deferred financing charge	83	43
Amortization of deferred compensation	275	961
(Gain) loss on sale of assets	(503)	(239)
Write-off of in process research and development	—	2,900
Restructuring costs	(1,450)	—
Tax benefit of stock options	9,970	6,852
Deferred income taxes	(2,976)	136
Changes in assets and liabilities:
Accounts receivable	(5,740)	4,797
Inventory	1,908	3,674
Other assets, net	230	(4,077)
Accounts payable, accrued expenses and other current liabilities	(1,077)	(1,189)
Accrued interest expense	154	367
Other	—	16
Income taxes	30	(4,916)

Net cash provided by operating activities	52,353	40,216

Cash flows from investing activities:
Cash paid for acquired business, net of cash acquired	—	(75,202)
Purchases of marketable securities	(35,178)	(47,918)
Sales/Maturities of marketable securities	32,860	24,062
Capital expenditures	(2,704)	(2,748)
Other	2,373	48

Net cash used in investing activities	(2,649)	(101,758)

Cash flows from financing activities:
Exercise of stock options	3,480	1,494
Shares purchased through stock purchase plan	585	471
Deferred financing charges	—	(330)
Purchase of treasury stock	(5,396)	(7,799)
Proceeds from long-term debt	—	45,000
Repayments of long-term debt	(22,247)	(1,946)

Net cash used in financing activities	(23,578)	(36,890)

Net increase (decrease) in cash and cash equivalents	26,126	(24,652)
Cash and cash equivalents:
Beginning of period	$74,255	$91,400

End of period	$100,381	$66,748

See accompanying notes to consolidated financial statements.

INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)     INTERIM ACCOUNTING POLICY

The accompanying financial statements have not been audited.  In the opinion of our management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly our financial position at March 29, 2003 and results of operations and cash flows for the interim periods presented.  Certain items have been reclassified to conform to current period presentation.

Certain footnote information has been condensed or omitted from these financial statements.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended June 29, 2002.  Results of operations for the three months ended March 29, 2003 are not necessarily indicative of results to be expected for the full year.

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have identified below some of the accounting principles critical to our business and results of operations. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We state these accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the consolidated financial statements contained in our Annual Report on Form 10-K for our fiscal year ended June 29, 2002. In addition, we believe our most critical accounting policies include, but are not limited to, the following:

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

At March 29, 2003, we have $39.2 million of goodwill and $18.4 million of indefinite life intangible assets.  We believe that no impairment of goodwill or other indefinite lived intangible assets existed at March 29, 2003.  We had no indefinite lived intangible assets prior to the acquisition of Micro Networks Corporation (“MNC”) on January 4, 2002.

Revenue Recognition
Revenues from product sales are recognized upon shipment to the customer.  We offer a right of return to certain customers.  Allowances are established to provide for estimated returns at the time of sale.  We recognize sales to these customers, in accordance with the criteria of SFAS No. 48, “Revenue Recognition When Right of Return Exists”, at the time of the sale based on the following: the selling price is fixed at the date of sale, the buyer is obligated to pay for the products, title of the products has transferred, the buyer has economic substance apart from us, we do not have further obligations to assist the buyer in the resale of the product and the returns can be reasonably estimated at the time of sale.

Income Taxes
Income tax expense includes U.S., state and international income taxes and are computed in accordance with SFAS No. 109, “Accounting for Income Taxes”. Certain items of income and expense are not reported in income tax returns and financial statements in the same year. The income tax effects of these differences are reported as deferred income taxes.  Income tax credits are accounted for as a reduction of income tax expense in the year in which the credits reduce income taxes payable. Valuation allowances are provided against deferred income tax assets, which are not likely to be realized.  We currently provide income taxes on the earnings of foreign subsidiaries to the extent those earnings are taxable in the local jurisdictions.  We do not provide for United States income tax on foreign earnings because such earnings have been indefinitely reinvested in foreign operations.

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

(2)     ACQUISITION

On January 4, 2002, we acquired MNC, net of cash, for $75.1 million.  We believe that by acquiring MNC we now have access to technology that will broaden our offering of silicon timing products strengthening our position within strategic markets such as servers, storage systems and communications.  The purchase price includes $5.6 million in purchase accounting liabilities.  Of the total amount recorded, $3.6 million represents costs associated with closing or moving office and production activities and $2.0 million represents severance and other personnel costs.  We expect to complete the restructuring by the end of calendar 2003.  As of March 29, 2003, we have expended approximately $1.4 million and $1.0 million of this reserve relating to severance and facility closing costs, respectively.  Approximately $0.6 million of the remaining amount relates to severance and other personnel costs, which will to be paid in fiscal year 2003, $2.6million relates to facility closing costs and includes leases with expiration dates through 2012. This reserve is included in “Accrued expense and other current liabilities” in the Balance Sheet.  The results of MNC have been included in the consolidated financial statements since the acquisition date.

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

Nine Months Ended March 30, 2002

Pro forma revenue	$151,255
Pro forma net income	27,133
Diluted net income per common share as reported	0.37
Pro forma diluted net income per common share	0.39

The net income for the nine months ended March 30, 2002 includes one-time charges of $2.9 million for the write off of in process research and development and $1.3 million related to the fair value adjustment to inventory that was acquired from MNC and sold during the quarter ended March 30, 2002.

(3)     INVENTORY

Inventory is valued at the lower of cost or market.  Cost is determined by the first in, first out (FIFO) method.  The components of inventories are as follows (in thousands):

	March 29, 2003	June 29, 2002

Work-in-process	$6,917	$6,921
Raw Materials	8,005	8,922
Finished parts	9,541	10,797
Less: Obsolescence reserve	(7,815)	(8,084)

	$16,648	$18,556

(4)     DEBT

In connection with the acquisition of MNC, we entered into a revolving credit and term loan facility dated December 31, 2001, which will expire December 31, 2004.  The facility enables us to draw down $45.0 million under the term loan and $10.0 million under the revolving credit facility.  At our option, the interest rates under the term loan will be either (1) an annual base rate, which is the higher of (i) a rate of interest announced from time to time by the lenders’ administrative agent as the base rate (“Base Rate”) or (ii) the sum of the federal funds rate plus 0.5% or (2) London Interbank Offer Rate (“LIBOR”) plus 1.75%.  At our option, the interest rates under the Revolving Credit Loan, will be either  (1) the Base Rate or (2) the LIBOR Rate plus a pre-formulated margin.  Currently we have selected LIBOR plus 1.75% as the interest rate on our term loan.  During the first nine months of fiscal year 2003, we paid down $22.0 million of the term loan.  As of March 29, 2003, $20.0 million was outstanding on our term loan.

In addition, subsequent to our third quarter, we paid down $7.0 million, an additional $4.5 million above the scheduled repayment amount on our outstanding term loan.  As of the date of this filing, $13.0 million was outstanding under our term loan.

In connection with our bank agreement, we entered into an 18-month interest rate swap agreement with the same financial institution.  The interest rate swap agreement essentially enables us to manage the exposure to fluctuations in interest rates on a portion of our term loan.

Our term loan requires us to pay interest based on a variable rate.  Under the interest rate swap agreement; we are exchanging the variable rate interest on a portion of our term loan, equal to 50% of the outstanding loan amount, with a fixed rate of 5.00%.  The interest rate swap agreement was in effect until June 2003, with the notional amount decreasing to $14.8 million over the effective period. As of January 2003, the swap agreement was terminated.

Certain of our loan agreements require the maintenance of specified financial ratios, including a fixed charge coverage ratio, a funded debt to EBITDA ratio and a minimum tangible net worth, and impose financial limitations.  At March 29, 2003 we were in compliance with the covenants.

(5)     CAPITAL STOCK

In September 2001, we announced a repurchase program, which authorized the purchase, from time to time, of 2.0 million shares of our common stock on the market.  In October 2002, we announced that our board of directors approved to increase the number of shares to be repurchased under this repurchase program to 3.0 million.  As of March 29, 2003, we had purchased 980,000 shares for $13.2 million.

(6)     STOCK OPTIONS

In October 2002, our board of directors approved the 2002 Employees’ Equity Incentive Plan (“Plan”).  The Plan provides for grants of non-qualified stock options, stock appreciation rights, restricted stock and performance awards to employees of the Company and its subsidiaries, persons to whom an offer of employment has been extended and others performing services for the Company or a subsidiary, but does not permit any grants to our officers and directors.  The compensation committee of our board of directors will administer the Plan, including determining the exercise price and other terms and conditions of options granted under the Plan.  The maximum term for exercise of options granted under the Plan is ten years from the date of grant.  Three million shares of our common stock are available for issuance under the Plan, subject to adjustment in the event of a reorganization, merger or similar change in our corporate structure or change in the outstanding shares of common stock. As of March 29, 2003 there were 37,000 options issued and outstanding under the Plan.

We apply the intrinsic-value-based method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for employee stock options. Our policy is to grant stock options at the fair market value of the underlying stock at the date of grant. Accordingly, compensation expense is generally recognized only when options are granted with a discounted exercise price. Any resulting compensation expense is recognized ratably over the associated service period, which is generally the option vesting term.

          We have determined pro forma net earnings and earnings per share information as if the fair value method described in SFAS No. 123, “Accounting for Stock Based Compensation,” had been applied to its employee stock-based compensation. The pro forma effect on net earnings and net earnings per share is as follows for the three-month and nine-month periods ending March 29, 2003 and March 30, 2002 (in thousands, except net income per share):

	Three Months Ended		Nine Months Ended

	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002

Net income, as reported	$15,277	$7,047	$44,915	$26,046
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	244	472	1,538	961
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net	3,284	3,108	9,852	9,324

Net income, pro forma	$12,237	$4,411	$36,601	$17,683
Basic earnings per share:
As reported	$0.22	$0.11	$0.66	$0.39
Pro forma	$0.18	$0.07	$0.54	$0.27
Diluted earnings per share:
As reported	$0.22	$0.10	$0.64	$0.37
Pro forma	$0.17	$0.06	$0.52	$0.25

SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Because the company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

(7)     INDUSTRY AND SEGMENT INFORMATION

Factors used in determining the reportable business segments include the nature of operating activities, existence of separate senior management teams, and the type of information presented to the Company’s chief operating decision maker to evaluate all results of operations.

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

The following table set forth the computation of net income (numerator) and shares (denominator) for earnings per share:

	Three Months Ended		Nine Months Ended

	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002

Numerator (in thousands):
Net income	$15,277	$7,047	$44,915	$26,046

Denominator (in thousands):
Weighted average shares outstanding used for basic income per share	68,155	66,533	67,733	66,380
Common stock equivalents	2,724	3,697	2,668	3,745

Weighted average shares outstanding used for diluted income per share	70,879	70,230	70,401	70,125

(9)     COMPREHENSIVE INCOME

Total comprehensive income represents net income plus the results of certain equity changes not reflected in the condensed consolidated statements of operations.  The components of accumulated other comprehensive income are shown below.

	Three Months Ended		Nine Months Ended

	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002

Net income	$15,277	$7,047	$44,915	$26,046

Other comprehensive income:
Foreign currency translation	(1)	—	2	—
Unrealized Gain on Investments	—	(378)	—	(134)

Total comprehensive income	$15,276	$6,669	$44,917	$25,912

(10)     INCOME TAX

Our effective income tax rate was 14.9% for the first nine months of fiscal year 2003 as compared to 15.4% in the prior year period.  The effective tax rate for fiscal years 2003 and 2002 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income for five years as stated in our agreement with the Economic Development Board of Singapore.  The five-year period ends December 31, 2007. We do not currently calculate deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be a $47.4 million liability as of March 29, 2003.

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

(12)     CUSTOMERS

In fiscal year 2001, we entered into an Investment and Stock Trade Agreement (the “agreement”) with Maxtek, a distributor in Taiwan.  We invested in approximately 10% of Maxtek, or 4.0 million shares, at $4.0 million.  The agreement states that if Maxtek fails to successfully complete a public offering by December 5, 2005, we, at our sole option, have the right to demand immediate repurchase of all 4.0 million shares, at the original purchase price plus accrued annual interest (commercial rate set by the Central Bank of China) during the said period.

In the second quarter of fiscal 2003, we sold 1.0 million shares or 25% of our investment in Maxtek for a gain of $0.3 million.  The sale agreements also provide the buyers the option to buy another 25% of our shares by the later of March 31, 2003 or one month after the buyers receive certain Maxtek financial statements. As of March 29, 2003, we owned 3.0 million shares, or approximately 7½ % of Maxtek.

Subsequent to the end of the third quarter, we divested another 1.0 million shares or 25% of our investment in Maxtek for a gain of $0.3. As of the date of the filing, we own 2.0 million shares, or approximately 5% of Maxtek.

Maxtek, our distributor for our PC business in Taiwan and China, represented approximately 21% of our sales for the first nine months of fiscal year 2003, and 19% in the prior year period.  Additionally, sales to Lacewood International Corp, formerly known as Maxtech Corporation Limited, an entity that is commonly controlled by the owners’ of Maxtek representing business in Hong Kong and China, were approximately 21% of our sales for the first nine months of fiscal year 2003, and 19% in the prior year period.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements

Except for the historical statements and discussions contained herein, statements contained in this Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as when we describe what we believe, expect or anticipate will occur, and other similar statements.  You must remember that our expectations may not be correct.  While we believe these expectations and projections are reasonable, such forward-looking statements are inherently subject to risks, uncertainties and assumptions about us, including, among other things:

•	Our dependence on continuous introduction of new products based on the latest technology
•	The intensely competitive semiconductor and personal computer component industries
•	Our dependence on the personal computer industry and third-party silicon wafer fabricators and assemblers of semiconductors
•	Risks associated with international business activities and acquisitions and integration of acquired companies or product lines
•	Our dependence on proprietary information and technology and on key personnel
•	Our product liability exposure and the potential unavailability of insurance
•	General economic conditions, including economic conditions related to the semiconductor and personal computer industries

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to revenue of certain cost, expense and income items.  The table and the subsequent discussion should be read in conjunction with the financial statements and the notes thereto:

	Three Months Ended		Nine Months Ended

	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002

Revenues	100.0%	100.0%	100.0%	100.0%
Gross margin	59.4	56.4	59.2	57.4
Research and development	14.4	15.2	14.3	16.1
Selling, general and administrative	15.6	26.2	16.1	18.9

Operating income	29.4	15.0	28.8	22.4

Interest and other income	0.6	2.1	1.1	2.1
Interest expense	(0.6)	(1.0)	(0.7)	(0.4)

Income before income taxes	29.4	16.1	29.2	24.1
Income taxes	4.3	2.9	4.4	3.7

Net income	25.1%	13.2%	24.8%	20.4%

THIRD QUARTER FISCAL YEAR 2003 AS COMPARED TO THIRD QUARTER FISCAL YEAR 2002

Revenue.  Revenue was $60.9 million for the third quarter ended March 29, 2003, an increase of $7.6 million from the prior year quarter.  This increase is attributable to several factors: silicon content of PC clocks per motherboard increased, the beginning ramp for clocks in Double Data Rate (“DDR”) registered memory modules and communication products. Due to the end of a specific program of one of our customers, the average selling price for our products decreased 22.9%, while the volume increased 49.7%.

Foreign revenue, which includes shipments of products to foreign companies as well as offshore subsidiaries of US multinational companies, was 76.8% of total revenue for the third quarter of fiscal year 2003 as compared to 79.6% of total revenue in the prior year quarter.  Our sales are denominated in U.S. dollars, which minimizes foreign currency risk.

Gross Margin.   Gross profit represents net revenue less cost of sales.  Cost of sales were $24.7 million for the quarter ended March 29, 2003, an increase of $1.5 million from the prior year quarter.  Cost of sales as a percentage of total revenue was 40.6% for the third quarter of fiscal year 2003 as compared to 43.6% in the prior year quarter.  The percentage decrease is related to the fair value adjustment to inventory of $1.3 million incurred in the third quarter of fiscal year 2002 as a result of the MNC acquisition.  Cost of sales includes: the cost of purchasing the finished silicon wafers manufactured by independent foundries, costs associated with assembly, packaging, test, quality assurance, product yields and the cost of personnel and equipment associated with manufacturing support.

Research and Development Expense.  Research and development (“R&D”) expense was $8.8 million for the third quarter of fiscal year 2003, an increase of $0.7 million from the prior year quarter.  This increase is due to the growth in the number of products developed in the third quarter of fiscal 2003.  As a percentage of revenue, R&D decreased to 14.4% in the third quarter of fiscal year 2003 as compared to 15.2% in the prior year period.  The decreased expense represented a lower percentage of revenue due to the significant increase in sales during the third quarter of fiscal year 2003 as compared to the prior year’s quarter.

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

Selling, General, Administrative and Other.  Selling, general, administrative and other expense (“SG&A”) was $9.5 million for the third quarter of fiscal year 2003, a decrease of $4.5 million from the prior year quarter.  As a percentage of total revenue, selling, general and administrative expenses decreased to 15.6% in the third quarter of fiscal year 2003 as compared to 26.2% in the prior year quarter.  SG&A expenses consist mainly of salaries and related expenses, sales commissions, professional and legal fees, facilities expenses and amortization of intangibles.  The prior year quarter included a $2.9 million charge for the write-off of in-process research and development expense relating to the acquisition of Micro Networks Corporation (“MNC”), in accordance with FASB Interpretation No. 4.

Operating Income.  In dollar terms, operating income was $17.9 million in the third quarter of fiscal year 2003 compared to $8.0 million in the third quarter of fiscal year 2002.  Expressed as a percentage of revenue, operating income was 29.4% and 15.0% in the third quarter of fiscal year 2003 and the prior year quarter, respectively.

Interest Expense.  Interest expense was $0.4 million in the third quarter of fiscal year 2003 and $0.5 million in the third quarter of fiscal year 2002. This decrease is due to lower debt balances offset by the early payment to end the swap agreement.

Interest and Other Income.  Interest and other income was $0.4 million for the quarter ended March 29, 2003 and $1.1 million in the prior year quarter.  This decrease is primarily due to excess funds used to pay down debt and lower interest rates available for short-term investing.

Income Tax Expense.   Our effective income tax rate was 14.7% for the third quarter of fiscal year 2003 as compared to 18.1% in the prior year period.  The effective tax rate for fiscal years 2003 and 2002 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income for five years as stated in our agreement with the Economic Development Board of Singapore.  The five-year period ends December 31, 2007.  The decrease in overall tax rate was directly attributable to increased revenue and income in our Singapore operations relative to our total operations.  We do not currently calculate deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be a $47.4 million liability as of March 29, 2003.

NINE MONTHS ENDED MARCH 29, 2003 AS COMPARED TO NINE MONTHS ENDED MARCH 30, 2002

Revenue.  Consolidated revenue for the first nine months of fiscal year 2003 was $180.7 million, an increase of $53.1 million from the corresponding prior year period.  The major revenue growth driver from the same period last year was the growth from a beginning ramp for clocks into DDR registered memory modules, the unexpected demand in PC markets and acquisition of new technology in the communications sector.  The average selling price decreased 1.1%, while the volume increased 43.5%.

Foreign revenue (which includes shipments of integrated circuits to foreign companies as well as offshore subsidiaries of US multinational companies) was 76.0% of total revenue for the first nine months of fiscal year 2003 as compared to 79.0% of total revenue in the prior year period.  This decrease is attributable to percentage of domestic sales acquired from our purchasing MNC.  Certain of our international sales were to customers in the Pacific Rim, which in turn sold some of their products to North America, Europe and other non-Asian markets. Our sales are denominated in U.S. dollars, which minimizes foreign currency risk.

Gross Margin.  Cost of sales for the first nine months of fiscal year 2003 was $73.7 million, an increase of $19.4 million from the corresponding prior year period.  Cost of sales as a percentage of total revenue was 40.8% for the first nine months of fiscal year 2003 as compared to 42.6% in the prior year period. Gross margin increased to 59.2% in the first nine months of fiscal year 2003, as compared to 57.4% in the prior year period. The overall increase in margin is due to product mix and material cost savings.

Research and Development Expense.  R&D expense for the first nine months of fiscal year 2003 was $25.8 million, an increase of $5.2 million from the corresponding prior year period.  As a percentage of revenue, research and development decreased to 14.3% in the first nine months of fiscal year 2003 as compared to 16.1% in the prior year period.  Although a portion of this increase is attributable to our acquisition of MNC, the increase in the number of new products developed in fiscal 2003 was also a contributing factor.  The increased expense represented a lower percentage of revenue due to the significant increase in sales during the first nine months of fiscal year 2003.

Selling, General, Administrative and Other.  SG&A expense for the first nine months of fiscal year 2003 was $29.0 million, an increase of $5.0 million from the corresponding prior year period. As a percentage of total revenue, selling, general, administrative and other expenses decreased to 16.1% in the first nine months of fiscal year 2003, compared to 18.9% in the prior year period. The prior year period included a $2.9 million charge for the write-off of in-process research and development expense relating to the acquisition of MNC Corporation, in accordance with FASB Interpretation No. 4. The increase is attributable to several factors, including the acquisition of MNC and the amortization of intangibles acquired in the purchase of MNC, a non-recurring deferred compensation charge in the first quarter of fiscal 2003 and an increase in variable expenses due to the increase in sales during the first nine months of fiscal year 2003.

Operating Income.  Operating income increased by $23.5 million to $52.1 million, compared to the corresponding prior year period.  Expressed as a percentage of revenue, operating income was 28.8% and 22.4% in the first nine months of fiscal year 2003 and the prior year period, respectively.

Interest Expense.  Interest expense increased by $0.7 million to $1.3 million, compared to the corresponding prior year period.   The increase in interest expense is due to the funds borrowed to acquire MNC in the third quarter of fiscal 2002.

Interest and Other Income.  Interest and other income decreased by $0.7 million to $2.0 million, compared to the corresponding prior year period. Although an increase in cash flows from operations has contributed to greater cash balance available for investing, reductions in the interest rates over the past few years have impacted returns on invested cash.

Income Tax Expense.  Our effective income tax rate for the first nine months of fiscal year 2003 was 14.9% as compared to 15.4% in the corresponding prior year period.  The effective tax rate for fiscal years 2003 and 2002 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income for five years as stated in our agreement with the Economic Development Board of Singapore.  The five-year period ends December 31, 2007.  We do not currently calculate deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be a $47.4 million liability as of March 29, 2003.

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

The semiconductor and personal computer industry, in which we participate, is generally characterized by rapid technological change, intense competitive pressure, and, as a result, products price erosion.  Our operating results can be impacted significantly by the introduction of new products, new manufacturing technologies, rapid changes in the demand for products, decreases in the average selling price over the life of a product and our dependence on third-party wafer suppliers.  Our operating results are subject to quarterly fluctuations as a result of a number of factors, including competitive pressures on selling prices, availability of wafer supply, fluctuation in yields, changes in the mix of products sold, the timing and success of new product introductions and the scheduling of orders by customers.  We believe that our future quarterly operating results may also fluctuate as a result of Company-specific factors, including pricing pressures on our more mature FTG components, continuing demand for our Application Specific Standard Products, acceptance of our newly introduced components and market acceptance of our customers’ products.  Due to the effect of these factors on future operations, past performance may be a limited indicator in assessing potential future performance.

LIQUIDITY AND CAPITAL RESOURCES

At March 29, 2003, our principal sources of liquidity included cash and investments of $110.4 million as compared to the June 29, 2002 balance of $110.5 million.  Net cash provided by operating activities was $52.4 million in the first nine months of fiscal year 2003, as compared to $40.2 million in the prior year period.  This increase is primarily attributable to the increase in our profitability offset by increase in accounts receivable.  Our days sales outstanding increased to 52 days, while our effort on improving our inventory controls and increased sales volume resulted in inventory turns increasing from 4.7 times in fiscal year 2002 to 5.7 times in the quarter ending March 29, 2003.

Purchases for property and equipment were $2.7 million in the first nine months of both fiscal year 2003 and 2002.

In fiscal year 2001, we entered into an Investment and Stock Trade Agreement (the “agreement”) with Maxtek, a distributor in Taiwan.  We invested in approximately 10% of Maxtek, or 4.0 million shares, at $4.0 million.  The agreement states that if Maxtek fails to successfully complete a public offering by December 5, 2005, we, at our sole option, have the right to demand immediate repurchase of all 4.0 million shares, at the original purchase price plus accrued annual interest (commercial rate set by the Central Bank of China) during the said period.

In the second quarter of fiscal 2003, we sold 1.0 million shares or 25% of our investment in Maxtek for a gain of $0.3 million.  The sale agreements also provide the buyers the option to buy another 25% of our shares by the later of March 31, 2003 or one month after the buyers receive certain Maxtek financial statements. As of March 29, 2003, we owned 3.0 million shares, or approximately 7½ % of Maxtek.

Subsequent to the end of the third quarter, we divested another 1.0 million shares or 25% of our investment in Maxtek for a gain of $0.3. As of the date of the filing, we own 2.0 million shares, or approximately 5% of Maxtek.

Maxtek, our distributor for our PC business in Taiwan and China, represented approximately 21% of our sales for the first nine months of fiscal year 2003, and 19% in the prior year period.  Additionally, sales to Lacewood International Corp, formerly known as Maxtech Corporation Limited, an entity that is commonly controlled by the owners’ of Maxtek representing business in Hong Kong and China, were approximately 21% of our sales for the first nine months of fiscal year 2003, and 19% in the prior year period.

In September 2001, we announced a stock repurchase program, which authorized the purchase, from time to time, of 2.0 million shares of our common stock on the market.  In October 2002, we announced that our board of directors approved to increase the number of shares to be repurchased under this repurchase program to 3.0 million.  As of March 29, 2003, we had purchased 980,000 shares for $13.2 million.

On January 4, 2002, we acquired MNC, net of cash, for $75.1 million.  We believe that by acquiring MNC we now have access to technology that will broaden our offering of silicon timing products to strengthen our position within strategic markets such as servers, storage systems and communications.  The purchase price includes $5.6 million in purchase accounting liabilities.  Of the total amount recorded, $3.6 million represents costs associated with closing or moving office and production activities and $2.0 million represents severance and other personnel costs.  We expect to complete the restructuring by the end of calendar 2003.  As of March 29, 2003, we have expended approximately $1.4 million and $1.0 million of this reserve relating to severance and facility closing costs, respectively.  Approximately $0.6 million of the remaining amount relates to severance and other personnel costs, which will to be paid in fiscal year 2003, $2.6 million relates to facility closing costs and includes leases with expiration dates through 2012. This reserve is included in “Accrued expense and other current liabilities” in the Balance Sheet.  The results of MNC have been included in the consolidated financial statements since the acquisition date.

In connection with the acquisition of MNC, we entered into a revolving credit and term loan facility dated December 31, 2001, which will expire December 31, 2004.  The new facility enables us to draw down $45.0 million under the term loan and $10.0 million under the revolving credit facility.  At our option, the interest rates under the term loan will be either (1) an annual base rate, which is the higher of (i) a rate of interest announced from time to time by the lenders’ administrative agent as the base rate (“Base Rate”) or (ii) the sum of the federal funds rate plus 0.5% or (2) London Interbank Offer Rate (“LIBOR”) plus 1.75%.  At our option, the interest rates under the Revolving Credit Loan, will be either  (1) the Base Rate or (2) the LIBOR Rate plus a pre-formulated margin.  Currently we have selected LIBOR plus 1.75% as the interest rate on our term loan.  During the first nine months of fiscal year 2003, we paid down $25.0 million of the term loan.  As of March 29, 2003, $20.0 million was outstanding on our term loan.

In addition, subsequent to our third quarter, we paid down $7.0 million, an additional $4.5 million above the schedule amount on our outstanding term loan.  As of the date of this filing, $13.0 million was outstanding under our term loan.

The following summarizes our significant contractual obligations and commitments as of March 29, 2003 (in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years

Long-Term Debt	$20,011	$17,010	$3,001	$—	$—
Operating Leases	15,781	2,859	5,406	4,837	2,679

Total	$35,792	$19,869	$8,407	$4,837	$2,679

Operating leases primarily consist of leased facilities that we utilize in various locations.

Certain of our loan agreements require the maintenance of specified financial ratios, including a fixed charge coverage ratio, a funded debt to EBITDA ratio and a minimum tangible net worth, and impose financial limitations. As of January 2003, the swap agreement was terminated. At March 29, 2003, we were in compliance with the covenants.

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

As a result of our early payoff of debt, we have paid the swap agreement off in January 2003.

We do not use derivatives for trading or speculative purposes, nor are we party to leverage derivatives.

The company had interest expense of $1.3 million for the first nine months of fiscal year 2003.  The potential increase in interest expense for the first nine months of fiscal year 2003 from hypothetical 2% adverse change in variable interest rates would be approximately $0.3 million.

Item 4.     Controls and Procedures

Evaluation of disclosure controls and procedures.  Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) (the “Exchange Act”) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s president, chief executive officer and chief financial officer (principal executive officer and principal financial officer) have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner.

Changes in internal controls.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II.          OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

          (a)     Reports on Form 8-K:

The Company did not file any current reports on Form 8-K during the third quarter ended March 29, 2003. The Company subsequently filed a current report on Form 8-K on April 28, 2003, announcing third quarter financial results.

          (b)     The following is a list of exhibits filed as part of the Form 10-Q:

10.1	2002 Employees’ Equity Incentive Plan (Incorporated herein by reference to Exhibit 4.3 to the Company’s From S-8 filed February 10, 2003)

99.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

99.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED CIRCUIT SYSTEMS, INC.

Date: May 12, 2003	By:	/s/ HOCK E. TAN

Hock E. Tan President and Chief Executive Officer

Date: May 12, 2003	By:	/s/ JUSTINE F. LIEN

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 12, 2003	/s/ HOCK E. TAN

Date	Hock E. Tan President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Justine F. Lien, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Integrated Circuit Systems, Inc.

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 12, 2003	/s/ JUSTINE F. LIEN

Date	Justine F. Lien Senior Vice President and Chief Financial Officer