Form 10-K
period 2003-06-28
INTEGRATED CIRCUIT SYSTEMS INC
filed 2003-09-12
CIK 874689

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2003

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

Common Stock, $.01 par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

On September 6, 2003, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $2,461,000,000.00.

As of September 6, 2003, there were 71,870,404 shares of Common Stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain statements contained in the Company’s Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders (the “Definitive Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. BUSINESS

General

Integrated Circuit Systems, Inc. was incorporated in Pennsylvania in 1976, and began by designing and marketing custom application specific integrated circuits (“ASICs”) for various industrial customers. In particular, we were noted for our unique expertise in designing ASICs, which combined both analog and digital, or “mixed-signal”, technology. By 1988, we had adopted a strategy of developing proprietary integrated circuits (“ICs”) to capitalize on our complex mixed-signal design technology and pioneered the market for frequency timing generators or silicon timing devices which provide the timing signals or “clocks” necessary to synchronize high performance electronic systems. Clocks replaced the multiple crystal oscillators and other peripheral circuitry previously used to generate and synchronize timing signals, thus providing savings in board space, power consumption and cost. Our clock products were initially used in video graphics applications in personal computers (“PCs”), but subsequently expanded to include motherboards, PC peripheral devices such as disk drives, audio cards, laser printers and other digital consumer electronics such as digital set-top boxes and games consoles. We further extended into communications, which needs high performance clocking solutions supporting networking, telecommunication, workstation and server applications. Additionally, we now offer surface acoustic wave (“SAW”) technology to develop high performance products for telecommunications and wireless infrastructure markets.

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

On January 4, 2002 we acquired Micro Networks Corporation (“MNC”) for $74.9 million, net of cash acquired. MNC is a supplier of a broad range of precision electronic devices and modules for optical networking wireless and broadband infrastructure, high-end network servers and defense electronic markets. We believe that by acquiring MNC we now have access to technology, that will enhance the performance of our silicon timing products in order to strengthen our position within existing strategic markets such as servers and storage systems. The purchase price includes $5.6 million in purchase accounting liabilities and write-down of certain fixed assets related to our preliminary plan to restructure the activities of MNC. MNC received a $2.5 million income tax refund during fiscal year 2003 and as a result goodwill was adjusted. The results of MNC have been included in the consolidated financial statements since the acquisition date.

Products and Product Applications

We supply a broad line of timing products for use in PC motherboard and peripheral applications. These silicon timing devices control multiple processes by providing and synchronizing the timing of the computer system, including signals from the video screen, graphics controller, memory, keyboard, microprocessor, disk drives and communication ports.

We also design, develop and market silicon timing devices for other applications such as games consoles, digital set-top boxes, digital cameras, laser printers, flat panel displays and digital TVs. Crystal oscillators have traditionally served the timing requirements of these products. Crystal oscillators are predominately quartz-based crystals that resonate at a single set frequency. In situations where a single clock can replace multiple crystal oscillators, clocks have emerged as both more cost-effective and technologically superior solutions than the crystal-based standard. We view the $4 billion crystal-based oscillator market as a future growth opportunity, as our clock products provide viable alternatives to the present crystal-based standard. Several application segments are leading the conversion from crystal oscillators to silicon timing devices, including, telecom and networking equipment and mass storage systems.

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

Micro Networks’ main frequency source product line includes fixed-frequency and voltage-controlled oscillators, phase-locked loops, synthesizers and clock distribution modules. Our SAW-based product offerings are narrow and wideband bandpass and band reject filters, switched filter banks and unity gain modules. SAW technology is also used for several oscillator-based products.

Sales and Marketing

We market our products through a direct sales force that manages a worldwide network of independent sales representatives and distributors. We direct our sales efforts through offices in Norristown, PA, San Jose, CA, Worcester, MA, Taipei, Taiwan, Tokyo, Japan, and Seoul, Korea and throughout Europe. We currently have more than 1,600 OEM end customers. Maxtek Technology Co. Ltd. and Lacewood Corporation, the latter formerly known as Maxtech Corporation Limited, overseas distributors in China and Taiwan and China and Hong Kong respectively, who are commonly controlled, accounted for 20% and 21% of our fiscal year 2003 revenue, respectively. These international distributors sell to approximately 130 OEM end customers.

Foreign sales are directly conducted by sales representatives and distributors located in the Pacific Rim and Europe, and managed by direct sales staff in the Europe, Taiwan, Korea and Japan sales offices. Foreign sales are denominated in U.S. dollars and are subject to risks common to export activities, including governmental regulation and trade barriers.

Our backlog includes customer-released orders with firm schedules for shipment within the next twelve months. Generally, these orders may not be canceled without 45 days advance notice. Customer relationships are generally not subject to long-term contracts. Product delivery schedules are frequently revised to reflect changes in customer needs. For these reasons, our backlog at any particular date is not representative of actual sales or any succeeding period, and we believe that our backlog is not a meaningful indicator of future events.

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

Manufacturing

We qualify and utilize third party suppliers for the manufacture of silicon wafers. Most of our wafers currently are manufactured by outside suppliers, two of which supply the substantial majority of our wafers. The manufactured wafers are packaged primarily at three assemblers. We typically agree upon production schedules with our suppliers based on order backlog and demand forecasts for the approaching three-month period.

In addition we have production facilities in Worcester, MA and Auburn, NY. Worcester is our SAW wafer fabrication facility with sub-micron capabilities. Our Auburn facility houses the personnel for testing and assembly for the majority of our military and defense products. Low volume assembly is performed in-house while high volume is subcontracted out to offshore manufacturers.

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

During fiscal year 2003, we developed and introduced to market 762 new products. For over twenty years, we have developed libraries of proprietary mixed-signal integrated circuit designs and have invested in extensive computer-aided design and engineering resources specifically designed to support the increasing complexity and customized nature of silicon timing devices. Our company’s SAW capabilities include a library of proprietary device design algorithms utilized by our engineers. Investments in research and development were approximately $35.0 million, $29.2 million and $28.3 million in fiscal years 2003, 2002 and 2001, respectively. Such expenses typically include costs for engineering personnel, prototype and wafer mask costs, and investment in design tools and support overhead related to new and existing product development. As of June 28, 2003, our research and development staff comprised 128 people. We will continue to invest in research and new product development and invest in new technologies to support our current and future customers.

Patents, Licenses and Trademarks

We hold several patents, as well as copyrights, proprietary mask sets, and trademarks with respect to our various products and expect to continue to file applications in the future as a means of protecting our technology and market position. Most of our earlier patents carry a 20-year life and begin expiring in fiscal year 2010. In addition, we seek to protect our proprietary information and know-how through the use of trade secrets, confidentiality agreements and other security measures. To augment product feature sets or accelerate development schedules, we license certain technologies. No single license, however, is believed to be material to our business. In certain instances, we have performed design services pursuant to an agreement by which we transferred certain of our intellectual property rights in the final product to our customers. Such transfers are also not deemed material to our business. There can be no assurance, however, that these measures and/or others will be adequate to safeguard our interests or preserve our competitive position or protect us from allegations regarding potential patent infringement.

In connection with the purchase of MNC, we acquired $36.3 million of intangible assets based on an independent appraisal. Of this amount, $2.9 million was assigned to research and development assets that were written off at the date of acquisition. The remaining $33.4 million of intangible assets include a customer base valued at $12.0 million (6 year weighted-average useful life); a trade name valued at $3.0 million (ten year weighted-average useful life) and developed technology valued at $18.4 million (indefinite useful life).

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

Competition

In general, the semiconductor and PC component industries are intensely competitive and characterized by rapid technological changes, price erosion, cyclical shortages of materials and variations in manufacturing yields and efficiencies. Our ability to compete in this dynamic and opportunistic environment depends on factors both within and outside our control, including new product introduction, product quality, product performance and price, cost-effective manufacturing, general economic conditions, the performance of competition and the growth and evolution of the industry in general. There are several substantial entities in the industry who are much larger than us and who could, and do, exert significant influence in determining the pace and key trends in the development of PCs and PC components. Moreover, some of our current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources. Competitors also include privately owned and emerging companies attempting to secure a share of the market for our products.

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

Our operating results have varied widely in the past and are likely to do so in the future. In addition, our operating results may not follow any past trends. Our future operating results will depend on many factors and might fail to meet our expectations for a number of reasons. Any failure to meet expectations could cause our stock price to significantly fluctuate or decline.

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

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. This industry has experienced significant downturns, which have been characterized by diminished product demand, production overcapacity, high inventory levels, accelerated erosion of average prices and industry-wide fluctuations in the demand for semiconductors, which have resulted in under-utilization of design capacity. Any future downturns could have a material adverse effect on our business and operating results. Furthermore, any upturn in the semiconductor industry could result in increased demand for, and possible shortages of, components we use to manufacture and assemble our ICs. Such shortages could have a material adverse effect on our business and operating results.

Our markets may experience severe and prolonged downturns in the future. According to the Semiconductor Industry Association (“SIA”), calendar year 2001 was the most severe year ever in the semiconductor industry, experiencing a 32% decline. However, sales began to turn towards the end of calendar year 2001 and growth for calendar year 2002 was 1.3%. The projected compounded annual growth rate for calendar years 2003-2006, per the SIA, is forecasted to be 9.6%.

The markets for our products depend on continued demand for PCs, communications equipment and consumer electronics. There can be no assurance that these end-user markets will not experience changes in demand that will adversely affect our business.

Our inability to introduce new products based on the latest technology could adversely affect our business.

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

We currently depend upon third-party suppliers for the manufacture of the silicon wafers from which our finished ICs are manufactured and for the packaging of finished ICs from silicon wafers. We cannot assure you that we will be able to obtain adequate quantities of processed silicon wafers within a reasonable period of time or at commercially reasonable rates. In the past, the semiconductor industry has experienced disruptions from time to time in the supply of processed silicon wafers due to quality or yield problems or capacity limitations. Two outside foundries manufacture virtually all of our wafers. If one or more of these foundries is unable or unwilling to produce adequate supplies of processed wafers on a timely basis, it could cause significant delays and expense in locating a new foundry and redesigning circuits to be compatible with the new manufacturer’s processes and, consequently, could have a material adverse effect on our results of operations and financial condition. We also rely upon third parties for the assembly of our finished integrated circuits from processed silicon wafers. We currently rely on three assemblers, two of which produce most of our finished integrated circuits. While we believe that there is typically a greater availability of assemblers than silicon wafer foundries, we could nonetheless incur significant delays and expense if one or more of the assemblers upon which we currently rely are unable or unwilling to assemble finished integrated circuits from silicon wafers.

If we lose any customers, our sales could decline.

Our 10 largest OEM end customers accounted for approximately 50% of our total revenue in fiscal year 2003. Maxtek Technology Co. Ltd. and Lacewood Corporation, the latter formerly known as Maxtech Corporation Limited, overseas distributors in China and Taiwan and China and Hong Kong respectively, who are commonly controlled, accounted for 20% and 21% of our fiscal year 2003 revenue, respectively. These international distributors sell to approximately 130 OEM end customers. Because we are dependent upon continued revenue from OEM end customers, any material delay, cancellation or reduction of orders from these or other major customers could cause our sales to decline significantly. There is no guarantee that we will be able to retain any of our customers. In addition, our customers may materially reduce the amount of product ordered from us at any time. This could cause a significant decline in our net sales and we may not be able to reduce the accompanying expenses at the same time.

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

For the fiscal years 2003, 2002, and 2001, we generated approximately 74.6%, 78.6% and 71.0% of our revenue, respectively, from international markets. These sales were generated primarily from customers in the Pacific Rim region and included sales to foreign corporations, as well as to foreign subsidiaries of U.S. corporations. Certain of our international sales are to customers in the Pacific Rim region, who in turn sell some of their products to North America, Europe and other non-Asian markets. In addition, two of our wafer suppliers and all of our assemblers are located in the Pacific Rim region. There can be no assurance that the effect of an economic crisis on our suppliers will not impact our wafer supply or assembly operations, or that the effect on our customers in that region will not adversely affect both the demand for our products and the collectibility of our receivables. Our international business activities in general are subject to a variety of potential risks resulting from certain political, economic and other uncertainties including, without limitation, political risks relating to a substantial number of our customers being in Taiwan. Certain aspects of our operations are subject to governmental regulations in the countries in which we do business, including those relating to currency conversion and repatriation, taxation of our earnings and earnings of our personnel, and our use of local employees and suppliers. Our operations are also subject to the risk of changes in laws and policies in the various jurisdictions in which we do business, which may impose restrictions on us. We cannot determine to what extent our future operations and earnings may be affected by new laws, new regulations, changes in or new interpretations of existing laws or regulations or other consequences of doing business outside the U.S. Our activities outside the U.S. are subject to additional risks associated with fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange, even though business is denominated in U.S. dollars. Additionally, worldwide semiconductor pricing is influenced by currency fluctuations and the devaluation of foreign currencies could have a significant impact on the prices of our products if our competitors offer products at significantly lower prices in an effort to maximize cash flows to finance short-term, dollar denominated obligations; such devaluation could also impact the competitive position of our customers in Taiwan and elsewhere, which could impact our sales. Currently, we do not engage in currency hedging activities as all transactions are denominated in U.S. dollars.

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

We hold several patents as well as copyrights, mask works and trademarks with respect to various products and expect to continue to file applications in the future as a means of protecting our technology and market position. In addition, we seek to protect our proprietary information and know-how through the use of trade secrets, confidentiality agreements and other similar security measures. With respect to patents, there can be no assurance that any applications for patent protection will be granted, or, if granted, will offer meaningful protection. Additionally, there can be no assurance that competitors will not develop, patent or gain access to similar know-how and technology, or reverse engineer our products, or that any confidentiality agreements upon which we rely to protect our trade secrets and other proprietary information will be adequate to protect our proprietary technology. The occurrence of any such events could have a material adverse effect on our results of operations and financial condition.

Patents covering a variety of semiconductor designs and processes are held by various companies. We have from time to time received, and may in the future receive, communications from third parties claiming that we might be infringing certain of such parties’ patents and/or other intellectual property rights. Any infringement claim or other litigation against or by us could have a material adverse effect on our results of operations and financial condition.

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

Certain of our custom ICs products are sold into medical markets for applications, such as hearing aids. Although we believe that exposure to third-party claims has been minimized, there can be no assurance that we will not be subject to third-party claims in these or other applications or that any indemnification or insurance available to us will be adequate to protect us from liability. A product liability claim, product recall or other claim, as well as any claims for uninsured liabilities or in excess of insured liabilities, could have a material adverse effect on our results of operations and financial condition.

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

The public markets have experienced volatility that has particularly affected the market prices of securities of many technology companies for reasons that have often been unrelated to operating results. During the course of the preceding twelve months ended June 28, 2003 the market price of our common stock traded within a range of $11.64 to $33.20 per share. This volatility may adversely affect the market price of our common stock and our visibility and credibility in the markets.

Employees

As of June 28, 2003, we had 503 full-time employees, 128 of whom were engaged in research and development, 44 in sales, 28 in marketing and technical support, 53 in finance and administration and 250 in manufacturing support and operations. We have incentive programs to reward and retain our personnel, especially our key research and development staff.

Item 2. PROPERTIES

Our corporate headquarters, covering approximately 61,000 square feet, is located in Norristown, Pennsylvania. The lease will expire in February 2007 with monthly rent of approximately $56,000 in fiscal year 2003 and progressively increasing each year to approximately $63,000 in the final year of the lease term. We also have a renewal option of three years after the initial term.

We opened an approximate 10,000 square foot design facility in Tempe, Arizona in January 2000. The lease term for this facility is five years with monthly rent beginning at approximately $9,300 for the first year and progressively increasing each year to approximately $10,100 in the fifth year.

We utilize a facility located in Singapore for testing, warehousing, sales and administration, which consists of approximately 24,000 square feet of space leased pursuant to an agreement, which have various expiration dates through September 2006. The rent for this facility is approximately $19,000 per month.

Our San Jose operations consist of approximately 70,000 square feet of office space pursuant to a lease agreement, which will expire in December 2008. We believe that this facility is adequate to meet our requirements going forward. Monthly rent began at $100,100 per month, increasing annually to approximately $130,608 per month in 2008.

Our Worcester, Massachusetts facility consists of approximately 86,200 square feet of space leased pursuant to an agreement, which expires in December 2010 with monthly rent of approximately $39,400, progressively increasing each year to approximately $48,000 in the tenth year, with an option to renew for two more terms of 5 years.

Our Bloomfield, Connecticut facility consisted of approximately 16,400 square feet of space leased pursuant to an agreement, which was terminated in July 2003. The rent was approximately $6,700 per month.

Our Auburn, New York facility, which is primarily our defense production location, consists of approximately 21,533 square feet. This property was purchased in March of 1998.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded in the over-the-counter market on the Nasdaq National Market System under the symbol ICST. Below are the quarterly high and low sale prices of our common stock for the fiscal years ended June 28, 2003 and June 29, 2002.

	Fiscal Year 2003		Fiscal Year 2002
	High	Low	High	Low
First quarter	22.15	14.93	22.89	11.77
Second quarter	25.00	11.64	24.45	9.67
Third quarter	24.71	17.69	27.09	17.27
Fourth quarter	33.20	20.44	23.00	15.33

We have not in the past, and do not expect for the foreseeable future to pay dividends on our common stock. Instead, we anticipate that all of our earnings in the foreseeable future will be used for working capital and other general corporate purposes. Our existing term loan restricts our ability to pay dividends to the holders of our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

As of June 28, 2003, we had 70.2 million shares outstanding.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

Five Year Summary

(In thousands, except for per share data)

	Year Ended
	June 28, 2003	June 29, 2002	June 30, 2001	July 1, 2000	July 3, 1999
Consolidated Statement of Operations Data:

Revenue	$241,762	$182,654	$188,298	$165,521	$139,063
Gross margin	144,097	106,350	116,301	99,398	74,567
Research and development	35,006	29,239	28,301	24,848	21,316
Special charges (1)	—	2,900	—	—	15,051
Operating income (2)	70,053	41,058	66,194	24,016	18,406
Income (loss) from continuing operations	61,076	37,778	56,458	4,440	23,043

Net income	$61,076	$37,778	$56,458	$14,732	$23,043

Diluted income per share (3)	$0.87	$0.54	$0.81	$0.30	$0.86
Weighted average shares outstanding (diluted) (3)	70,564	70,192	69,573	49,871	26,277

	June 28, 2003	June 29, 2002	June 30, 2001	July 1, 2000	July 3, 1999
Consolidated Balance Sheet Data:
Working capital	$168,687	$129,063	$128,036	$56,094	$26,910
Total assets	315,148	276,392	154,117	100,485	87,795
Long-term debt, less current portion (4)	—	28,514	280	835	169,000
Shareholders’ equity (deficit) (4)	270,823	183,971	139,053	68,920	(106,912)
# of fiscal weeks	52	52	52	52	53

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1)	On January 4, 2002, we acquired Micro Networks Corporation. The acquisition resulted in a charge of $2.9 million related to the write-off of in-process research and development costs. On May 11, 1999, we merged with ICS Merger Corp., a transitory merger company formed and wholly owned by the affiliates of Bain Capital, LLC and Bear, Stearns and Company Inc. (the “Equity Investors”). We refer to this event as the recapitalization. In connection with the recapitalization, we recorded a compensation charge of $15.1 million related to the accelerated vesting, cash-out and conversion of employee stock options.
2)	Includes a charge of $ 26.9 million relating to (a) prepayment penalty, totaling $15.4 million, associated with the repurchase of the aggregate outstanding principal amount of our senior subordinated notes (b) the elimination of deferred financing costs, totaling $11.7 million associated with the repayment of our senior subordinated notes and senior credit facility (c) purchase of $2.0 million of our senior subordinated notes below par in September 1999, resulting in a gain of $36,000 net of income taxes and (d) purchase of $5.0 million of our senior subordinated notes below par in November 1999 resulting in a gain of $134,000 net of income taxes.
3)	Diluted income per share and weighted average shares outstanding-diluted have been adjusted to reflect the 1.6942-to-1 common stock-split that occurred as of the pricing date of the initial public offering for all periods shown.
4)	We issued $100.0 million in aggregate principal amount of senior subordinated notes in connection with the recapitalization and entered into a $95.0 million senior credit facility. On May 22, 2000, we completed our initial public offering (IPO) of 12.5 million shares of our common stock. We used the net proceeds of this initial offering to repay our bank debt, close our tender offer for subordinated notes, and pay the fees and expenses associated with the offering.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We design, develop and market silicon timing devices that emit timing signals used to sequence and synchronize electronic operations to ensure that information is interpreted at the right time and speed. Our silicon timing devices are used in computing systems, such as PCs, workstations, disk drives and printers, as well as in a wide range of digital consumer products, such as digital set-top boxes, HDTVs, games consoles, digital audio and imaging products and video game consoles. Increasingly, our silicon timing devices are also being used in products within the communications infrastructure industry, including Internet backbone, access and networking equipment, such as optical switches, routers, cable and DSL modems, servers and storage area networks. All digital devices require a timing signal and those with any degree of complexity require silicon timing devices to time and synchronize their various operations. Additionally, we now offer surface acoustic wave (“SAW”) technology to develop high performance products for optical networking and wireless infrastructure markets.

Prices for our products are predominantly a function of their position in the product life cycle, design complexity, competitive environment, the price of alternative solutions such as crystal oscillators and overall market demand. We recognize revenue upon transfer of title, and substantially all of our sales are made on the basis of purchase orders rather than long-term agreements.

Significant Transactions

Acquisition of Micro Networks Corporation

On January 4, 2002 we acquired Micro Networks Corporation (“MNC”) for $74.9 million, net of cash. We believe that by acquiring MNC we now have access to technology that will enhance the performance of our silicon timing products in order to strengthen our position within existing strategic markets such as servers and storage systems. The purchase price includes $5.6 million in purchase accounting liabilities and write-down of certain fixed assets related to our preliminary plan to restructure the activities of the acquired entity. MNC received a $2.5 million income tax refund during fiscal year 2003 and as a result goodwill was adjusted. The results of MNC have been included in the consolidated financial statements since the acquisition date.

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

(Expressed as a percentage of total revenue)

	Year Ended
	June 28, 2003	June 29, 2002	June 30, 2001
Revenue	100.0%	100.0%	100.0%
Gross margin	59.6	58.2	61.8
Research and development expense	14.5	16.0	15.0
Selling, general and administrative expense	16.1	18.1	11.6
Non-recurring special charge	—	1.6	—

Operating income	29.0	22.5	35.2
Interest and other income	1.2	1.7	1.9
Interest expense	(0.6)	(0.6)	(0.1)

Income before income taxes from continuing operations	29.6	23.6	37.0
Income tax expense	4.3	2.9	7.0

Net income	25.3%	20.7%	30.0%

Fiscal Year 2003, as Compared to Fiscal Year 2002

Revenue. Total revenue for fiscal year ended June 28, 2003 increased by $59.1 million to $241.8 million as compared to the previous year. The increase is primarily due to the increases in sales to all of the end markets and the acquisition of Micro Networks Corporation (“MNC”) in the March quarter of fiscal 2002. The average selling price declined 5% while volume increased 40%.

Foreign revenue, which includes shipments of integrated circuits to foreign companies as well as offshore subsidiaries of US multinational companies, was 74.6% of total revenue for fiscal year 2003 as compared to 78.6% of total revenue in the prior year. The decrease in foreign revenue as a percentage of total revenue was due to increased sales in the last time buys for some older parts which were sold domestically. Certain of our international sales were to customers in the Pacific Rim, which in turn sold some of their products to North America, Europe and other non-Asian markets.

Gross Margin. Gross margin represents net revenue less cost of sales. Cost of sales includes the cost of purchasing the finished silicon wafers manufactured by independent foundries, costs associated with assembly, packaging, test, quality assurance, product yields and the cost of personnel and equipment associated with manufacturing support. Cost of sales increased $21.4 million to $97.7 million for fiscal year 2003, as compared to the prior year period due to increased sales. Gross margin as a percentage of total revenue was 59.6% for fiscal year 2003 as compared to 58.2% in the prior year. The overall increase in gross margin as a percentage of revenue is due to product mix, including last time buys for some older high margin products. In addition prior year amounts include the non-recurring charge of $1.3 million related to the fair value adjustment to inventory that was acquired in connection with the acquisition of MNC and sold during fiscal year 2002. We anticipate that gross margin will continue to fluctuate as a percentage of revenue because of anticipated fluctuations in product mix, manufacturing costs and competitive pricing.

Research and Development Expense. Research and development (“R&D”) expense increased $5.8 million to $35.0 million for fiscal year 2003 as compared to the prior year. As a percentage of revenue, research and development decreased to 14.5% as compared to 16.0% in fiscal year 2002.

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

Selling, General, Administrative and Other. Selling, general, administrative and other expense (“SG&A”), including amortization of indefinite-lived intangible assets and management fees, increased $5.9 million to $39.0 million for fiscal year 2003 as compared to the prior year period. As a percentage of total revenue, selling, general, administrative and other expenses decreased to 16.1% of revenue as compared to 18.1% in the prior year period. The decrease is attributable to the settlement of the patent litigation that was recorded in fiscal year 2002. Refer to footnote 18 for additional information regarding the patent litigation. SG&A expenses consist mainly of salaries and related expenses, sales commissions, professional and legal fees, facilities expenses and amortization of intangibles.

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

Operating Income. In dollar terms, operating income was $70.1 million in fiscal year 2003 compared to $41.1 million in the prior year period. Expressed as a percentage of revenue, operating income was 29.0% and 22.5% in fiscal year 2003 and fiscal year 2002, respectively.

Interest and Other Income. Interest and other income was $3.0 million for fiscal year ended June 28, 2003 and $3.2 million in the prior year period. Included in other income is the gain of $0.6 million as a result of the sale of 50% of our investment in Maxtek Technology. The decrease in interest income is attributable to declining interest rates.

Interest Expense. Interest expense was $1.5 million in fiscal year 2003 and $1.1 million in fiscal year 2002. The increase in expense is due to the $45.0 million term debt incurred in order to purchase MNC in the second half of fiscal year 2002.

Income Tax Expense. Our effective tax rate was 14.6% and 12.4% for fiscal years 2003 and 2002, respectively. The tax rate increased due to the additional domestic income generated by MNC. The effective tax rate for fiscal years 2003 and 2002 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income for five years as stated in our agreement with the Economic Development Board of Singapore. The five-year period ends December 31, 2007. We do not currently calculate deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be a $51.0 million liability as of June 28, 2003.

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

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we ceased the amortization of goodwill beginning July 1, 2001. Instead, we will, at least annually, review the recoverability of goodwill and other indefinite lived intangible assets. We had $0.2 million in amortization expense during fiscal year 2001.

In Process Research and Development. In connection with the acquisition of MNC, we incurred a one-

time charge of $2.9 million for the write-off of in process research and development during fiscal year 2002.

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

Liquidity and Capital Resources

At June 28, 2003, our principal sources of liquidity included cash and investments of $123.0 million as compared to the June 29, 2002 balance of $110.5 million. The cash and investments include amounts, which have been permanently reinvested into the Singapore operations. If we were to repatriate these amounts, they would be subject to U.S. Federal Income Tax. Net cash provided by operating activities was $69.5 million in fiscal year 2003, as compared to $63.0 million in the prior year period. The increase is primarily attributable to the increase in operating income. Our days sales outstanding were 47 days in the fourth quarter of fiscal year 2003 and the fourth quarter of fiscal year 2002. Inventory turns increased from 4.72 times in the fourth quarter of fiscal year 2002 to 5.42 times in the fourth quarter of fiscal year 2003.

Purchases for property and equipment were $5.7 million in fiscal year 2003 as compared to $3.4 million in the prior year period. These expenditures were primarily to support our testing facility in Singapore and the manufacturing facility in Worcester, MA acquired with MNC.

In September 2001, we announced a stock repurchase program, which authorized the purchase, from time to time, of 2.0 million shares of our common stock on the market. In October 2002, we announced that our board of directors approved to increase the number of shares to be repurchased under this repurchase program to 3.0 million. From inception of this program through June 28, 2003, we had purchased 1.1 million shares for $16.2 million.

In June 2000, we obtained a $30.0 million revolving credit facility with a commercial bank to expire in June 2002, with an option to extend the facility for an additional period subject to certain covenants, including maintenance of certain financial ratios. At the beginning of the third quarter of fiscal 2002, we terminated this credit facility and entered into a new facility as discussed below.

In connection with the acquisition of MNC, we entered into a new revolving credit and term loan facility dated December 31, 2001, which will expire December 31, 2004. The new facility enables us to draw down $45.0 million under the term loan and $10.0 million under the revolving credit facility. At our option, the interest rates under the term loan will be either (1) a base rate, which is the higher of (i) a rate of interest announced from time to time by the lenders’ administrative agent as the base rate (“Base Rate”) or (ii) the sum of 0.5% per annum plus the federal funds rate or (2) London Interbank Offer Rate (“LIBOR”) plus 1.75%. At our option, the interest rates under the Revolving Credit Loan, will be either (1) the Base Rate or (2) the LIBOR Rate plus a pre-formulated margin. Since its inception we paid down $35.0 million of the term loan, of which $32.0 million was paid in fiscal 2003. As of June 28, 2003, $10.0 million was outstanding on our term loan, all of which is classified current.

Certain of our loan agreements require the maintenance of specified financial ratios, including a fixed charge coverage ratio, a funded debt to EBITDA ratio and a minimum tangible net worth, and impose financial limitations. At June 28, 2003, we were in compliance with the covenants. As a result of early debt payoff the swap agreement was terminated in January 2003.

The following summarizes our significant contractual obligations and commitments as of June 28, 2003 (in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-Term Debt	$10,000	$10,000	$—	$—	$—
Operating Leases	15,142	2,843	8,062	3,427	810

Total	$25,142	$12,843	$8,062	$3,427	$810

Operating leases primarily consist of leased facilities that we utilize in various locations.

On January 4, 2002, we acquired MNC, net of cash, for $74.9 million. We believe that by acquiring MNC we now have access to technology that will broaden our offering of silicon timing products to strengthen our position within strategic markets such as servers, storage systems and communications. The purchase price includes $5.6 million in purchase accounting liabilities and write-down of fixed assets. Of the total amount recorded, $1.2 million represents costs associated with closing or moving office and production activities and $2.0 million represents severance and other personnel costs. We expect to complete the restructuring by the end of calendar 2003. As of June 28, 2003, we have utilized approximately $1.6 million and $0.5 million of this reserve relating to severance and facility closing costs, respectively. Approximately $0.4 million of the remaining amount relates to severance and other personnel costs, which will be paid in fiscal year 2004 and $0.7 million relates to closing or moving production activities. This reserve is included in “Accrued expense and other current liabilities” in the Balance Sheet. During fiscal year 2003, goodwill was adjusted to reflect changes in estimated deferred taxes and an income tax refund of $2.5 million. The results of MNC have been included in the consolidated financial statements since the acquisition date.

In fiscal year 2001, we entered into an Investment and Stock Trade Agreement (the “Agreement”) with Maxtek Technology Co. Ltd (“Maxtek”), an overseas distributor in Taiwan and China. We invested $4.0 million and owned approximately 10% of Maxtek. The Agreement states that if Maxtek fails to successfully complete a public offering by December 5, 2005, we, at our sole option, have the right to demand immediate repurchase of all 4.0 million shares, at the original purchase price plus accrued annual interest (commercial rate set by the Central Bank of China) during the said period. In fiscal 2003 we sold 50% of our investment in Maxtek resulting in a gain of $0.6 million. As of June 28, 2003, we owned $2.0 million shares, or approximately, 5% of Maxtek. Subsequent to year end, we sold an additional 1.0 million shares at a gain of $0.3 million. Maxtek, represented approximately 20% of our sales for fiscal year 2003, and 19% in the prior year period. Additionally, sales to Lacewood Corporation, an entity which is commonly controlled by the owners’ of Maxtek representing business into Hong Kong and China, were 21% of our sales in fiscal year 2003 and 18% in the prior year period. These international distributors sell to approximately 130 OEM end customers.

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

Accounts Receivable

We maintain reserves for uncollectible accounts. Our reserve for uncollectible accounts is based on i) our specific assessment of the collectibility of all significant accounts greater than 90 days past due, ii) our historical estimate of the rate of default for all accounts less than 90 days past due and iii) any specific knowledge we have acquired that might indicate that an account is uncollectible, regardless of age. The facts and circumstances of each account may require us to use substantial judgment in assessing its collectibility.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined by the first in, first out (FIFO) method. We record a reserve for obsolete and unmarketable inventory based on assumptions of future demand and market conditions. Because many of our products have multiple applications and serve volatile markets, the recent sales history of any one product is not necessarily indicative of the future demand for such product. The reserve for obsolete and unmarketable inventory is therefore based on our collective judgment regarding the realistic and potential future demand for each product and is inherently subjective. The fact that our products have a substantial shelf life and low holding costs increase the subjectivity because these factors extend the time frame in which we could potentially recover the costs of each product. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required.

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets acquired from business acquisitions. Prior to July 1, 2001, our goodwill was amortized using the straight-line method over its estimated useful life of seven years. SFAS No. 142, “Goodwill and Other Intangible Assets”, addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recorded in the financial statements. Under SFAS 142, goodwill and other indefinite lived intangible assets are no longer amortized. Beginning July 1, 2001, we ceased the amortization of goodwill. Instead, we will, at least annually, review the recoverability of goodwill and other indefinite lived intangible assets. In assessing recoverability, many factors are considered, including historical and forecasted operating results and cash flows of the acquired businesses. After consideration of these factors, we will determine whether or not there is an impairment to goodwill and other indefinite lived intangible assets. In addition if an intangible asset that is not being amortized is subsequently determined to have a finite useful life, the asset shall be tested for impairment and that intangible asset shall then be amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization.

In connection with the purchase of MNC, we acquired $36.3 million of intangible assets based on an independent appraisal. Of this amount, $2.9 million was assigned to research and development assets that were written off at the date of acquisition. The remaining $33.4 million of intangible assets include a customer base valued at $12.0 million (six year weighted-average useful life); a trade name valued at $3.0 million (ten year weighted-average useful life) and developed technology valued at $18.4 million (indefinite useful life). The initial and continuing valuation of these assets and the assessment of their useful lives were based on subjective conclusions drawn from the characteristics of each intangible asset. We have assigned indefinite life to the developed technology because in our judgment there are no legal, regulatory, contractual, competitive, economic, or other factors to limit the useful life of this intangible asset. If we had determined that there were factors that would limit the life of this asset, we would have amortized it over the estimated useful life. The effect of this amortization might have resulted in a significant change to our financial statements based on the value of this intangible asset and dependent upon the useful life we would have assigned to this asset.

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

Income Taxes

Income tax expense includes U.S. federal, state and international income taxes and is computed in accordance with SFAS No. 109, “Accounting for Income Taxes”. Certain items of income and expense are not reported in income tax returns and financial statements in the same year. The income tax effects of these differences are reported as deferred income taxes. Income tax credits are accounted for as a reduction of income tax expense in the year in which the credits reduce income taxes payable. Valuation allowances are provided against deferred income tax assets if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We currently provide income taxes on the earnings of foreign subsidiaries to the extent those earnings are taxable in the local jurisdictions. The effective tax rate for fiscal years 2003 and 2002 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income for five years as stated in our agreement with the Economic Development Board of Singapore. The five-year period ends December 31, 2007. We do not currently calculate deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be a $51.0 million liability as of June 28, 2003.

Inflation

Inflation has not had a significant impact on our results of operations.

New Accounting Pronouncements

In October 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation,” which amends FASB statement No. 123, “Accounting for Stock-Based Compensation.” This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. We adopted this statement during the third quarter of fiscal year 2003.

In February 2003, the Emerging Issues Task Force ratified Issue No. 00-21,”Revenue Arrangements with Multiple Deliverables,” (“Issue 00-21”). Issue 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. Currently, we are evaluating the impact Issue 00-21 could have on our results of operations, financial position, liquidity and disclosure requirements. Issue 00-21 becomes effective for revenue arrangements entered into after June 30, 2003.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This Statement is effective for contracts entered into or modified after June 30, 2003. We do not believe that adoption of this statement will have a material impact on our operating results.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe that adoption of this statement will have a material impact on our operating results.

In May 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 01-08,

“Determining Whether an Arrangement Contains a Lease.” EITF Issue No. 01-08 provides guidance on how to determine if an arrangement contains a lease that is within the scope of SFAS 13, “Accounting for Leases.” The provisions of EITF Issue No. 01-08 will apply primarily to arrangements agreed to or committed to after the beginning of an entity’s next reporting period beginning after May 28, 2003, or previous arrangements modified after the beginning of an entity’s next reporting period beginning after May 28, 2003. We are currently evaluating the effect EITF Issue No. 01-08 will have on our consolidated financial position, liquidity, and results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. The liability recognition provisions of FIN 45 are applicable to any guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a material impact on our financial position or results of operations. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued, including product warranties.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and to provide certain disclosures. A variable interest entity is defined as an entity in which the equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties. As of June 28, 2003, we had no investments in variable interest entities.

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

As a result of our early payoff of debt, the swap agreement was terminated in January 2003.

We do not use derivatives for trading or speculative purposes, nor are we party to leverage derivatives.

We had interest expense of $1.5 million for the fiscal year 2003. The potential increase in interest expense for fiscal year 2003 from a hypothetical 2% adverse change in variable interest rates would be approximately $0.4 million.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

To the Board of Directors and Shareholders

of Integrated Circuit Systems, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Integrated Circuit Systems, Inc. and its subsidiaries at June 28, 2003 and June 29, 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 28, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Philadelphia, PA

July 28, 2003

Integrated Circuit Systems, Inc.

Consolidated Balance Sheets

(In thousands)

	June 28, 2003	June 29, 2002
Assets
Current Assets:
Cash and cash equivalents	$118,038	$74,255
Investments	5,000	36,266
Accounts receivable, net	31,501	28,741
Inventory, net	15,822	18,556
Deferred income taxes	6,713	6,791
Prepaid assets	4,842	4,781
Prepaid income taxes	12,212	1,181
Other current assets	6,309	8,924

Total current assets	200,437	179,495
Property and equipment, net	15,749	18,324
Intangibles	30,245	32,400
Goodwill	36,573	41,575
Long-term investments	32,000	4,000
Other assets	144	598

Total assets	$315,148	$276,392

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$10,059	$13,744
Accounts payable	10,836	11,416
Accrued salaries and bonuses	2,302	2,268
Accrued expenses and other current liabilities	8,553	23,004

Total current liabilities	31,750	50,432
Long-term debt, less current portion	—	28,514
Deferred income taxes	12,080	12,876
Other liabilities	495	599

Total liabilities	44,325	92,421

Commitments and contingencies
Shareholders’ Equity:
Preferred stock, authorized 5,000; none issued	—	—
Common stock, $0.01 par, authorized 300,000: issued 71,284 and 67,841 shares as of June 28, 2003 and June 29, 2002 respectively	713	678
Additional paid in capital	258,428	227,531
Retained earnings (deficit)	28,625	(32,451)
Deferred compensation	(731)	(3,988)
Treasury stock, at cost, 1,120 and 655 shares as of June 28, 2003 and June 29, 2002 respectively	(16,212)	(7,799)

Total shareholders’ equity	270,823	183,971

Total liabilities and shareholders’ equity	$315,148	$276,392

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Integrated Circuit Systems, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended
	June 28, 2003	June 29, 2002	June 30, 2001
Revenue	$241,762	$182,654	$188,298
Cost and expenses:
Cost of sales	97,665	76,304	71,997
Research and development	35,006	29,239	28,301
Selling, general and administrative	36,738	32,153	21,572
In process R&D	—	2,900	—
Amortization of intangibles	2,300	1,000	234

Operating income	70,053	41,058	66,194

Interest and other income	2,954	3,201	3,611
Interest expense	(1,466)	(1,109)	(219)

Income before income taxes	71,541	43,150	69,586

Income tax expense	10,465	5,372	13,128

Net income	$61,076	$37,778	$56,458

Basic net income per share:
Net Income	$0.90	$0.57	$0.87

Diluted net income per share:
Net Income	$0.87	$0.54	$0.81

Weighted average shares outstanding – basic	67,898	66,500	64,837
Weighted average shares outstanding – diluted	70,564	70,192	69,573

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Integrated Circuit Systems, Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)

(in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Retained Earnings (Deficit)	Deferred Compensation	Treasury Shares	Treasury Stock	Notes Receivable	Total Shareholders’ Equity (Deficit)
Balance at July 1, 2000	64,269	$643	$199,018	$(126,687)	$(3,768)	—	—	$(286)	$68,920
Shares issued upon exercise of stock options	1,808	18	1,222	—	—	—	—	—	1,240
Tax benefits related to stock options	—	—	10,813	—	—	—	—	—	10,813
Shares issued by the Stock Purchase Plan	51	—	679	—	—	—	—	—	679
Net income	—	—	—	56,458	—	—	—	—	56,458
Other	—	—	(208)	—	1,046	—	—	105	943

Balance at June 30, 2001	66,128	661	211,524	(70,229)	(2,722)	—	—	(181)	139,053
Shares issued upon exercise of stock options	1,659	17	1,932	—	—	—	—	—	1,949
Tax benefits related to stock options	—	—	10,688	—	—	—	—	—	10,688
Shares issued by the Stock Purchase Plan	54	—	686	—	—	—	—	—	686
Purchase of treasury shares	—	—	—	—	—	(655)	(7,799)	—	(7,799)
Net income	—	—	—	37,778	—	—	—	—	37,778
Issuance of stock options	—	—	2,699	—	(2,699)	—	—	—	—
Other	—	—	2	—	1,433	—	—	181	1,616

Balance at June 29, 2002	67,841	678	227,531	(32,451)	(3,988)	(655)	(7,799)	—	183,971
Shares issued upon exercise of stock options	3,389	34	13,313	—	—	—	—	—	13,347
Tax benefits related to stock options	—	—	19,516	—	—	—	—	—	19,516
Shares issued by the Stock Purchase Plan	54	1	804	—	—	—	—	—	805
Purchase of treasury shares	—	—	—	—	—	(465)	(8,413)	—	(8,413)
Net income	—	—	—	61,076	—	—	—	—	61,076
Deferred compensations	—	—	(2,738)	—	3,257	—	—	—	519
Other	—	—	2	—	—	—	—	—	2

Balances at June 28, 2003	71,284	$713	$258,428	$28,625	$(731)	(1,120)	$(16,212)	—	$270,823

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Integrated Circuit Systems, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	June 28, 2003	June 29, 2002	June 30, 2001
Cash flows from operating activities:
Net income	$61,076	$37,778	$56,458
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	8,583	6,912	5,142
Amortization of deferred finance charge	149	68	12
Amortization of bond premiums	—	17	36
Amortization of deferred compensation	519	1,433	1,046
(Gain) loss on sale of assets and investments	(804)	(315)	(95)
Write-off on in-process R&D	—	2,900	—
Tax benefit of stock options	20,202	10,688	10,813
Deferred income taxes	(562)	(3,201)	(929)
Changes in assets and liabilities:
Accounts receivable	(2,760)	5,466	(3,699)
Inventory	2,734	3,547	621
Other assets, net	(4,825)	(3,471)	110
Accounts payable, accrued expenses and other liabilities	(5,130)	4,701	(7,329)
Accrued interest expense	56	(15)	(11)
Income taxes payable	(9,756)	(3,499)	9,149

Net cash provided by operating activities	69,482	63,009	71,324

Cash flows from investing activities:
Capital expenditures	(5,722)	(3,428)	(3,264)
Proceeds from sale of fixed assets	99	136	187
Proceeds from maturities of marketable securities	36,635	31,000	17,404
Proceeds from sale of investment in Maxtek	2,578
Purchases of marketable securities	(35,174)	(64,019)	(20,218)
Acquisition of Micro Networks Corporation, net of cash acquired	2,345	(77,269)	—
Investment in Maxtek	—	—	(4,000)
Refunds on purchase contracts	—	—	9,877

Net cash provided by (used in) investing activities	761	(113,580)	(14)

Cash flows from financing activities:
(Repayments) under line of credit agreement	—	—	(10,000)
Repayments of long-term debt	(32,199)	(6,080)	(561)
Proceeds from exercise of stock options	13,347	1,949	1,240
Proceeds from stock purchase plan	805	686	679
Proceeds from long-term debt	—	45,000	—
Initial Public Offering, net	—	—	(208)
Deferred financing charges	—	(330)	—
Purchase of treasury stock	(8,413)	(7,799)	—

Net cash provided by (used in) financing activities	(26,460)	33,426	(8,850)

Net increase (decrease) in cash	43,783	(17,145)	62,460
Cash and cash equivalents:
Beginning of year	74,255	91,400	28,940

End of year	$118,038	$74,255	$91,400

Consolidated Statements of Cash Flows (cont’d)

(In thousands)

Supplemental disclosures of cash information:
Cash payments (receipts) during the period for:
Interest	$1,091	$1,021	$215

Income taxes (refunded)	$(2,503)	$(252)	$(5,926)

Supplemental disclosures for non-cash information:
Capital lease of equipment	$—	$98	$45

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

Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at June 28, 2003 consist of cash, overnight retail repurchase agreements (collateralized by U.S. Treasury obligations), money market funds and commercial paper.

Investments

Investments at June 28, 2003 and June 29, 2002 consist of debt securities. We have the intent and the ability to hold all of our debt securities until maturity and have recorded them at amortized cost.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined by the first in, first out (FIFO) method. We record a reserve for obsolete and unmarketable inventory based on assumptions of future demand and market conditions. Because many of our products have multiple applications and serve volatile markets, the recent sales history of any one product is not necessarily indicative of the future demand for such product. The reserve for obsolete and unmarketable inventory is therefore based on our collective judgment regarding the realistic and potential future demand for each product and is inherently subjective. The fact that our products have a substantial shelf life and low holding costs increase the subjectivity because these factors extend the time frame in which we could potentially recover the costs of each product. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required.

Property, Plant and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation on furniture and machinery and equipment is computed using the straight-line depreciation method over periods ranging from three to ten years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the improvement. The cost of fully depreciated assets remaining in use is included in the respective asset and accumulated depreciation accounts. When items are sold or retired, related gains or losses are included in net income. Maintenance and repairs are charged to expense when incurred.

Deferred Financing Costs

In fiscal year 2002 we entered into a term loan facility. Costs incurred in connection with this term loan are being amortized over the life of the loan, three years. Accumulated amortization was $108,000 with approximately $132,000 remaining to be amortized as of June 28, 2003.

Goodwill and Other Indefinite Lived Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets acquired from business acquisitions. Prior to July 1, 2001, all goodwill was amortized using the straight-line method over its estimated useful life of seven years. SFAS No. 142, “Goodwill and Other Intangible Assets”, addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recorded in the financial statements. Under SFAS 142, goodwill and other indefinite lived intangible assets are no longer amortized. Beginning July 1, 2001, we ceased the amortization of goodwill. Instead, we will, at least annually, review the recoverability of goodwill and other indefinite lived intangible assets. In assessing recoverability, many factors are considered, including historical and forecasted operating results and cash flows of the reporting unit. After consideration of these factors, we will determine whether or not there is impairment to goodwill and other indefinite lived intangible assets. Goodwill was not material to the results of operations in the previous periods.

In addition if an intangible asset that is not being amortized is subsequently determined to have a finite useful life, the asset shall be tested for impairment and that intangible asset shall then be amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization.

At June 28, 2003, we have $39.2 million of goodwill and $18.4 million of indefinite lived intangible assets. The decrease in goodwill from the prior year was a result of an income tax refund received by MNC in fiscal year 2003. No impairment of goodwill or other indefinite lived intangible assets existed at June 28, 2003. We had no indefinite lived intangible assets prior to the acquisition of MNC.

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

Revenue Recognition

Revenues from product sales are recognized as revenue upon transfer of title to the customer. We offer a right of return to certain customers. Allowances are established to provide for estimated returns at the time of sale. We recognize sales to these customers, in accordance with the criteria of SFAS No. 48, “Revenue Recognition When Right of Return Exists”, at the time of the sale based on the following: the selling price is fixed at the date of sale, the buyer is obligated to pay for the products, title of the products has transferred, the buyer has economic substance apart from us, we do not have further obligations to assist the buyer in the resale of the product and the returns can be reasonably estimated at the time of sale.

Concentration of Credit Risk

We sell our products primarily to original equipment manufacturers (“OEMs”) and distributors in North America, Europe and the Pacific Rim. We perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. For the fiscal year ended June 28, 2003 two customers, Lacewood Corporation, formerly known as Maxtech Corporation Limited, and Maxtek Technology Co. Ltd (“Maxtek”), represented 21% and 20% of our revenues respectively. These same customers, who are commonly controlled, accounted for 17% and 10% of our total accounts receivable as of June 28, 2003, respectively. A third, unrelated company accounted for an additional 13% of our total accounts receivable as of June 28,

2003. For fiscal years 2002 and 2001, Maxtek represented 19% and 13% of our revenues respectively, and accounted for 22% and 18% of our total accounts receivable respectively. Lacewood represented 18% of our revenue and 15% of our total accounts receivable in fiscal year 2002 and 10% of our revenue and 20% of our total accounts receivable in fiscal year 2001. These international distributors sell to approximately 130 OEM end customers. We also have a substantial concentration of credit risk in the PC motherboard industry. Refer to Note 16 for geographic information.

Cash deposits are maintained with financial institutions in excess of federally insured limits.

In order to mitigate investment risk, our policy requires all short-term investments bear at least AA from Standard & Poor’s or Aa2 from Moody’s investor service.

Income Taxes

Income tax expense includes U.S. federal, state and international income taxes and is computed in accordance with SFAS No. 109, “Accounting for Income Taxes”. Certain items of income and expense are not reported in income tax returns and financial statements in the same year. The income tax effects of these differences are reported as deferred income taxes. Income tax credits are accounted for as a reduction of income tax expense in the year in which the credits reduce income taxes payable. Valuation allowances are provided against deferred income tax assets, which are not likely to be realized. We currently provide income taxes on the earnings of foreign subsidiaries to the extent those earnings are taxable in the local jurisdictions. The effective tax rate for fiscal years 2003, 2002 and 2001 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income for five years as stated in our agreement with the Economic Development Board of Singapore. The five-year period ends December 31, 2007. We do not currently calculate deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be a $51.0 million liability as of June 28, 2003.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary is the U.S. dollar, as this is the currency of the primary economic environment in which the subsidiary conducts its business. Transactions and balances originally denominated in other currencies are remeasured into dollars in accordance with the provisions of SFAS No. 52, “Foreign Currency Translation,” with any resulting gain or loss charged against net income or loss.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, revenues and expense and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates and assumptions.

Accounting for Stock-Based Compensation

We have adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, and continue to apply Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options issued to employees and directors.

SFAS No. 148, “Accounting for Stock-Based Compensation” amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. We adopted this statement during the third quarter of fiscal year 2003.

We apply APB 25 and related interpretations in accounting for stock option plans. Had compensation cost been recognized consistent with SFAS No. 123, as amended by SFAS No. 148, our consolidated net earnings and earnings per share for each fiscal year would have been as follows (in thousands except per share data):

	2003	2002	2001
Net Income:
As Reported	$61,076	$37,778	$56,458
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	1,781	1,433	1,031
Deduct: Total stock -based employee expense determined under the fair value based method for all awards, net of related tax effects	28,046	18,935	4,620
Pro forma	$34,811	$20,276	$52,869

Basic earnings per common share:
As Reported	$0.90	$0.57	$0.87
Pro forma	$0.51	$0.30	$0.82

Diluted earnings per common share:
As Reported	$0.87	$0.54	$0.81
Pro forma	$0.49	$0.29	$0.76

SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

The following assumptions were used to determine the fair value of stock options granted using the Black-Scholes option-pricing model:

	2003	2002	2001
Dividend yield	0%	0%	0%
Expected volatility	85%	92%	104%
Average expected option life	5 years	5 years	5 years
Risk-free interest rate	4.6%	3.8%	5.1%

Reclassification of Accounts

Certain prior year balances have been reclassified to conform to the current year classifications.

Other Comprehensive Income

Our reported net income for all periods presented is the same as our comprehensive income since there were no items of other comprehensive income or loss for any of the periods covered by these financial statements.

New Accounting Pronouncements

In February 2003, the Emerging Issues Task Force ratified Issue No. 00-21,”Revenue Arrangements with Multiple Deliverables,” (“Issue 00-21”). Issue 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. Currently, we are evaluating the impact Issue 00-21 could have on our results of operations, financial position, liquidity and disclosure requirements. Issue 00-21 becomes effective for revenue arrangements entered into after June 30, 2003.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This Statement is effective for contracts entered into or modified after June 30, 2003. We do not believe that adoption of this statement will have a material impact on our operating results.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe that adoption of this statement will have a material impact on our operating results.

In May 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease.” EITF Issue No. 01-08 provides guidance on how to determine if an arrangement contains a lease that is within the scope of SFAS 13, “Accounting for Leases.” The provisions of EITF Issue No. 01-08 will apply primarily to arrangements agreed to or committed to after the beginning of an entity’s next reporting period beginning after May 28, 2003, or previous arrangements modified after the beginning of an entity’s next reporting period beginning after May 28, 2003. We are currently evaluating the effect EITF Issue No. 01-08 will have on our consolidated financial position, liquidity, and results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. The liability recognition provisions of FIN 45 are applicable to any guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a material impact on our financial position or results of operations. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued, including product warranties.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and to provide certain disclosures. A variable interest entity is defined as an entity in which the equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties. As of June 28, 2003, we had no investments in variable interest entities.

(2) Acquisition

On January 4, 2002, we acquired MNC for $74.9 million, net of cash acquired. We acquired MNC to gain access to technology that we believe will enhance the performance of our silicon timing products, strengthening our position within existing strategic markets such as servers and storage systems. In connection with the acquisition of MNC, we began a restructuring plan that involved moving certain manufacturing operations offshore, reducing its workforce and combining facilities. The purchase price includes $5.6 million in purchase accounting liabilities and write-down of fixed assets. Of the total amount recorded, $1.2 million represents costs associated with closing or moving office and production activities and $2.0 million represents severance and other personnel costs. We expect to complete the restructuring by the end of calendar 2003. As of June 28, 2003, we have utilized approximately $1.6 million and $0.5 of this reserve relating to severance and facility cost closings, respectively. Approximately $0.4 million of the remaining amount relates to severance and other personnel costs to be paid in fiscal year 2004 and $0.7 million relates to closing or moving production activities. This reserve is included in “Accrued expense and other current liabilities” in the Balance Sheet. During fiscal year 2003, goodwill was adjusted to reflect changes in estimated deferred taxes and an income tax refund of $2.5 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

January 4, 2002
Accounts receivable	$6,849
Inventory	12,005
Other current assets, net of cash acquired	3,503
Deferred tax asset	1,275
Property, plant and equipment	9,803
Intangible assets	36,300
Goodwill	35,946

Total assets acquired	105,681

Current liabilities	(12,981)
Long-term debt	(2,530)
Deferred tax liabilities	(15,246)

Total liabilities acquired	(30,757)

Net assets acquired	$74,924

Of the $36.3 million of acquired intangible assets, $2.9 million was assigned to research and development assets that were written off at the date of acquisition. The remaining $33.4 million of intangible assets include a customer base valued at $12.0 million (6 year weighted-average useful life); a trade name valued at $3.0 million (ten year weighted-average useful life) and developed technology valued at $18.4 million (indefinite useful life). For fiscal year 2003, we had $2.0 million and $0.3 million in expense for the amortization of the customer base and trade name, respectively.

Future amortization amounts are as follows as of June 28, 2003 (in thousands):

2004	$2,300
2005	2,300
2006	2,300
2007	2,300
2008 and after	2,500

$11,700

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

The following unaudited pro forma combined results of operations is provided for illustrative purposes only and assumes this acquisition occurred as of the beginning of each of the periods presented. The following unaudited pro forma information (in thousands, except per share amounts) should not be relied upon as necessarily being indicative of the historical results that would have been obtained if this acquisition had actually occurred during those periods, or of the result that may be obtained in the future.

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

(3) Other Agreements

In fiscal year 1998, we entered into a non-transferable and non-exclusive license with Philips Electronics to use their technical information for data transmission systems. In consideration of the licenses and rights granted we have expensed and paid approximately $1.4 million in licensing fees during fiscal year 2003, $1.0 million during fiscal year 2002, and $0.2 million during fiscal year 2001. The expense is included in our research and development expense in the Statements of Operations.

(4) Investments

During fiscal years 2003, 2002 and 2001, we invested in debt securities, which we intend to hold to maturity, and are carried at amortized cost. We also have an investment in a privately held company that is carried at cost, or $2.0 million.

Aggregate annual maturities of debt securities as of June 28, 2003 (in thousands):

2004	$10,000
2005	20,000
2006	—
2007	—
2008 and beyond	—

$30,000

We have an unrealized gain of $0.1 million as of June 28, 2003.

(5) Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	June 28, 2003	June 29, 2002
Accounts receivable	$33,515	$30,768
Less: allowance for returns and doubtful accounts	(2,014)	(2,027)

	$31,501	$28,741

(6) Inventory

The components of inventories are as follows (in thousands):

	June 28, 2003	June 29, 2002
Raw Materials	$6,972	$8,922
Work-in-process	8,761	6,921
Finished parts	8,579	10,797

Less: obsolescence reserve	(8,490)	(8,084)

Inventory, net	$15,822	$18,556

(7) Property and Equipment

Property and equipment consists of the following (in thousands):

	June 28, 2003	June 29, 2002
Land	$170	$170
Building and improvements	948	930
Machinery and equipment	35,738	32,476
Furniture and fixtures	2,803	2,903
Leasehold improvements	5,230	5,408
Capital leases	1,252	1,394

	46,141	43,281
Less: accumulated depreciation and amortization	(30,392)	(24,957)

Property and equipment, net	$15,749	$18,324

Depreciation and amortization expense related to property and equipment was $6.3 million, $5.9 million, and $4.9 million in fiscal years 2003, 2002 and 2001, respectively.

(8) Other Balance Sheet Accounts

Other current assets consists of the following (in thousands):

	Year Ended
	June 28, 2003	June 29, 2002
MNC purchase price deposit	$—	$7,437
Due from employee stock option exercise	4,201	346
Other	2,108	1,141

	$6,309	$8,924

Accrued expenses and other current liabilities consists of the following (in thousands):

	Year Ended
	June 28, 2003	June 29, 2002
Purchase price payable to the MNC shareholders	$—	$9,437
Legal accruals	1,823	3,513
Accrued restructuring expense	1,144	5,186
Other	5,586	4,868

	$8,553	$23,004

On January 4, 2002, we wired funds to an escrow account to cover the original purchase price of the MNC acquisition. All but two equity holders accepted the terms of the acquisition and received these funds. On or about July 8, 2002 we reached settlement with those two equity holders.

(9) Debt

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

In connection with the acquisition of Micro Networks, we entered into a new revolving credit and term loan facility dated December 31, 2001, which will expire December 31, 2004. The new facility enables us to draw down $45.0 million under the term loan and $10.0 million under the revolving credit facility. At our option, the interest rates under the term loan will be either (1) a base rate, which is the higher of (i) a rate of interest announced from time to time by the lenders’ administrative agent as the base rate (“Base Rate”) or (ii) the sum of 0.5% per annum plus the federal funds rate or (2) London Interbank Offer Rate (“LIBOR”) plus 1.75%. At our option, the interest rates under the Revolving Credit Loan, will be either (1) the Base Rate or (2) the LIBOR Rate plus a pre-formulated margin. During the fiscal year 2003, we paid down $32.0 million of the term loan. As of June 28, 2003, $10.0 million was outstanding on our term loan; all of which is classified current. There were no amounts outstanding on the revolving credit facility as of June 28, 2003.

In connection with our bank agreement, we entered into an 18-month interest rate swap agreement with the same financial institution. The interest rate swap agreement essentially enables us to manage the exposure to fluctuations in interest rates on a portion of our term loan.

Our term loan requires us to pay interest based on a variable rate. Under the interest rate swap agreement; we are exchanging the variable rate interest on a portion of our term loan, equal to 50% of the outstanding loan amount, with a fixed rate of 5.00%. The interest rate swap agreement was in effect until June 2003, with the notional amount decreasing to $14.8 million over the effective period. As a result of early debt payoff the swap agreement was terminated in January 2003 with a payment of $170,000. The $170,000 is included in interest expense.

Senior debt consisted of the following (in thousands):

	June 28, 2003	June 29, 2002
Revolving credit facility at LIBOR plus 1.75 (LIBOR was 2.875% at June 28, 2003)	$10,000	$42,000
Capital lease obligations and other	59	258

	$10,059	$42,258
Less current portion	10,059	13,744

Long-term debt, less current portion	$—	$28,514

Aggregate annual maturities of long-term debt as of June 28, 2003 (in thousands):

2004	$10,000
2005	—
2006	—
2007	—
2008 and beyond	—

$10,000

Certain of our loan agreements require the maintenance of specified financial ratios and impose financial limitations as well as a restriction on paying dividends. At June 28, 2003, we were in compliance with the covenants.

(10) Lease Obligations

We lease certain of our facilities under operating lease agreements, some of which have renewal options.

Rental expense under operating lease agreements was $3.5 million, $3.4 million and $2.6 million in 2003, 2002 and 2001, respectively.

Future minimum lease commitments under our operating leases are as follows as of June 28, 2003 (in thousands):

2004	$2,843
2005	2,728
2006	2,735
2007	2,599
2008 and after	4,237

$15,142

Sublease income under all operating lease agreements was $0.9 million in fiscal year 2003 and $1.1 million in fiscal years 2002 and 2001. Future amounts due under the subleases are as follows as of June 28, 2003 (in thousands):

2004	$951
2005	793
2006	650
2007	233
2008 and after	—

$2,627

(11) Fair Value of Financial Instruments

We have estimated the fair value of our financial instruments using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, accounts receivable and accounts payable – The carrying amounts of these items approximate their fair values at June 28, 2003 due to the short-term maturities of these instruments.

Long-term debt – Interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which quoted market prices are not available. The carrying value of this item is not materially different from its fair value on June 28, 2003 due to the variable interest rate of this debt.

Interest rate swap agreement– In connection with our bank agreement, on December 31, 2001 we entered into an 18-month interest rate swap agreement with one of the same financial institutions. The interest rate swap agreement essentially enables us to manage the exposure to fluctuations in interest rates on a portion of our term loan. This agreement was paid off January 2003.

(12) Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended
	June 28, 2003	June 29, 2002	June 30, 2001
Current tax expense:
Federal	$10,086	$6,984	$12,384
State	979	1,089	1,017
Foreign	(38)	500	656

Total current	$11,027	$8,573	$14,057

Deferred tax expense (benefit):
Federal	$(926)	$(2,658)	$(909)
State	77	(543)	(20)
Foreign	287	—	—

Total deferred	(562)	(3,201)	(929)

Total income tax expense	$10,465	$5,372	$13,128

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	Year Ended
	June 28, 2003	June 29, 2002	June 30, 2001
Deferred tax assets:
Accounts receivable allowances	$776	$284	$433
Inventory valuation	2,686	649	817
Disqualified disposition exercises of options	—	502	1,010
Other compensation charges	340	287	117
Net state operating loss carry forward	3,742	3,582	3,061
Capital loss carry forward	3,360	3,360	3,361
Depreciation	918	1,655	149
Accrued expenses and other	1,993	5,284	2,181

Gross deferred tax assets	13,815	15,603	11,129
Less: valuation allowance	7,102	6,942	6,422

Deferred tax asset	6,713	8,661	4,707

Deferred tax liabilities:
Intangibles	11,085	14,746	—
Other	995	—	854

Deferred tax liabilities	12,080	14,746	854

Net deferred tax asset (liability)	$(5,367)	$(6,085)	$3,853

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

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, potential limitations with respect to the utilization of loss carry forwards and tax planning strategies in making this assessment. Based upon the projections for future taxable income over the periods which deferred tax assets are deductible and the potential limitations of loss and credit carry forwards, management believes it is more likely than not that we will realize these deductible differences, net of existing valuation allowances (both federal and state) at June 28, 2003. We periodically reassess and re-evaluate the status of our recorded deferred tax assets. We currently provide income taxes on the earnings of foreign subsidiaries to the extent those earnings are taxable in the local jurisdictions. The effective tax rate for fiscal years 2003 and 2002 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income for five years as stated in our agreement with the Economic Development Board of Singapore. The five-year period ends December 31, 2007. We do not currently calculate deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be a $51.0 million liability as of June 28, 2003.

The actual tax expense differs from the “expected” tax expense computed by applying the statutory Federal corporate income tax rate of 35% in all fiscal years to income before income taxes as follows (in thousands):

	Year Ended
	June 28, 2003	June 29, 2002	June 30, 2001
Earnings before income taxes	$71,541	$43,150	$69,586

Computed expected tax expense	25,039	15,103	24,355
State taxes (net of federal income tax benefit)	666	353	662
Effect of lower foreign tax rates	(13,792)	(10,588)	(11,866)
Increase in the valuation allowance	160	520	1,351
Other	(1,608)	(16)	(1,374)

	$10,465	$5,372	$13,128

The effect of lower foreign tax rates is due to our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income for five years.

As of June 28, 2003, we have state operating loss carry forwards of approximately $44.4 million, which begin expiring in 2004. We have provided a full valuation allowance against a portion of the state operating loss carry forwards where it is more likely than not that those carry forwards will not be utilized. We currently provide income taxes on the earnings of foreign subsidiaries to the extent those earnings are taxable or are expected to be remitted in the local jurisdictions.

(13) Employee Benefit Plans

We have a bonus plan, which covers permanent full-time exempt employees with at least six months of service. Bonuses under this plan are based on achieving specified revenue, operating and profit objectives. Amounts charged to operating expense for the plan were $4.8 million, $2.9 million and $3.8 million in fiscal years 2003, 2002 and 2001, respectively.

We have a 401(k) employee savings plan, which provides for contributions to be held in trust by corporate fiduciaries. Beginning in fiscal year 2000, employees were permitted to contribute up to 18% of their annual compensation. Under the plan, we make matching contributions equal to 150% of the first 1% contributed, 125% of the second 1% contributed, 100% of the third 1% contributed, 75% of the fourth 1% contributed and 50% of the next 2% up to a maximum of 6% of annual compensation, subject to IRS limits. The matching amounts contributed and charged to expense were $1.3 million in fiscal year 2003, $0.9 million in fiscal year 2002, and $0.8 million in fiscal year 2001.

(14) Shareholders’ Equity

Treasury Stock

In September 2001, we announced a stock repurchase program, which authorized the purchase, from time to time, of 2.0 million shares of our common stock on the market. In October 2002, we announced that our board of directors approved to increase the number of shares to be repurchased under this repurchase program to 3.0 million. As of June 28, 2003, we had purchased 1.1 million shares for $16.2 million.

Employee Stock Purchase Plan

We authorized 500,000 shares of common stock under our employee stock purchase plan (“ESPP”). The ESPP permits employees to purchase common stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the common stock at the beginning or end of each three-month offering period. Shares purchased by and distributed to participating employees were 53,884 in fiscal 2003, 53,668 in fiscal 2002 and 50,850 in fiscal 2001 at weighted average prices of $15.15, $12.78 and $13.36, respectively.

2002 Equity Incentive Plan

In October 2002, our board of directors approved the 2002 Employees’ Equity Incentive Plan (“2002 Plan”). The 2002 Plan provides for grants of non-qualified stock options, stock appreciation rights, restricted stock and performance awards to employees of the Company and its subsidiaries, persons to whom an offer of employment has been extended and others performing services for the Company or a subsidiary, but does not permit any grants to our officers and directors. The compensation committee of our board of directors will administer the 2002 Plan, including determining the exercise price and other terms and conditions of options granted under the 2002 Plan. The maximum term for exercise of options granted under the 2002 Plan is ten years from the date of grant. Three million shares of our common stock are available for issuance under the 2002 Plan, subject to adjustment in the event of a reorganization, merger or similar change in our corporate structure or change in the shares of common stock. As of June 28, 2003 there were 1.5 million options issued and outstanding under the 2002 Plan.

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

2000 Long-Term Equity Incentive Plan

In May 2000, the 2000 Long-Term Equity Incentive Plan was approved, ratified and adopted (the “2000 Plan”). The equity incentive plan provides for grants of stock options, stock appreciation rights, restricted stock and performance awards. Directors, officers and other employees of our Company and its subsidiaries and persons who engage in services for us are eligible for grants under the plan. The purpose of the equity incentive plan is to provide these individuals with incentives to maximize shareholder value and otherwise contribute to our success and to enable us to attract, retain and reward the best available persons for positions of responsibility. The Compensation Committee has discretion to set the terms of awards granted under the 2000 Plan, including vesting terms. Typically, options which have been granted under the 2000 Plan vest over 4 years. Under the 2000 Plan 8.4 million shares of our common stock available for issuance, subject to adjustment in the event of a reorganization, merger or similar change in our corporate structure or change in the outstanding shares of common stock. As of June 28, 2003 there were 4.7 million options issued and outstanding under the 2000 Plan.

1999 Plan

In May 1999, the 1999 Stock Option Plan was adopted (the “1999 Plan”). The equity plan provided for periodic grants of options to purchase our common stock. These options will vest upon the fulfillment of certain conditions, the passage of a specified period of time and our achievement of certain performance goals, as determined by our board of directors. All of the unvested options of any terminated employee will expire upon termination, and the exercise period of all vested options will be reduced to sixty days following the date of termination. We and certain investors have the right to repurchase shares of our common stock issued upon the exercise of options granted under the 1999 Plan if any employee ceases to be employed by us. No future grants will be made under the 1999 Plan. As of June 28, 2003 there were 1.7 million options issued and outstanding under the 1999 Plan.

Stock option transactions during fiscal years 2001, 2002 and 2003 are summarized as follows (in thousands, except price per share):

1999, 2000 and 2002 Plans	Options Available For Grant Under The Plans	Options Outstanding	Weighted Average Exercise Price
Common Share:
Balance July 1, 2000	6,943	8,819	$0.74
Shares reserved	646	—	—
Granted	(1,036)	1,036	15.05
Exercised	—	(1,808)	0.69
Terminated	727	(727)	1.53
Cancelled shares	(1,228)	—	—

Balance June 30, 2001	6,052	7,320	$2.70
Shares reserved	661	—	—
Granted	(4,239)	4,239	18.71
Exercised	—	(1,659)	1.17
Terminated	292	(292)	3.59
Cancelled shares	(153)	—	—

Balance June 29, 2002	2,613	9,608	$9.85
Shares reserved	3,673	—	—
Granted	(2,490)	2,490	21.62
Exercised	—	(3,390)	3.94
Terminated	667	(667)	16.08
Cancelled shares	(31)	—	—

Balance June 28, 2003	4,432	8,041	$15.47

As of June 28, 2003, options for 2.3 million shares were exercisable at exercise prices ranging from $0.1299 to $24.50 at an aggregate exercise price of $14.2 million. Income tax benefits attributable to non-qualified stock options exercised and disqualifying dispositions of incentive stock options are credited to equity when such options are exercised.

Options Outstanding				Options Exercisable
Range of Exercise Price	Outstanding as of 6/28/2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of 6/28/2003	Weighted Average Exercise Price
$0.1299 -$3.205	1,802,420	6.1	$0.87	1,625,991	$0.85
$9.62 - $12.82	244,416	7.3	11.06	65,422	11.06
$12.82 - $16.03	78,750	8.5	15.25	7,500	15.00
$16.03 - $19.23	1,495,975	7.9	17.59	230,350	17.41
$19.23 - $22.44	4,273,367	9.0	20.75	401,692	19.63
$22.44 - $25.64	75,000	9.5	22.95	3,750	23.85
$25.64 - $28.85	36,250	9.9	28.18	—	—
$28.85- $32.05	35,000	10.0	28.97	—

	8,041,178	8.1	$15.47	2,334,705	$6.08

The per share weighed-average fair value of stock options issued is as follows:

	2003	2002	2001
Option Price = FMV	$15.09	$19.01	$11.83
Option Price > FMV	—	—	—
Option Price < FMV	—	$12.61	—

During fiscal year 2002, approximately 0.2 million shares were issued below fair market value. These shares were subsequently cancelled during fiscal year 2003. Prior to our Initial public offering (IPO), we issued options at what we believed was fair market value. As these options were granted within six months of our IPO, we recorded deferred compensation as the difference between the strike price and our IPO price. We are currently amortizing the deferred compensation charge over the four-year vesting period of these options. Amortization for fiscal year 2003 was $1.8 million, fiscal year 2002 was $1.4 million and fiscal year 2001 was $1.0 million.

(15) Earnings Per Share

The calculations of earnings per share (EPS) follow (in thousands except per share amounts):

	Fiscal Years Ended
	June 28, 2003	June 29, 2002	June 30, 2001
Numerator:
Net income	$61,076	$37,778	$56,458
Denominator:
Weighted average shares used for basic income per share	67,898	66,500	64,837
Common stock options	2,666	3,692	4,736

Weighted average shares outstanding used for diluted income per share	70,564	70,192	69,573

Options to purchase 2.4 million, 2.8 million and 0.1 million shares of common stock, with average exercise prices of $20.96, $19.35 and $17.94 were outstanding during fiscal years 2003, 2002 and 2001, respectively but were excluded from the diluted earnings per common share calculation because the options’ exercise prices were greater than the average market price of our common stock.

(16) Business Segment and Geographic Information

Factors used in determining the reportable business segments include the nature of operating activities, existence of separate senior management teams and the type of information presented to the Company’s chief operating decision maker to evaluate all results of operations.

We operate and track our results in one operating segment. We design, develop and market silicon timing devices. The nature of our products and production processes as well as distribution methods is consistent among all of our products.

Revenue and long-lived assets by our geographic locations are as follows:

	Revenue by Geographic Location
	2003	2002	2001
North America	$64,274	$41,406	$61,325
Asia-Pacific	92,803	68,022	68,618
Europe	17,670	25,541	8,481
Taiwan	67,015	47,685	49,874

	$241,762	$182,654	$188,298

	Long-Lived Assets
	2003	2002	2001
United States	$41,753	$48,414	$8,711
Singapore	4,959	3,075	3,313
Europe	7	8	2
Elimination of Intercompany	(725)	(773)	(811)

	$45,994	$50,724	$11,215

(17) Related Party Transactions

Michael A. Krupka and David Dominik, both of whom are directors of the Company, are members or general partners of certain investment funds associated with Bain Capital, LLC. Certain of these Bain Capital, LLC investment funds are also shareholders of ChipPAC, Inc., one of our production vendors. Our orders to ChipPAC totaled approximately $0.5 million for fiscal year 2003, $1.0 million for fiscal year 2002 and $6.0 million in fiscal year 2001 and were on market terms.

In fiscal year 2001, we entered into an Investment and Stock Trade Agreement (the “Agreement”) with Maxtek Technology Co. Ltd (“Maxtek”), an overseas distributor in Taiwan and China. We invested $4.0 million and owned approximately 10% of Maxtek. The Agreement states that if Maxtek fails to successfully complete a public offering by December 5, 2005, we, at our sole option, have the right to demand immediate repurchase of all 4.0 million shares, at the original purchase price plus accrued annual interest (commercial rate set by the Central Bank of China) during the said period. In fiscal 2003, we sold 50% of our investment in Maxtek resulting in a gain of $0.6 million. As of June 28, 2003, we owned 2.0 million shares, or approximately 5% of Maxtek. Subsequent to year end, we sold an additional 1.0 million shares at a gain of $0.3 million. Maxtek represented approximately 20% of our sales for fiscal year 2003, and 19% in the prior year period. Additionally, sales to Lacewood Corporation, formerly known as Maxtech Corporation Limited, an entity which is commonly controlled by the owners’ of Maxtek representing business into Hong Kong and China, were 21% of our sales in fiscal year 2003 and 18% in the prior year period. These international distributors sell to approximately 130 OEM end customers.

(18) Litigation

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

In addition to the foregoing, from time to time, various inquiries, potential claims and charges and litigation (collectively “claims”) are made, asserted or commenced by or against us, principally arising from or related to contractual relations and possible patent infringement. We believe that any such claims currently pending, individually and in the aggregate, have been adequately reserved and will not have any material adverse effect on our consolidated financial position or results of operations, although no assurance can be made in this regard.

(19) Quarterly Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended June 28, 2003 and June 29, 2002 (except for EPS):

	Quarter Ended
	September 28, 2002	December 28, 2002	March 29, 2003	June 28, 2003	September 29, 2001	December 29, 2001	March 30, 2002	June 29, 2002
Revenue	$57,789	$62,026	$60,853	$61,094	$35,707	$38,560	$53,262	$55,125
Cost of sales	23,321	25,701	24,709	23,934	15,146	16,014	23,200	21,944
Research and development	8,218	8,803	8,772	9,213	6,648	5,846	8,083	8,662
Operating income	15,999	18,231	17,875	17,948	9,465	11,174	7,965	12,454
Net income	13,713	15,925	15,277	16,161	8,865	10,134	7,047	11,732
Basic EPS	$0.20	$0.24	$0.22	$0.23	$0.13	$0.15	$0.11	$0.18
Diluted EPS	$0.20	$0.23	$0.22	$0.23	$0.13	$0.15	$0.10	$0.17

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and its Chief Financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in rules and forms of the Securities and Exchange Commission.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The Information required under this item is herby incorporated by reference from the Company’s Definitive Proxy Statement under the captions “Biographical Information: and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. EXECUTIVE COMPENSATION

The information required under this item is hereby incorporated by reference from the Company’s Definitive Proxy Statement under the caption “Compensation of Executive Officers.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except for the summary of the Company’s equity compensation plans below, the information required under this item is hereby incorporated by reference from the Company’s Definitive Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The following table sets forth information as of the end of the Company’s 2003 fiscal year with respect to compensation plans under which the Company is authorized to issue shares.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in 1st column)
Equity compensation plans approved by security holders (1)	6,525,678	$13.8635	2,947,440
Equity compensation plans not approved by security holders (2)	1,515,500	$22.3618	1,484,500
Total	8,041,178	15.4651	4,431,940

(1)	These plans consist of: 1999 Stock Option Plan, Executive Stock and Option Agreements, Executive Stock Purchase Agreement, 2000 Long-Term Equity Incentive Plan and 2000 Employee Stock Purchase Plan.
(2)	This consists of 2002 Employees’ Equity Incentive Plan.

Item 13. CERTAIN RELATIONSHIPS RELATED TRANSACTIONS

The information required under this item is hereby incorporated by reference from the Company’s Definitive Proxy Statement under the caption “Certain Relationships and Related Transactions.”

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is hereby incorporated by reference from the Company’s Definitive Proxy Statement under the caption “Fiscal Year 2003 Audit Fee Summary.”

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

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

A report on Form 8-K, dated April 24, 2003, was filed to report the announcement of our quarterly earnings for our third quarter fiscal 2003.

SCHEDULE II

INTEGRATED CIRCUIT SYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years ended June 28, 2003, June 29, 2002, and June 30, 2001

(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses*	Deductions**	Balance at End of Period
Year ended June 28, 2003:
Valuation reserves:
Doubtful accounts	$1,279	$93	$577	$795
Returns and allowances	748	471	—	1,219
Inventory reserve	8,084	891	485	8,490
Deferred tax valuation	6,942	160	—	7,102
Year ended June 29, 2002:
Valuation reserves:
Doubtful accounts	$1,784	$857	$1,362	$1,279
Returns and allowances	1,175	—	427	748
Inventory reserve	3,594	4,723	233	8,084
Deferred tax valuation	6,422	520	—	6,942
Year ended June 30, 2001:
Valuation reserves:
Doubtful accounts	$688	$1,238	$142	$1,784
Returns and allowances	1,004	171	—	1,175
Inventory reserve	3,522	72	—	3,594
Deferred tax valuation	5,071	1,351	—	6,422

*	Additions include the inclusion of Micro Networks Corporation reserves after the acquisition on January 4, 2002.
**	Deductions include adjustments to the reserves, as well as write-offs.

Index to Exhibits

The following exhibits are filed as part of, or incorporated by reference into this report.

*3.1	Amended and Restated Articles of Incorporation of the Company (Exhibit 3.1 to the Registrant’s Form S-1, registration number 333-33318 [the “2000 Form S-1”]).

*3.2	Amended and Restated By-laws of the Company (Exhibit 3.2 to the 2000 Form S-1).

*10.1	Integrated Circuit Systems, Inc. 1999 Stock Option Plan (Exhibit 10.4 to the Registrant’s Form S-4, registration number 333-88607 [the “1999 Form S-4”]).

*10.2	Lease, dated as of January 29, 1999 between BET Investments IV and the Company (Exhibit 10.6 to the 1999 Form S-4).

+*10.3	Executive Stock and Option Agreements, dated May 11, 1999, among the Company, Lewis C. Eggebrecht and Hock E. Tan (Exhibit 10.9 to the 1999 Form S-4).

+*10.4	Deferred Compensation Agreements, dated May 11, 1999, among the Company, Lewis C. Eggebrecht and Hock E. Tan (Exhibit 10.10 to the 1999 Form S-4).

+*10.5	Employment, Confidential Information and Invention Assignment Agreement between the Company and Hock E. Tan (Exhibit 10.12 to the 1999 Form S-4).

*10.7	Registration Agreement, dated as of May 11, 1999, among the Company, Bain Capital Fund VI, L.P., BCIP Trust Associates II, BCIP Trust Associates II-B, BCIP Associates II, BCIP Associates II-B, BCIP Associates II-C, PEP Investments PTY Ltd., Randolph Street Partners II, Randolph Street Partners 1998 DIF, L.L.C., ICST Acquisition Corp., Hock E. Tan, Lewis C. Eggebrecht and Integrated Circuit Systems Equity Investors, L.L.C (the “Registration Rights Agreement”) (Exhibit 10.14 to the 1999 Form S-4).

*10.8	Amendment No. 1 to the Registration Rights Agreement, dated December 29, 1999 (Exhibit 10.17 to the 2000 Form S-1).

+*10.9	Executive Stock Purchase Agreement, dated as of May 11, 1999, between the Company and Hock E. Tan (Exhibit 10.15 to the 1999 Form S-4).

+*10.12	Employment Agreement, dated as of May 11, 1999, between the Company and Hock E. Tan (Exhibit 10.19 to the 1999 Form S-4).

+*10.13	Non-Compete Agreement, dated as of May 11, 1999, between the Company and Hock E. Tan (Exhibit 10.20 to the 1999 Form S-4).

*10.14	Lease Agreement, dated June 13, 1988, between VLSI Design Associates and The Sobrato Group (Exhibit 10.27 to the Registrant’s registration statement, No. 33-54142, on S-4, filed November 3, 1992).

*10.15	Lease between Turtle Beach Systems, Inc. and Winship Land Associates III, dated May 28, 1993 (Exhibit 10.27 to the Registrant’s 1993 Annual Report on Form 10-K [the “1993 Form 10-K”]).

*10.16	First Amendment to lease, dated as of May 13, 1993, between the registrant and The Sobrato Group (Exhibit 10.28 to the 1993 Form 10-K).

*10.17	Wafer purchase contract, dated as of October 12, 1994, between the Company and American Microsystems, Inc. (Exhibit 10 to the Registrant’s Form 10-Q for the quarter ended September 30, 1994).

*10.18	Agreement, dated as of November 21, 1994, between the Company and Edward H. Arnold (Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended December 30, 1995).

*10.19	Wafer purchase contract, dated as of November 8, 1995, between the Company and Chartered Semiconductor Manufacturing PTE. Ltd. (Exhibits 10(a) and 10(b) to the Registrant’s Form 10-Q for the quarter ended December 30, 1995).

+*10.20	2000 Long Term Equity Incentive Plan (Exhibit 10.32 to the 2000 Form S-1).

*10.21	Series A Cumulative Convertible Preferred Stock Purchase Agreement by the Registrant and Intel Corporation, dated December 23, 1999 (Exhibit 10.33 to 2000 Form S-1).

*10.22	Employee Stock Purchase Plan (Exhibit 10.34 to the 2000 Form S-1).

*10.23	Revolving Credit Loan Agreement, dated as of June 23, 2000, among the Company, ICST, Inc., ICS Technologies, Inc., Integrated Circuit Systems PTE, Ltd. and First Union National Bank (Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended December 30, 2000).

*10.24	Indemnification Agreement dated May 22, 2000 between Integrated Circuit Systems, Inc. and Justine F. Lien (pursuant to instruction 2 to Item 601 of Regulation S-K, the Indemnification Agreements, which are substantially identical in all material respects except as to the parties thereto, between the Company and the following individuals, are not being filed: Hock E. Tan, Lewis C. Eggebrecht, Henry I. Boreen, Michael A. Krupka, David Dominik, Prescott Ashe and John Howard) (Exhibit 10.31 to the Registrant’s Form 10-Q for the quarter ended December 30, 2000).

*10.25	2002 Employees’ Equity Incentive Plan (Exhibit 4.3 to the Registrant’s Form 8-K filed February 10, 2003).

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hock E. Tan.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Justine F. Lien.

*	Incorporated by reference
+	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(c) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED CIRCUIT SYSTEMS, INC.

Date: September 12, 2003	By:	/S/ HOCK E. TAN
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

INTEGRATED CIRCUIT SYSTEMS, INC.

Date: September 12, 2003	By:	/S/ HOCK E. TAN
Hock E. Tan, Chief Executive Officer, Director

Date: September 12, 2003	By:	/S/ JUSTINE F. LIEN
Justine F. Lien, Vice President, Chief Financial & Accounting Officer

Date: September 12, 2003	By:	/S/ HENRY I. BOREEN
Henry I. Boreen, Director

Date: September 12, 2003	By:	/S/ DAVID DOMINIK
David Dominik, Director

Date: September 12, 2003	By:	/S/ MICHAEL A. KRUPKA
Michael A. Krupka, Director

Date: September 12, 2003	By:	/S/ JOHN HOWARD
John Howard, Director

Date: September 12, 2003	By:	/S/ NAM P. SUH
Nam P. Suh, Director

Date: September 12, 2003	By:	/S/ LEWIS EGGEBRECHT
Lewis Eggebrecht, Director