Form 10-Q
period 2003-09-27
INTEGRATED CIRCUIT SYSTEMS INC
filed 2003-11-12
CIK 874689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 27, 2003

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

Yes    ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☒   No  ☐

As of November 7, 2003, there were 72,140,548 shares of Common Stock; $0.01 par value, outstanding.

INTEGRATED CIRCUIT SYSTEMS, INC.

IN DEX

		Page Number
PART I.	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets (Unaudited):
	September 27, 2003 and June 28, 2003	3

	Consolidated Statements of Operations (Unaudited):
	Three Months Ended September 27, 2003 and September 28, 2002	4

	Consolidated Statements of Cash Flows (Unaudited):
	Three Months Ended September 27, 2003 and September 28, 2002	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	16

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	Sept. 27, 2003	June 28, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$132,380	$118,038
Marketable securities	14,943	5,000
Accounts receivable, net	33,829	31,501
Inventory, net	16,439	15,822
Deferred income taxes	6,224	6,713
Prepaid income taxes	15,636	12,212
Prepaid assets	4,312	4,842
Other current assets	2,263	6,309

Total current assets	226,026	200,437

Property and equipment, net	16,405	15,749
Long term investments	31,073	32,000
Intangibles	29,639	30,245
Goodwill	36,573	36,573
Other assets	78	144

Total assets	$339,794	$315,148

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term obligations	$5,854	$10,059
Accounts payable	19,365	10,836
Accrued salaries and bonus	1,518	2,301
Accrued expenses and other current liabilities	7,535	8,554

Total current liabilities	34,272	31,750

Deferred tax and other liabilities	12,950	12,575

Total liabilities	47,222	44,325

Shareholders’ equity:
Preferred Stock, authorized 5,000; none issued	—	—
Common stock, $0.01 par, authorized 300,000; Issued and outstanding 71,905 and 71,284 shares as of September 27, 2003 and June 28, 2003, respectively	719	713
Additional paid in capital	268,837	258,422
Retained earnings	45,906	28,625
Deferred compensation	(487)	(731)
Other comprehensive income	6	6
Treasury stock, at cost, 1,320 and 1,120 shares as of September 27, 2003 and June 28, 2003, respectively	(22,409)	(16,212)
Total shareholders’ equity	292,572	270,823

Total liabilities and shareholders’ equity	$339,794	$315,148

See accompanying notes to consolidated financial statements.

INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Three Months Ended
	Sept. 27, 2003	Sept. 28, 2002
Revenue:	$65,285	$57,789
Cost and expenses:
Cost of sales	26,436	23,321
Research and development	9,308	8,218
Selling, general and administrative	9,790	10,251

Operating income	19,751	15,999

Interest and other income	881	592
Interest expense	(136)	(486)

Income before income taxes	20,496	16,105
Income taxes	3,215	2,392

Net income	$17,281	$13,713

Basic income per share:
Net income	$0.25	$0.20
Diluted income per share:
Net income	$0.24	$0.20
Weighted average shares outstanding – basic	70,453	67,336
Weighted average shares outstanding – diluted	73,279	70,076

See accompanying notes to consolidated financial statements.

INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	Sept. 27, 2003	Sept. 28, 2002
Cash flows from operating activities:
Net income	$17,281	$13,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,408	2,163
(Gain) loss on sale of assets	(504)	(191)
Tax benefit of stock options	5,250	2,177
Deferred income taxes	891	(836)
Changes in assets and liabilities:
Accounts receivable	(2,329)	(892)
Inventory	(617)	1,496
Other assets, net	375	(817)
Accounts payable, accrued expenses and other current liabilities	4,933	75
Restructuring costs	(509)	(450)
Accrued interest expense	(23)	391
Income taxes	(3,424)	1,951

Net cash provided by operating activities	23,732	18,780

Cash flows from investing activities:
Purchases of marketable securities	(14,936)	(5,000)
Sales/Maturities of marketable securities	6,374	22,156
Capital expenditures	(2,163)	(1,402)
Other	39	27

Net cash provided by (used in) investing activities	(10,686)	15,781

Cash flows from financing activities:
Exercise of stock options	9,173	294
Shares purchased through stock purchase plan	199	190
Purchase of treasury stock	(3,871)	—
Repayments of long-term debt	(4,205)	(2,118)

Net cash provided by (used in) financing activities	1,296	(1,634)

Net increase in cash and cash equivalents	14,342	32,927
Cash and cash equivalents:
Beginning of period	$118,038	$74,255

End of period	$132,380	$107,182

See accompanying notes to consolidated financial statements.

INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) INTERIM ACCOUNTING POLICY

The accompanying financial statements have not been audited. In the opinion of our management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly our financial position at September 27, 2003 and results of operations and cash flows for the interim periods presented. Certain items have been reclassified to conform to current period presentation.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended June 28, 2003. Results of operations for the three months ended September 27, 2003 are not necessarily indicative of results to be expected for the full year.

Per SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We state these accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the consolidated financial statements contained in our Annual Report on Form 10-K for our fiscal year ended June 28, 2003. There were no significant changes to our critical accounting polices during the first quarter of fiscal 2004.

Stock Options

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

We have determined pro forma net earnings and earnings per share information as if the fair value method described in SFAS No. 123, “Accounting for Stock Based Compensation,” had been applied to its employee stock-based compensation. The pro forma effect on net earnings and net earnings per share is as follows for the three-month periods ending September 27, 2003 and September 28, 2002 (in thousands, except net income per share):

	Three Months Ended
	Sept. 27, 2003	Sept. 28, 2002
Net income, as reported	$17,281	$13,713
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	244	1,050
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net	4,418	3,284

Net income, pro forma	$13,107	$11,479
Basic earnings per share:
As reported	$0.25	$0.20
Pro forma	$0.18	$0.16
Diluted earnings per share:
As reported	$0.24	$0.20
Pro forma	$0.18	$0.16

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

New Accounting Pronouncements

In February 2003, the Emerging Issues Task Force ratified Issue No. 00- 21, “Revenue Arrangements with Multiple Deliverables,” (“Issue 00-21”). Issue 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. Currently, we are evaluating the impact Issue 00-21 could have on our results of operations, financial position, liquidity and disclosure requirements. Issue 00-21 becomes effective for revenue arrangements entered into after June 30, 2003.

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

(2) INVENTORY

Inventory is valued at the lower of cost or market. Cost is determined by the first in, first out (FIFO) method. The components of inventories are as follows (in thousands):

	Sept. 27, 2003	June 28, 2003
Raw Materials	$6,596	$6,972
Work-in-process	9,556	8,761
Finished parts	8,618	8,579
Less: Obsolescence reserve	(8,331)	(8,490)

	$16,439	$15,822

(3) DEBT

In connection with the acquisition of MNC in Fiscal 2002, we entered into a revolving credit and term loan facility dated December 31, 2001, which will expire December 31, 2004. The facility enables us to draw down $45.0 million under the term loan and $10.0 million under the revolving credit facility. At our option, the interest rates under the term loan will be either (1) an annual base rate, which is the higher of (i) a rate of interest announced from time to time by the lenders’ administrative agent as the base rate (“Base Rate”) or (ii) the sum of the federal funds rate plus 0.5% per annum or (2) London Interbank Offer Rate (“LIBOR”) plus 1.75%. At our option, the interest rates under the Revolving Credit Loan, will be either (1) the Base Rate or (2) the LIBOR Rate plus a pre-formulated margin. Currently we have selected LIBOR plus 1.75%, which was 2.875% as of September 27, 2003, as the interest rate on our term loan. During the first three months of fiscal year 2004, we paid down $4.2 million of the term loan. As of September 27, 2003, $5.8 million was outstanding on our term loan all of which is classified current as it is our intention to pay the debt off early. There is no outstanding amount on the revolving credit as of September 27, 2003.

In connection with our bank agreement, we entered into an 18-month interest rate swap agreement with the same financial institution. The interest rate swap agreement essentially enables us to manage the exposure to fluctuations in interest rates on a portion of our term loan.

Certain of our loan agreements require the maintenance of specified financial ratios, including a fixed charge coverage ratio, a funded debt to EBITDA ratio and a minimum tangible net worth, and impose financial limitations. At September 27, 2003 we were in compliance with the covenants.

(4) RESTRUCTURING COST

On January 4, 2002, we acquired MNC, net of cash, for $74.9 million. We believe that by acquiring MNC we now have access to technology that will broaden our offering of silicon timing products to strengthen our position within strategic markets such as servers, storage systems and communications. The purchase price includes $5.6 million in purchase accounting liabilities. Of the total amount recorded, $1.2 million represents costs associated with closing or moving office and production activities and $2.0 million represents severance and other personnel costs. We expect to complete the restructuring by the end of calendar 2003. As of September 27, 2003, we have expended approximately $1.9 million and $0.7 million of this reserve relating to severance and facility closing costs, respectively. Approximately $0.1 million of the remaining amount relates to severance and other personnel costs, which will be paid in fiscal year 2003, $0.5 million relates to facility closing costs. During the first quarter of fiscal 2004 we utilized $0.3 million and $0.2 million of the reserve relating to severance and facility cost closings respectively. This reserve is included in “Accrued expense and other current liabilities” in the Balance Sheet. The results of MNC have been included in the consolidated financial statements since the acquisition date. The roll forward of the restructuring reserve is as follows (in thousands):

Balance at June 28, 2003	$1,144
Utilized:
Severance	(331)
Facility closing costs	(178)

Balance at September 27, 2003	$635

(5) CAPITAL STOCK

In September 2001, we announced a repurchase program, which authorized the purchase, from time to time, of 2.0 million shares of our common stock on the market. In October 2002, we announced that our board of directors approved an increase in the number of shares to be repurchased under this repurchase program to 3.0 million. As of September 27, 2003, we had repurchased 1.3 million shares for $22.4 million.

In the first quarter of fiscal 2004, additional paid in capital increased $10.4 million as the result of the exercise of stock options, the tax benefit relating to the exercises and the purchase of our stock by employees in our stock purchase plan.

(6) INDUSTRY AND SEGMENT INFORMATION

Factors used in determining the reportable business segments include the nature of operating activities, existence of separate senior management teams, and the type of information presented to the Company’s chief operating decision maker to evaluate all results of operations.

We operate and track our results in one reportable business segment. We design, develop, manufacture and market silicon timing devices. The nature of our products and production processes as well as distribution methods is consistent among all of our products.

(7) NET INCOME PER SHARE

Basic net income per share is based on the weighted-average number of common shares outstanding excluding contingently issuable or returnable shares that contingently convert into common stock upon certain events. Diluted net income per share is based on the weighted average number of common shares outstanding and diluted potential common shares outstanding.

The following table set forth the computation of net income (numerator) and shares (denominator) for earnings per share:

	Three Months Ended
	Sept. 27, 2003	Sept. 28, 2002
Numerator (in thousands):
Net income	$17,281	$13,713

Denominator (in thousands):
Weighted average shares outstanding used for basic income per share	70,453	67,336
Common stock equivalents	2,826	2,740

Weighted average shares outstanding used for diluted income per share	73,279	70,076

(8) COMPREHENSIVE INCOME

Total comprehensive income represents net income plus the results of certain equity changes not reflected in the condensed consolidated statements of operations. The components of accumulated other comprehensive income are shown below.

	Three Months Ended
	Sept. 27, 2003	Sept. 28, 2002
Net income	$17,281	$13,713

Other comprehensive income:
Foreign currency translation	—	1

Total comprehensive income	$17,281	$13,714

(9) INCOME TAX

Our effective income tax rate was 15.7% for the first three months of fiscal year 2004 as compared to 14.9% in the prior year period. The effective tax rate for fiscal years 2004 and 2003 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income, for five years as stated in our agreement with the Economic Development Board of Singapore. The five-year period ends December 31, 2007. We do not currently calculate deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be a $55.2 million liability as of September 27, 2003.

(10) LEGAL PROCEEDINGS

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

(11) CUSTOMERS

In fiscal year 2001, we entered into an Investment and Stock Trade Agreement (the “Agreement”) with Maxtek Technology Co. Ltd. (“Maxtek”), a distributor in Taiwan. We invested in approximately 10% of Maxtek, or 4.0 million shares, at $4.0 million. The Agreement states that if Maxtek fails to successfully complete a public offering by December 5, 2005, we, at our sole option, have the right to demand immediate repurchase of all 4.0 million shares, at the original purchase price plus accrued annual interest (commercial rate set by the Central Bank of China) during the said period.

From December 2002 through August 2003 we sold 3.0 million shares or 75% of our ownership of Maxtek for a total gain of $0.9 million during this period. During the first quarter of fiscal 2004, Maxtek declared a stock dividend. As a result of this dividend, our ownership is 1.3 million shares or approximately 2.5% of Maxtek.

Maxtek, our distributor for our PC business in Taiwan, represented approximately 22% of our sales for the first three months of fiscal year 2004, and 21% in the prior year period. Additionally, sales to Lacewood International Corp, formerly known as Maxtech Corporation Limited, an entity that is commonly controlled by the owners’ of Maxtek representing business in Hong Kong and China, were approximately 19% of our sales for the first three months of fiscal year 2004, and 18% in the prior year period.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to revenue of certain cost, expense and income items. The table and the subsequent discussion should be read in conjunction with the financial statements and the notes thereto:

Three Months Ended	Sept. 27, 2003	Sept. 28, 2002
Revenues	100.0%	100.0%
Gross margin	59.5	59.6
Research and development	14.3	14.2
Selling, general and administrative	14.9	17.7

Operating income	30.3	27.7

Interest and other income	1.3	1.0
Interest expense	(0.2)	(0.8)

Income before income taxes	31.4	27.9
Income taxes	4.9	4.2

Net income	26.5%	23.7%

FIRST QUARTER FISCAL YEAR 2004 AS COMPARED TO FIRST QUARTER FISCAL YEAR 2003

Revenue. Revenue was $65.3 million for the first quarter ended September 27, 2003, an increase of $7.5 million from the prior year quarter. The increase is attributable to the ramp up for Double Data Rate (“DDR”) registered memory modules and increased demand in notebooks and communications products. Our average selling price for our products declined 15.3%, while the volume increased 33.4%.

Foreign revenue, which includes shipments of products to foreign companies as well as offshore subsidiaries of US multinational companies, was 74.7% of total revenue for the first quarter of fiscal year 2004 as compared to 76.7% of total revenue in the prior year quarter. Our sales are denominated in U.S. dollars, which minimizes foreign currency risk.

Gross Margin. Gross margin represents net revenue less cost of sales. Cost of sales was $26.4 million for the quarter ended September 27, 2003, an increase of $3.1 million from the prior year quarter. Cost of sales as a percentage of total revenue was 40.5% for the first quarter of fiscal year 2004 as compared to 40.4% in the prior year quarter. Cost of sales includes: the cost of purchasing the finished silicon wafers manufactured by independent foundries, costs associated with assembly, packaging, testing, quality assurance, product yields and the cost of personnel and equipment associated with manufacturing support.

Research and Development Expense. Research and development (“R&D”) expense was $9.3 million for the first quarter of fiscal year 2004, an increase of $1.1 million from the prior year quarter. This increase is due to the continued investment in technical expertise in engineering. As a percentage of revenue, R&D increased to 14.3% in the first quarter of fiscal year 2004 as compared to 14.2% in the prior year period.

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

Selling, General, Administrative and Other. Selling, general, administrative and other expense (“SG&A”) was $9.8 million for the first quarter of fiscal year 2004, a decrease of $0.5 million from the prior year quarter. As a percentage of total revenue, SG&A expenses decreased to 14.9% in the first quarter of fiscal year 2004 as compared to 17.7% in the prior year quarter. The decrease is attributable to a decrease in legal expense from the prior year period. SG&A expenses consist mainly of salaries and related expenses, sales commissions, professional and legal fees, facilities expenses and amortization of intangibles.

Operating Income. In dollar terms, operating income was $19.8 million in the first quarter of fiscal year 2004 compared to $16.0 million in the first quarter of fiscal year 2003. Expressed as a percentage of revenue, operating income was 30.3% and 27.7% in the first quarter of fiscal year 2004 and the prior year quarter, respectively.

Interest Expense. Interest expense was $0.1 million in the first quarter of fiscal year 2004 and $0.5 million in the first quarter of fiscal year 2003. This decrease is due to lower debt balances.

Interest and Other Income. Interest and other income was $0.9 million for the quarter ended September 27, 2003 and $0.6 million in the prior year quarter. Included in other income is the gain of $0.3 million as a result of the sale of 25% of our investment in Maxtek Technology Co. Ltd.

Income Tax Expense. Our effective income tax rate was 15.7% for the first quarter of fiscal year 2004 as compared to 14.9% in the prior year period. The effective tax rate for fiscal years 2004 and 2003 reflects the tax-exempt status of our

Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income, for five years as stated in our agreement with the Economic Development Board of Singapore. The five-year period ends December 31, 2007. The increase in overall tax rate was directly attributable to increased income in our USA locations relative to our total operations. We do not currently calculate deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be a $55.2 million liability as of September 27, 2003.

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

At September 27, 2003, our principal sources of liquidity included cash and short-term investments of $147.3 million as compared to the June 28, 2003 balance of $123.0 million. Net cash provided by operating activities was $23.7 million in the first three months of fiscal year 2004, as compared to $18.8 million in the prior year period. This increase is primarily attributable to the increase in our profitability. Our days sales outstanding was consistent at 47 days, while our effort on improving our inventory controls and increased sales volume resulted in inventory turns increasing from 5.4 times in the fourth quarter of fiscal year 2003 to 6.6 times in the quarter ending September 27, 2003.

Purchases for property and equipment were $2.2 million in the first quarter of fiscal year 2004 and $1.4 million in the prior year period.

Purchases of marketable securities were $14.9 million compared to $5.0 million in the prior year period. We have invested more funds out in the three to six months range to earn higher yields on our investments.

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

From December 2002 through August 2003 we sold 3.0 million shares or 75% of our ownership of Maxtek for a total gain of $0.9 million during this period. During the first quarter of fiscal 2004, Maxtek declared a stock dividend. As a result of this dividend, our ownership is 1.3 million shares or approximately 2.5% of Maxtek.

Maxtek, our distributor for our PC business in Taiwan, represented approximately 22% of our sales for the first three months of fiscal year 2004, and 21% in the prior year period. Additionally, sales to Lacewood International Corp, formerly known as Maxtech Corporation Limited, an entity that is commonly controlled by the owners’ of Maxtek representing business in Hong Kong and China, were approximately 19% of our sales for the first three months of fiscal year 2004, and 18% in the prior year period.

During the first quarter of fiscal 2004, we received $9.2 million from the exercise of stock options.

In September 2001, we announced a stock repurchase program, which authorized the purchase, from time to time, of 2.0 million shares of our common stock on the market. In October 2002, we announced that our board of directors approved an increase in the number of shares to be repurchased under this repurchase program to 3.0 million. As of September 27, 2003, we had repurchased 1.3 million shares for $22.4 million.

On January 4, 2002, we acquired MNC, net of cash, for $74.9 million. We believe that by acquiring MNC we now have access to technology that will broaden our offering of silicon timing products to strengthen our position within strategic markets such as servers, storage systems and communications. The purchase price includes $5.6 million in purchase accounting liabilities. Of the total amount recorded, $1.2 million represents costs associated with closing or moving office and production activities and $2.0 million represents severance and other personnel costs. We expect to complete the restructuring by the end of calendar 2003. As of September 27, 2003, we have expended approximately $1.9 million and $0.7 million of this reserve relating to severance and facility closing costs, respectively. Approximately $0.1 million of the remaining amount relates to severance and other personnel costs, which will be paid in fiscal year 2003, $0.5 million relates to facility closing costs. During the first quarter of fiscal 2004 we utilized $0.3 million and $0.2 million of the reserve relating to severance and facility cost closings respectively. This reserve is included in “Accrued expense and other current liabilities” in the Balance Sheet. The results of MNC have been included in the consolidated financial statements since the acquisition date.

In connection with the acquisition of MNC, we entered into a revolving credit and term loan facility dated December 31, 2001, which will expire December 31, 2004. The new facility enables us to draw down $45.0 million under the term loan and $10.0 million under the revolving credit facility. At our option, the interest rates under the term loan will be either (1) an annual base rate, which is the higher of (i) a rate of interest announced from time to time by the lenders’ administrative agent as the base rate (“Base Rate”) or (ii) the sum of the federal funds rate plus 0.5% per annum or (2) London Interbank Offer Rate (“LIBOR”) plus 1.75%. At our option, the interest rates under the Revolving Credit Loan, will be either (1) the Base Rate or (2) the LIBOR Rate plus a pre-formulated margin. Currently we have selected LIBOR plus 1.75%, which was 2.875% as of September 27, 2003, as the interest rate on our term loan. As of September 27, 2003, $5.8 million was outstanding on our term loan all of which is classified current as it is our intention to pay the debt off early. There is no outstanding amount on the revolving credit as of September 27, 2003.

The following summarizes our significant contractual obligations and commitments as of September 27, 2003 (in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years

Long-Term Debt	$5,854	$5,854	$—	$—	$—
Operating Leases	14,413	2,114	8,062	3,427	810

Total	$20,267	$7,968	$8,062	$3,427	$810

Operating leases primarily consist of leased facilities that we utilize in various locations.

Certain of our loan agreements require the maintenance of specified financial ratios, including a fixed charge coverage ratio, a funded debt to EBITDA ratio and a minimum tangible net worth, and impose financial limitations. At September 27, 2003, we were in compliance with the covenants.

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

The company had interest expense of $0.1 million for the first three months of fiscal year 2004. The potential increase in interest expense for the first three months of fiscal year 2004 from hypothetical 2% adverse change in variable interest rates would be less than $50,000.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) (the “Exchange Act”) as of September 27, 2003, the Company’s president, chief executive officer and chief financial officer (principal executive officer and principal financial officer) have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner.

Changes in internal controls. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 27, 2003 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K:

On July 30, 2003, the Company furnished, under Item 12, a Current Report on Form 8-K announcing financial results for the fiscal year end and fourth quarter ended June 28, 2003. This Current Report is not deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section.

(b) The following is a list of exhibits filed as part of the Form 10-Q:

10.1	Revolving Credit and Term Loan Agreement dated December 31, 2001

10.2	Modification to Revolving Credit and Term Loan Agreement dated January 9, 2002

10.3	Second Modification to Revolving Credit and Term Loan Agreement dated February 28, 2002

10.4	Third Modification to Revolving Credit and Term Loan Agreement dated June 14, 2002.

10.5	Fourth Modification to Revolving Credit and Term Loan Agreement dated September 25, 2002

10.6	Fifth Modification to Revolving Credit and Term Loan Agreement dated October 22, 2002

10.7	Sixth Modification to Revolving Credit and Term Loan Agreement dated January 8, 2003

10.8	Term Note with First Union National Bank dated January 9, 2002

10.9	Term Note with Fleet National Bank dated January 9, 2002

10.10	Revolving Credit Note with First Union National Bank dated January 9, 2002

10.11	Revolving Credit Note with Fleet National Bank dated January 9, 2002

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hock E. Tan

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Justine F. Lien

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED CIRCUIT SYSTEMS, INC.

Date:	November 11, 2003	By:	/s/ HOCK E. TAN

Hock E. Tan President and Chief Executive Officer

Date:	November 11, 2003	By:	/s/ JUSTINE F. LIEN

Justine F. Lien Vice President, Finance and Chief Financial Officer (Principal financial & accounting officer)

EXHIBIT INDEX

Number	Description
10.1	Revolving Credit and Term Loan Agreement dated December 31, 2001
10.2	Modification to Revolving Credit and Term Loan Agreement dated January 9, 2002
10.3	Second Modification to Revolving Credit and Term Loan Agreement dated February 28, 2002
10.4	Third Modification to Revolving Credit and Term Loan Agreement dated June 14, 2002.
10.5	Fourth Modification to Revolving Credit and Term Loan Agreement dated September 25, 2002
10.6	Fifth Modification to Revolving Credit and Term Loan Agreement dated October 22, 2002
10.7	Sixth Modification to Revolving Credit and Term Loan Agreement dated January 8, 2003
10.8	Term Note with First Union National Bank dated January 9, 2002
10.9	Term Note with Fleet National Bank dated January 9, 2002
10.10	Revolving Credit Note with First Union National Bank dated January 9, 2002
10.11	Revolving Credit Note with Fleet National Bank dated January 9, 2002
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hock E. Tan
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Justine F. Lien