Form 10-Q
period 2003-12-27
INTEGRATED CIRCUIT SYSTEMS INC
filed 2004-02-10
CIK 874689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended December 27, 2003

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

Yes ☒ No ☐

As of February 6, 2004, there were 72,292,819 shares of Common Stock; $0.01 par value, outstanding.

INTEGRATED CIRCUIT SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	Dec. 27, 2003	June 28, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$43,981	$118,038
Marketable securities	93,735	5,000
Accounts receivable, net	38,480	31,501
Inventory, net	16,277	15,822
Deferred income taxes	6,406	6,713
Prepaid income taxes	14,962	12,212
Prepaid assets	3,565	4,842
Other current assets	2,617	6,309

Total current assets	220,023	200,437

Property and equipment, net	17,112	15,749
Long term investments	36,000	32,000
Intangibles	29,033	30,245
Goodwill	36,573	36,573
Other assets	12	144

Total assets	$338,753	$315,148

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term obligation	$90	$10,059
Accounts payable	19,706	10,836
Accrued salaries and bonus	2,457	2,302
Accrued expenses and other current liabilities	5,423	8,553

Total current liabilities	27,676	31,750

Deferred tax and other liabilities	12,810	12,575

Total liabilities	40,486	44,325

Commitments and contingencies Shareholders’ equity:
Preferred Stock, authorized 5,000; none issued	—	—
Common stock, $0.01 par, authorized 300,000; Issued and outstanding 72,223 and 71,284 shares, as of December 27, 2003 and June 28, 2003, respectively	722	713
Additional paid in capital	273,755	258,422
Retained earnings	64,558	28,625
Deferred compensation	(243)	(731)
Other comprehensive income	10	6
Treasury stock, at cost, 1,925 and 1,120 shares, as of December 27, 2003 and June 28, 2003, respectively	(40,535)	(16,212)

Total shareholders’ equity	298,267	270,823

Total liabilities and shareholders’ equity	$338,753	$315,148

See accompanying notes to consolidated financial statements.

INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	Dec. 27, 2003	Dec. 28, 2002	Dec. 27, 2003	Dec. 28, 2002
Revenue:	$69,565	$62,026	$134,850	$119,815
Cost and expenses:
Cost of sales	28,107	25,701	54,543	49,022
Research and development	10,014	8,803	19,322	17,021
Selling, general and administrative	9,638	9,291	19,428	19,542

Operating income	21,806	18,231	41,557	34,230
Interest and other income	461	995	1,342	1,588
Interest expense	(82)	(430)	(218)	(917)

Income before income taxes	22,185	18,796	42,681	34,901
Income taxes	3,533	2,871	6,748	5,263

Net income	$18,652	$15,925	$35,933	$29,638

Basic income per share:
Net income	$0.26	$0.24	$0.51	$0.44
Diluted income per share:
Net income	$0.26	$0.23	$0.49	$0.42
Weighted average shares outstanding – basic	70,422	67,711	70,437	67,186
Weighted average shares outstanding – diluted	72,882	70,313	73,087	69,859

See accompanying notes to consolidated financial statements.

INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	Dec. 27, 2003	Dec. 28, 2002
Cash flows from operating activities:
Net income	$35,933	$29,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,833	4,570
(Gain) loss on sale of assets	(558)	(494)
Tax benefit of stock options	8,258	6,464
Deferred income taxes	596	(2,535)
Changes in assets and liabilities:
Accounts receivable	(6,979)	(109)
Inventory	(454)	3,072
Other assets, net	772	(297)
Accounts payable, accrued expenses and other current liabilities	6,602	(2,532)
Restructuring costs	(657)	(915)
Accrued interest expense	(51)	328
Income taxes	(2,750)	686

Net cash provided by operating activities	45,545	37,876

Cash flows from investing activities:
Purchases of marketable securities	(124,550)	(26,000)
Sales/Maturities of marketable securities	32,374	25,609
Capital expenditures	(4,458)	(1,928)
Other	39	2,373

Net cash provided by (used in) investing activities	(96,595)	54

Cash flows from financing activities:
Exercise of stock options	10,847	2,662
Shares purchased through stock purchase plan	438	399
Purchase of treasury stock	(24,323)	(2,529)
Repayments of long-term debt	(9,969)	(15,229)

Net cash used in financing activities	(23,007)	(14,697)

Net (decrease) increase in cash and cash equivalents	(74,057)	23,233
Cash and cash equivalents:
Beginning of period	$118,038	$74,255

End of period	$43,981	$97,488

See accompanying notes to consolidated financial statements.

INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

(1) INTERIM ACCOUNTING POLICY

The accompanying financial statements have not been audited. In the opinion of our management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly our financial position at December 27, 2003 and results of operations and cash flows for the interim periods presented. Certain items have been reclassified to conform to current period presentation.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended June 28, 2003. Results of operations for the six months ended December 27, 2003 are not necessarily indicative of results to be expected for the full year.

Per SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We state these accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the consolidated financial statements contained in our Annual Report on Form 10-K for our fiscal year ended June 28, 2003. There were no significant changes to our critical accounting polices during the six months ended December 27, 2003.

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

We have determined pro forma net earnings and earnings per share information as if the fair value method described in SFAS No. 123, “Accounting for Stock Based Compensation,” had been applied to employee stock-based compensation. The pro forma effect on net earnings and net earnings per share is as follows for the three-month and six-month periods ending December 27, 2003 and December 28, 2002 (in thousands, except net income per share):

	Three Months Ended		Six-Months Ended
	Dec. 27, 2003	Dec. 28, 2002	Dec. 27, 2003	Dec. 28, 2002
Net income, as reported	$18,652	$15,925	$35,933	$29,638
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	244	244	488	1,294
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	4,415	3,284	8,830	6,568

Net income, pro forma	$14,481	$12,885	$27,591	$24,364
Basic earnings per share:
As reported	$0.26	$0.24	$0.51	$0.44
Pro forma	$0.21	$0.19	$0.39	$0.36
Diluted earnings per share:
As reported	$0.26	$0.23	$0.49	$0.42
Pro forma	$0.20	$0.18	$0.38	$0.35

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

New Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51.” FIN 46 addresses consolidation by business enterprises of variable interest entities. The FASB then issued FIN 46(R), “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51,” which replaced FIN 46. Application of FIN 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. As of December 27, 2003 we had no investments in variable interest entities.

(2) INVENTORY

Inventory is valued at the lower of cost or market. Cost is determined by the first in, first out (FIFO) method. The components of inventories are as follows (in thousands):

	Dec. 27, 2003	June 28, 2003
Raw Materials	$6,686	$6,972
Work-in-process	9,396	8,761
Finished parts	8,593	8,579
Less: Obsolescence reserve	(8,398)	(8,490)

	$16,277	$15,822

(3) DEBT

In connection with the acquisition of Micro Networks Corporation in Fiscal 2002, we entered into a revolving credit and term loan facility dated December 31, 2001, which will terminate December 31, 2004. The facility enables us to draw down $45.0 million under the term loan and $10.0 million under the revolving credit facility. At our option, the interest rates under the term loan will be either (1) an annual base rate, which is the higher of (i) a rate of interest announced from time to time by the lenders’ administrative agent as the base rate (“Base Rate”) or (ii) the sum of the federal funds rate plus 0.5% per annum or (2) London Interbank Offer Rate (“LIBOR”) plus 1.75%. At our option, the interest rates under the Revolving Credit Loan, will be either (1) the Base Rate or (2) the LIBOR Rate plus a pre-formulated margin. During the first three months of fiscal year 2004, we paid down $4.2 million of the term loan. During the second quarter of fiscal 2004, we made the final payment of $5.8 million on our term loan. There is no outstanding amount on the revolving credit as of December 27, 2003.

Certain of our loan agreements require the maintenance of specified financial ratios, including a fixed charge coverage ratio, a funded debt to EBITDA ratio and a minimum tangible net worth, and impose financial limitations. At December 27, 2003 we were in compliance with the covenants.

(4) RESTRUCTURING COST

On January 4, 2002, we acquired MNC, net of cash, for $74.9 million. We believe that by acquiring MNC we now have access to technology that will broaden our offering of silicon timing products to strengthen our position within strategic markets such as servers, storage systems and communications. The purchase price includes $5.6 million in purchase accounting liabilities. Of the total amount recorded, $1.2 million represents costs associated with closing office and production facilities and employee relocation costs, $2.0 million represents severance and other personnel costs, and $2.4 million represents the net book value of property and equipment identified for disposal, net of estimated sales proceeds. We expect to complete the restructuring by the end of fiscal year 2004. As of December 27, 2003, we have expended approximately $0.8 million and $2.0 million of this reserve relating to facility closing costs, severance and personnel costs, respectively. Approximately $29,000 of the remaining amount relates to severance and other personnel costs, which will be paid in fiscal year 2004, and the remaining relates to facility closing costs. During the second quarter of fiscal 2004 we utilized $0.1 million of the reserve for both severance and facility closing costs. This reserve is included in “Accrued expense and other current liabilities” in the Balance Sheet. The results of MNC have been included in the consolidated financial statements since the acquisition date. The roll forward of the restructuring reserve is as follows (in thousands):

Balance at June 28, 2003	$1,144
Utilized:
Severance	(400)
Facility closing costs	(257)

Balance at December 27, 2003	$487

(5) CAPITAL STOCK

In September 2001, we announced a repurchase program, which authorized the purchase, from time to time, of 2.0 million shares of our common stock on the market. In October 2002, we announced that our board of directors approved an increase in the number of shares to be repurchased under this repurchase program to 3.0 million. As of December 27, 2003, we had repurchased 1.9 million shares for $40.5 million.

As of December 27, 2003, additional paid in capital increased $15.3 million from the June 28, 2003 balance as the result of the exercise of stock options, the tax benefit relating to the exercises of non-qualified stock options and the purchase of our stock by employees in our stock purchase plan.

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

The following table set forth the computation of net income (numerator) and shares (denominator) for earnings per share:

	Three-Months Ended		Six-Months Ended
	Dec. 27, 2003	Dec. 28, 2002	Dec. 27, 2003	Dec. 28, 2002
Numerator (in thousands):
Net income	$18,652	$15,925	$35,933	$29,638

Denominator (in thousands):
Weighted average shares outstanding used for basic income per share	70,422	67,711	70,437	67,186
Common stock equivalents	2,460	2,602	2,650	2,673

Weighted average shares outstanding used for diluted income per share	72,882	70,313	73,087	69,859

(8) COMPREHENSIVE INCOME

Total comprehensive income represents net income plus the results of certain equity changes not reflected in the condensed consolidated statements of operations. The components of accumulated other comprehensive income are shown below.

	Three Months Ended		Six Months Ended
	Dec. 27, 2003	Dec. 28, 2002	Dec. 27, 2003	Dec. 28, 2002
Net income	$18,652	$15,925	$35,933	$29,638

Other comprehensive income:
Foreign currency translation	4	—	4	—

Total comprehensive income	$18,656	$15,925	$35,937	$29,638

(9) INCOME TAX

Our effective income tax rate was 15.8% for the first six months of fiscal year 2004 as compared to 15.1% in the prior year period. The effective tax rate for fiscal years 2004 and 2003 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income, for five years as stated in our agreement with the Economic Development Board of Singapore. The five-year period ends December 31, 2007. We do not currently calculate deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be a liability of approximately $59.3 million as of December 27, 2003.

(10) LEGAL PROCEEDINGS

From time to time, various inquiries, potential claims and charges and litigation are made, asserted or commenced by or against us, principally arising from or related to contractual relations and possible patent infringement. We believe that any of these claims currently pending, individually and in the aggregate, have been adequately reserved and will not have any material adverse effect on our consolidated financial position or results of operations.

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

Maxtek, our distributor for our PC business in Taiwan, represented approximately 22% of our sales for the first six months of fiscal year 2004, and 20% in the prior year period. Additionally, sales to Lacewood International Corp, formerly known as Maxtech Corporation Limited, an entity that is commonly controlled by the owners’ of Maxtek representing business in Hong Kong and China, were approximately 17% of our sales for the first six months of fiscal year 2004, and 20% in the prior year period.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to revenue of certain cost, expense and income items. The table and the subsequent discussion should be read in conjunction with the financial statements and the notes thereto:

	Three-Months Ended		Six-Months Ended
	Dec. 27, 2003	Dec. 28, 2002	Dec. 27, 2003	Dec. 28, 2002
Revenues	100.0%	100.0%	100.0%	100.0%
Gross margin	59.6	58.6	59.6	59.1
Research and development	14.4	14.2	14.4	14.2
Selling, general and administrative	13.9	15.0	14.4	16.3

Operating income	31.3	29.4	30.8	28.6

Interest and other income	0.7	1.6	1.0	1.3
Interest expense	(0.1)	(0.7)	(0.2)	(0.8)

Income before income taxes	31.9	30.3	31.6	29.1
Income taxes	5.1	4.6	5.0	4.4

Net income	26.8%	25.7%	26.6%	24.7%

SECOND QUARTER FISCAL YEAR 2004 AS COMPARED TO SECOND QUARTER FISCAL YEAR 2003

Revenue. Revenue was $69.6 million for the second quarter ended December 27, 2003, an increase of $7.5 million from the prior year quarter. The increase is attributable to the ramp up for Double Data Rate (“DDR”) registered memory modules and increased demand in notebooks and communications products. Our average selling price for our products declined 10.1%, while the volume increased 24.8%.

Foreign revenue, which includes shipments of products to foreign companies as well as offshore subsidiaries of US multinational companies, was 78.0% of total revenue for the second quarter of fiscal year 2004 as compared to 74.5% of total revenue in the prior year quarter. Our sales are denominated in U.S. dollars, which minimizes foreign currency risk.

Gross Margin. Gross margin represents net revenue less cost of sales. Cost of sales was $28.1 million for the quarter ended December 27, 2003, an increase of $2.4 million from the prior year quarter because of higher revenues and favorable product mix. Cost of sales as a percentage of total revenue was 40.4% for the second quarter of fiscal year 2004 as compared to 41.4% in the prior year quarter. Cost of sales includes: the cost of purchasing the finished silicon wafers manufactured by independent foundries, costs associated with assembly, packaging, testing, quality assurance, product yields and the cost of personnel and equipment associated with manufacturing support.

Research and Development Expense. Research and development (“R&D”) expense was $10.0 million for the second quarter of fiscal year 2004, an increase of $1.2 million from the prior year quarter. This increase is due to the continued investment in technical expertise in engineering. As a percentage of revenue, R&D increased to 14.4% in the second quarter of fiscal year 2004 as compared to 14.2% in the prior year period.

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

Selling, General, Administrative and Other. Selling, general, administrative and other expense (“SG&A”) was $9.6 million for the second quarter of fiscal year 2004, an increase of $0.3 million from the prior year quarter. As a percentage of total revenue, SG&A expenses decreased to 13.9% in the second quarter of fiscal year 2004 as compared to 15.0% in the prior year quarter. The percentage decrease is attributable to the increase in revenue from the prior year period. SG&A expenses consist mainly of salaries and related expenses, sales commissions, professional and legal fees, facilities expenses, depreciation and amortization of intangibles.

Operating Income. In dollar terms, operating income was $21.8 million in the second quarter of fiscal year 2004 compared to $18.2 million in the second quarter of fiscal year 2003. Expressed as a percentage of revenue, operating income was 31.3% and 29.4% in the first quarter of fiscal year 2004 and the prior year quarter, respectively.

Interest Expense. Interest expense was $0.1 million in the second quarter of fiscal year 2004 and $0.4 million in the second quarter of fiscal year 2003. This decrease is due to lower debt balances.

Interest and Other Income. Interest and other income was $0.5 million for the quarter ended December 27, 2003 and $1.0 million in the prior year quarter as interest rates have declined over the past year.

Income Tax Expense. Our effective income tax rate was 15.9% for the second quarter of fiscal year 2004 as compared to 15.3% in the prior year period. The effective tax rate for fiscal years 2004 and 2003 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income, for five years as stated in our agreement with the Economic Development Board of Singapore. The five-year period ends December 31, 2007. The increase in overall tax rate was directly attributable to increased income in our USA locations relative to our total operations. We do not currently calculate deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be a $59.3 million liability as of December 27, 2003.

SIX MONTHS ENDED DECEMBER 27, 2003 AS COMPARED TO SIX MONTHS ENDED DECEMBER 28, 2002

Revenue. Revenue was $134.9 million for the first half of fiscal year 2004, an increase of $15.0 million from the corresponding prior year period. The increase is attributable to the ramp up for Double Data Rate (“DDR”) registered memory modules and increased demand in notebooks and communications products. Our average selling price for our products declined 12.5%, while the volume increased 28.7%.

Foreign revenue, which includes shipments of products to foreign companies as well as offshore subsidiaries of US multinational companies, was 76.4% of total revenue for the first six months of fiscal year 2004 as compared to 75.5% of total revenue in the prior year period. Our sales are denominated in U.S. dollars, which minimizes foreign currency risk.

Gross Margin. Gross margin represents net revenue less cost of sales. Cost of sales was $54.5 million for the first half of fiscal year 2004, an increase of $5.5 million from the prior year period because of higher revenues and favorable product mix. Cost of sales as a percentage of total revenue was 40.4% for the first half of fiscal year 2004 as compared to 40.9% in the prior year period. Cost of sales includes: the cost of purchasing the finished silicon wafers manufactured by independent foundries, costs associated with assembly, packaging, testing, quality assurance, product yields and the cost of personnel and equipment associated with manufacturing support.

Research and Development Expense. Research and development (“R&D”) expense was $19.3 million for the first half of fiscal year 2004, an increase of $2.3 million from the prior year period. This increase is due to the continued investment in technical expertise in engineering. As a percentage of revenue, R&D increased to 14.4% in the first half of fiscal year 2004 as compared to 14.2% in the prior year period.

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

Selling, General, Administrative and Other. Selling, general, administrative and other expense (“SG&A”) was $19.4 million for the first half of fiscal year 2004, a decrease of $0.1 million from the prior year period. As a percentage of total revenue, SG&A expenses decreased to 14.4% in the first half of fiscal year 2004 as compared to 16.3% in the prior year period. The percentage decrease is attributable to the increase in revenue from the prior year period. SG&A expenses consist mainly of salaries and related expenses, sales commissions, professional and legal fees, facilities expenses and amortization of intangibles.

Operating Income. In dollar terms, operating income was $41.6 million in the first half of fiscal year 2004 compared to $34.2 million in the prior year period. Expressed as a percentage of revenue, operating income was 30.8% and 28.6% for the first six months of fiscal year 2004 and the prior year period, respectively.

Interest Expense. Interest expense was $0.2 million in the first half of fiscal year 2004 and $0.9 million in the prior year period. This decrease is due to lower debt balances.

Interest and Other Income. Interest and other income was $1.3 million for the first half of fiscal year 2004 and $1.6 million in the prior year period. Included in other income for the first six months of both fiscal 2004 and fiscal 2003 is a gain of $0.3 million as a result of the sale of 25% of our investment in Maxtek Technology Co. Ltd in each period.

Income Tax Expense. Our effective income tax rate was 15.8% for the first half of fiscal year 2004 as compared to 15.1% in the prior year period. The effective tax rate for fiscal years 2004 and 2003 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income, for five years as stated in our agreement with the Economic Development Board of Singapore. The five-year period ends December 31, 2007. The increase in overall tax rate was directly attributable to increased income in our USA locations relative to our total operations. We do not currently calculate deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be a $59.3 million liability as of December 27, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 27, 2003, our principal sources of liquidity included cash and marketable securities of $137.7 million as compared to the June 28, 2003 balance of $123.0 million. Net cash provided by operating activities was $45.5 million in the first six months of fiscal year 2004, as compared to $37.9 million in the prior year period. This increase is primarily attributable to the increase in our profitability. Our days sales outstanding increased from 47 days at June 28, 2003 to 50 days at December 27, 2003, while our effort on improving our inventory controls and increased sales volume resulted in inventory turns increasing from 5.4 times as of the quarter ended June 28, 2003 to 6.9 times in the quarter ending December 27, 2003. Accounts Payable increased from June 28, 2003 to December 27, 2003 as AP days increased.

Purchases for property and equipment were $4.5 million in the first six months of fiscal year 2004 as the company invested in production capacity versus $1.9 million in the prior year period.

Purchases of marketable securities were $124.6 million in the first six months of fiscal year 2004 compared to $26.0 million in the six months ended December 28, 2002. During this period, we invested more funds in the three to six month range to earn higher yields on our investments.

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

Maxtek, our distributor for our PC business in Taiwan, represented approximately 22% of our sales for the first six months of fiscal year 2004, and 20% in the prior year period. Additionally, sales to Lacewood International Corp, formerly known as Maxtech Corporation Limited, an entity that is commonly controlled by the owners’ of Maxtek representing business in Hong Kong and China, were approximately 17% of our sales for the first six months of fiscal year 2004, and 20% in the prior year period.

During the first six months of fiscal 2004, we received $10.8 million from the exercise of stock options.

In September 2001, we announced a stock repurchase program, which authorized the purchase, from time to time, of 2.0 million shares of our common stock on the market. In October 2002, we announced that our board of directors approved an increase in the number of shares to be repurchased under this repurchase program to 3.0 million. As of December 27, 2003, we had repurchased 1.9 million shares for $40.5 million.

On January 4, 2002, we acquired MNC, net of cash, for $74.9 million. We believe that by acquiring MNC we now have access to technology that will broaden our offering of silicon timing products to strengthen our position within strategic markets such as servers, storage systems and communications. The purchase price includes $5.6 million in purchase accounting liabilities. Of the total amount recorded, $1.2 million represents costs associated with closing office and production facilities and employee relocation costs, $2.0 million represents severance and other personnel costs, and $2.4 million represents the net book value of property and equipment identified for disposal, net of estimated sales proceeds. We expect to complete the restructuring by the end of fiscal year 2004. As of December 27, 2003, we have expended approximately $0.8 million and $2.0 million of this reserve relating to facility closing costs and severance, respectively. Approximately $29,000 of the remaining amount relates to severance and other personnel costs, which will be paid in fiscal year 2004, and the remaining relates to facility closing costs. During the second quarter of fiscal 2004 we utilized $0.1 million of the reserve for both severance and facility closing costs. This reserve is included in “Accrued expense and other current liabilities” in the Balance Sheet. The results of MNC have been included in the consolidated financial statements since the acquisition date.

In connection with the acquisition of Micro Networks Corporation in fiscal 2002, we entered into a revolving credit and term loan facility dated December 31, 2001, which will terminate December 31, 2004. The facility enables us to draw down $45.0 million under the term loan and $10.0 million under the revolving credit facility. At our option, the interest rates under the term loan will be either (1) an annual base rate, which is the higher of (i) a rate of interest announced from time to time by the lenders’ administrative agent as the base rate (“Base Rate”) or (ii) the sum of the federal funds rate plus 0.5% per annum or (2) London Interbank Offer Rate (“LIBOR”) plus 1.75%. At our option, the interest rates under the Revolving Credit Loan, will be either (1) the Base Rate or (2) the LIBOR Rate plus a pre-formulated margin. During the first three months of fiscal year 2004, we paid down $4.2 million of the term loan. During the second quarter of fiscal 2004, we made the final payment of $5.8 million on our term loan. There is no outstanding amount on the revolving credit as of December 27, 2003.

The following summarizes our significant contractual obligations and commitments as of December 27, 2003 (in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-Term Debt	$90	$90	$—	$—	$—
Operating Leases	13,717	1,418	8,062	3,427	810

Total	$13,807	$1,508	$8,062	$3,427	$810

Operating leases primarily consist of leased facilities that we utilize in various locations.

Certain of our loan agreements require the maintenance of specified financial ratios, including a fixed charge coverage ratio, a funded debt to EBITDA ratio and a minimum tangible net worth, and impose financial limitations. At December 27, 2003, we were in compliance with the covenants.

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

The company had interest expense of $0.2 million for the first six months of fiscal year 2004. The potential increase in interest expense for the first six months of fiscal year 2004 from hypothetical 2% adverse change in variable interest rates would be less than $50,000.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 27, 2003, the Company’s president, chief executive officer and chief financial officer (principal executive officer and principal financial officer) have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner.

Changes in internal controls. There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended December 27, 2003 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of stockholders held October 29, 2003, the stockholders of the Company elected two directors of the Company.

Mr. Hock E. Tan and Mr. Nam P. Suh were elected to serve as directors at the meeting. The voting results were 39,213,286 shares in favor and 23,692,380 shares abstained for Mr. Tan and 59,119,322 shares in favor and 3,786,344 shares abstained for Mr. Suh.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Reports on Form 8-K:

On October 24, 2003, the Company furnished, under Item 12, a Current Report on Form 8-K announcing financial results for the first quarter ended September 27, 2003. This Current Report is not deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section.

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

INTEGRATED CIRCUIT SYSTEMS, INC.

Date: February 10, 2004	By:	/s/ HOCK E. TAN

Hock E. Tan President and Chief Executive Officer

Date: February 10, 2004	By:	/s/ JUSTINE F. LIEN

Justine F. Lien Vice President, Finance and Chief Financial Officer (Principal financial & accounting officer)

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hock E. Tan

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Justine F. Lien