Form 10-Q
period 2004-03-27
INTEGRATED CIRCUIT SYSTEMS INC
filed 2004-05-11
CIK 874689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 27, 2004

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

Yes ☒ No ☐

As of May 5, 2004, there were 72,581,743 shares of Common Stock; $0.01 par value, outstanding.

INTEGRATED CIRCUIT SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 27, 2004	June 28, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$77,482	$118,038
Marketable securities	105,811	5,000
Accounts receivable, net	44,792	31,501
Inventory, net	16,888	15,822
Deferred income taxes	4,683	6,713
Prepaid and refundable income taxes	14,651	12,212
Prepaid assets	4,493	4,842
Other current assets	1,522	6,309

Total current assets	270,322	200,437

Property and equipment, net	17,084	15,749
Long term investments	1,000	32,000
Intangibles	28,428	30,245
Goodwill	36,573	36,573
Other assets	67	144

Total assets	$353,474	$315,148

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term obligation	$136	$10,059
Accounts payable	18,971	10,836
Accrued salaries and bonus	1,521	2,302
Accrued expenses and other current liabilities	5,650	8,553

Total current liabilities	26,278	31,750

Deferred tax and other liabilities	11,957	12,575

Total liabilities	38,235	44,325

Commitments and contingencies Shareholders’ equity:
Preferred Stock, authorized 5,000; none issued	—	—
Common stock, $0.01 par, authorized 300,000; Issued 72,453 and 71,284 shares, as of March 27, 2004 and June 28, 2003, respectively	725	713
Additional paid in capital	276,890	258,422
Retained earnings	83,104	28,625
Deferred compensation	—	(731)
Other comprehensive income	12	6
Treasury stock, at cost, 2,115 and 1,120 shares, as of March 27, 2004 and June 28,2003, respectively	(45,492)	(16,212)

Total shareholders’ equity	315,239	270,823

Total liabilities and shareholders’ equity	$353,474	$315,148

See accompanying notes to consolidated financial statements.

INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	Mar. 27, 2004	Mar. 29, 2003	Mar. 27, 2004	Mar. 29, 2003
Revenue:	$67,794	$60,853	$202,644	$180,668
Cost and expenses:
Cost of sales	26,745	24,709	81,288	73,731
Research and development	10,426	8,772	29,748	25,793
Selling, general and administrative	9,108	9,497	28,536	29,039

Operating income	21,515	17,875	63,072	52,105
Interest and other income	544	405	1,885	1,993
Interest expense	(33)	(377)	(251)	(1,294)

Income before income taxes	22,026	17,903	64,706	52,804
Income taxes	3,480	2,626	10,228	7,889

Net income	$18,546	$15,277	$54,478	$44,915

Basic income per share:
Net income	$0.26	$0.22	$0.77	$0.66
Diluted income per share:
Net income	$0.26	$0.22	$0.75	$0.64
Weighted average shares outstanding – basic	70,320	68,155	70,398	67,733
Weighted average shares outstanding – diluted	72,215	70,879	72,817	70,401

See accompanying notes to consolidated financial statements.

INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	Mar. 27, 2004	Mar. 29, 2003
Cash flows from operating activities:
Net income	$54,478	$44,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,855	6,892
Gain on sale of assets	(659)	(503)
Tax benefit of stock options	9,905	9,970
Deferred income taxes	1,491	(2,976)
Changes in assets and liabilities:
Accounts receivable	(13,291)	(5,740)
Inventory	(1,065)	1,908
Other assets, net	1,424	230
Accounts payable, accrued expenses and other current liabilities	6,233	(1,077)
Restructuring costs	(753)	(1,450)
Accrued interest expense	(57)	154
Income taxes	(2,439)	30

Net cash provided by operating activities	62,122	52,353

Cash flows from investing activities:
Purchases of marketable securities	(161,893)	(35,178)
Sales/Maturities of marketable securities	92,880	32,860
Capital expenditures	(5,829)	(2,704)
Other	47	2,373

Net cash used in investing activities	(74,795)	(2,649)

Cash flows from financing activities:
Exercise of stock options	11,636	3,480
Shares purchased through stock purchase plan	655	585
Purchase of treasury stock	(30,251)	(5,396)
Repayments of long-term debt	(9,923)	(22,247)

Net cash used in financing activities	(27,883)	(23,578)

Net (decrease) increase in cash and cash equivalents	(40,556)	26,126
Cash and cash equivalents:
Beginning of period	$118,038	$74,255

End of period	$77,482	$100,381

See accompanying notes to consolidated financial statements.

INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

(1) INTERIM ACCOUNTING POLICY

The accompanying financial statements have not been audited. In the opinion of our management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly our financial position at March 27, 2004 and results of operations and cash flows for the interim periods presented.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended June 28, 2003. Results of operations for the nine months ended March 27, 2004 are not necessarily indicative of results to be expected for the full year.

Per SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We state these accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the consolidated financial statements contained in our Annual Report on Form 10-K for our fiscal year ended June 28, 2003. There were no significant changes to our critical accounting polices during the nine months ended March 27, 2004.

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

We have determined pro forma net earnings and earnings per share information as if the fair value method described in SFAS No. 123, “Accounting for Stock Based Compensation,” had been applied to employee stock-based compensation. The pro forma effect on net earnings and net earnings per share is as follows for the three-month and nine-month periods ending March 27, 2004 and March 29, 2003 (in thousands, except net income per share):

	Three Months Ended		Nine-Months Ended
	Mar. 27, 2004	Mar. 29, 2003	Mar 27, 2004	Mar 29, 2003
Net income, as reported	$18,546	$15,277	$54,478	$44,915
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	244	244	731	1,538
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	3,886	3,284	11,657	9,852

Net income, pro forma	$14,904	$12,237	$43,552	$36,601
Basic earnings per share:
As reported	$0.26	$0.22	$0.77	$0.66
Pro forma	$0.21	$0.17	$0.62	$0.54
Diluted earnings per share:
As reported	$0.26	$0.22	$0.75	$0.64
Pro forma	$0.21	$0.17	$0.60	$0.52

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

New Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51.” FIN 46 addresses consolidation by business enterprises of variable interest entities. The FASB then issued FIN 46(R), “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51,” which replaced FIN 46. Application of FIN 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after March 15, 2004. As of March 27, 2004 we had no investments in variable interest entities, therefore there was no impact upon adoption.

(2) MARKETABLE SECURITIES

Investments in marketable securities primarily consists of short-term commercial paper. During the nine months ended March 27, 2004, more available funds were moved out of cash and into marketable securities.

(3) INVENTORY

Inventory is valued at the lower of cost or market. Cost is determined by the first in, first out (FIFO) method. The components of inventories are as follows (in thousands):

	Mar. 27, 2004	June 28, 2003
Raw Materials	$6,980	$6,972
Work-in-process	8,461	8,761
Finished parts	8,971	8,579
Less: Obsolescence reserve	(7,524)	(8,490)

	$16,888	$15,822

A total of $1.4 million in inventory was scrapped in the first nine months ended March 27, 2004.

(4) DEBT

On March 1, 2004 we entered into a revolving credit loan agreement, which will terminate March 1, 2007. The revolving credit loan agreement allows us to draw down to a maximum balance of $20.0 million in increments of not less than $500,000. At our option, the unpaid balance shall bear interest at the available LIBOR Based Rate (as defined) or the Prime Based Rate (as defined). A commitment fee on the average daily-unused portion of the revolving credit loan balance will be due and payable on a quarterly basis. The commitment fee will be between .20% (.0020) and ..25% (.0025) based on the funded debt to EBITDA ratio calculated the previous quarter. There was no outstanding balance on our revolving credit loan agreement as of March 27, 2004.

In connection with the acquisition of Micro Networks Corporation (“MNC)” in Fiscal 2002, we entered into a revolving credit and term loan facility dated December 31, 2001, which would have terminated December 31, 2004. The facility enabled us to draw down $45.0 million under the term loan and $10.0 million under the revolving credit facility. At our option, the interest rate under the term loan was either (1) an annual base rate, which is the higher of (i) a rate of interest announced from time to time by the lenders’ administrative agent as the base rate (“Base Rate”) or (ii) the sum of the federal funds rate plus 0.5% per annum or (2) London Interbank Offer Rate (“LIBOR”) plus 1.75%. At our option, the interest rate under the revolving credit facility, was either (1) the Base Rate or (2) the LIBOR Rate plus a pre-formulated margin. During the first three months of fiscal year 2004, we paid down $4.2 million of the term loan. During the second quarter of fiscal 2004, we made the final payment of $5.8 million on our term loan. This loan agreement was terminated in the third quarter of fiscal 2004. $112,000 in loan fees were written off early as the result of the early termination of the revolving credit and term facility.

Our revolving credit loan agreement requires the maintenance of specified financial ratios, including a fixed charge coverage ratio, a funded debt to EBITDA ratio, a liquidity ratio, a minimum tangible net worth, and imposes financial limitations. At March 27, 2004 we were in compliance with all of these covenants.

(5) RESTRUCTURING COST

On January 4, 2002, we acquired MNC, net of cash, for $74.9 million. We believe that by acquiring MNC we now have access to technology that will broaden our offering of silicon timing products to strengthen our position within strategic markets such as servers, storage systems and communications.

The purchase price included $5.6 million in purchase accounting liabilities. Of the total amount recorded, $1.2 million represents costs associated with closing office and production facilities and employee relocation costs, $2.0 million represents severance and other personnel costs, and $2.4 million represents the net book value of property and equipment identified for disposal, net of estimated sales proceeds. We expect to complete the restructuring by the end of fiscal year 2004. As of March 27, 2004 we have expended approximately $0.8 million and $2.0 million of this reserve relating to facility closing costs, severance and personnel costs, respectively. Approximately $11,000 of the remaining amount relates to severance and other personnel costs, which will be paid in fiscal year 2004, and the remaining relates to facility closing costs. During the third quarter of fiscal 2004 we utilized $0.1 million of the reserve for both severance and facility closing costs. This reserve is included in “Accrued expense and other current liabilities” in the Balance Sheet. The results of MNC have been included in the consolidated financial statements since the acquisition date. The roll forward of the restructuring reserve is as follows (in thousands):

Balance at June 28, 2003 Utilized:	$1,144
Severance	(418)
Facility closing costs	(335)

Balance at March 27, 2004	$391

(6) CAPITAL STOCK

In September 2001, we announced a repurchase program, which authorized the purchase, from time to time, of 2.0 million shares of our common stock on the open market. In October 2002, we announced that our board of directors approved an increase in the number of shares to be repurchased under this repurchase program to 3.0 million. As of March 27, 2004, we had repurchased 2.1 million shares for $45.5 million.

As of March 27, 2004, additional paid in capital increased $18.5 million from the June 28, 2003 balance as the result of the exercise of stock options, the tax benefit relating to the exercises of non-qualified stock options and the purchase of our stock by employees in our stock purchase plan.

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

The following table set forth the computation of net income (numerator) and shares (denominator) for earnings per share:

	Three-Months Ended		Nine-Months Ended
	Mar. 27, 2004	Mar. 29, 2003	Mar. 27, 2004	Mar. 29, 2003
Numerator (in thousands):
Net income	$18,546	$15,277	$54,478	$44,915

Denominator (in thousands):
Weighted average shares outstanding used for basic income per share	70,320	68,155	70,398	67,733
Common stock equivalents	1,895	2,724	2,419	2,668

Weighted average shares outstanding used for diluted income per share	72,215	70,879	72,817	70,401

(9) COMPREHENSIVE INCOME

Total comprehensive income represents net income plus the results of certain equity changes not reflected in the condensed consolidated statements of operations. The components of total comprehensive income are shown below.

	Three Months Ended		Nine Months Ended
	Mar. 27, 2004	Mar. 29, 2003	Mar. 27, 2004	Mar. 29, 2003
Net income	$18,546	$15,277	$54,478	$44,915

Other comprehensive income:
Foreign currency translation	2	(1)	6	2

Total comprehensive income	$18,548	$15,276	$54,484	$44,917

(10) INCOME TAX

Our effective income tax rate was 15.8% for the first nine months of fiscal year 2004 as compared to 14.9% in the prior year period. The effective tax rate for fiscal years 2004 and 2003 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income, for five years as stated in our agreement with the Economic Development Board of Singapore. The five-year period ends December 31, 2007. We do not currently calculate deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be a liability of approximately $62.3 million as of March 27, 2004.

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

Maxtek, our distributor for our PC business in Taiwan, represented approximately 23% of our sales for the first nine months of fiscal year 2004, and 21% in the prior year period. Additionally, sales to Lacewood International Corp, an entity that is commonly controlled by the owners’ of Maxtek representing business in Hong Kong and China, were approximately 14% of our sales for the first nine months of fiscal year 2004, and 21% in the prior year period.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to revenue of certain cost, expense and income items. The table and the subsequent discussion should be read in conjunction with the financial statements and the notes thereto:

	Three-Months Ended		Nine-Months Ended
	Mar. 27, 2004	Mar 29, 2003	Mar. 27, 2004	Mar. 29, 2003
Revenues	100.0%	100.0%	100.0%	100.0%
Gross margin	60.6	59.4	59.9	59.2
Research and development	15.4	14.4	14.7	14.3
Selling, general and administrative	13.4	15.6	14.1	16.1

Operating income	31.7	29.4	31.1	28.8

Interest and other income	0.8	0.7	1.0	1.1
Interest expense	0.05	(0.6)	0.1	(0.7)

Income before income taxes	32.5	29.4	31.9	29.2
Income taxes	5.1	4.3	5.0	4.4

Net income	27.4%	25.1%	26.9%	24.8%

THIRD QUARTER FISCAL YEAR 2004 AS COMPARED TO THIRD QUARTER FISCAL YEAR 2003

Revenue. Revenue was $67.8 million for the third quarter ended March 27, 2004, an increase of $6.9 million from the prior year quarter. The increase is attributable to the ramp up for Double Data Rate (“DDR”) registered memory modules and communications products. Our average selling price for our products increased 3.6%, while the volume increased 7.5% compared to prior year quarter.

Foreign revenue, which includes shipments of products to foreign companies as well as offshore subsidiaries of US multinational companies, was 72.3% of total revenue for the third quarter of fiscal year 2004 as compared to 76.8% of total revenue in the prior year quarter. Our sales are denominated in U.S. dollars, which minimizes foreign currency risk.

Gross Margin. Gross margin represents net revenue less cost of sales. Cost of sales was $26.7 million for the quarter ended March 27, 2004, an increase of $2.0 million from the prior year quarter, principally because of higher revenues. Cost of sales as a percentage of total revenue was 39.5% for the third quarter of fiscal year 2004 as compared to 40.6% in the prior year quarter, principally because of favorable product mix. Cost of sales includes: the cost of purchasing the finished silicon wafers manufactured by independent foundries, costs associated with assembly, packaging, testing, quality assurance, product yields and the cost of personnel and equipment associated with manufacturing support.

Research and Development Expense. Research and development (“R&D”) expense was $10.4 million for the third quarter of fiscal year 2004, an increase of $1.6 million from the prior year quarter. This increase is due to the continued investment in technical expertise in engineering. As a percentage of revenue, R&D increased to 15.4% in the third quarter of fiscal year 2004 as compared to 14.4% in the prior year period.

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

Selling, General, Administrative and Other. Selling, general, administrative and other expense (“SG&A”) was $9.1 million for the third quarter of fiscal year 2004, a decrease of $0.4 million from the prior year quarter. As a percentage of total revenue, SG&A expenses decreased to 13.4% in the third quarter of fiscal year 2004 as compared to 15.6% in the prior year quarter. The percentage decrease is attributable to the increase in revenue from the prior year period. SG&A expenses consist mainly of salaries and related expenses, sales commissions, professional fees, and amortization of intangibles.

Operating Income. In dollar terms, operating income was $21.5 million in the third quarter of fiscal year 2004 compared to $17.9 million in the third quarter of fiscal year 2003. Expressed as a percentage of revenue, operating income was 31.7% and 29.4% in the third quarter of fiscal year 2004 and the prior year quarter, respectively.

Interest Expense. Interest expense was $33 thousand in the third quarter of fiscal year 2004 and $0.4 million in the third quarter of fiscal year 2003. This decrease is due to lower debt balances.

Interest and Other Income. Interest and other income was $0.5 million for the quarter ended March 27, 2004 and $0.4 million in the prior year quarter as interest rates have declined over the past year.

Income Tax Expense. Our effective income tax rate was 15.8% for the third quarter of fiscal year 2004 as compared to 14.7% in the prior year period. The effective tax rate for fiscal years 2004 and 2003 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income, for five years as stated in our agreement with the Economic Development Board of Singapore. The five-year period ends December 31, 2007. The increase in overall tax rate was directly attributable to increased income in our USA locations relative to our total operations. We do not currently calculate deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be a $62.3 million liability as of March 27, 2004.

NINE MONTHS ENDED MARCH 27, 2004 AS COMPARED TO NINE MONTHS ENDED MARCH 29, 2003

Revenue. Revenue was $202.6 million for the nine months ended March 27, 2004, an increase of $21.9 million from the corresponding prior year period. The increase is attributable to the ramp up for Double Data Rate (“DDR”) registered memory modules and communications products. Our average selling price for our products declined 7.3%, while the volume increased 20.9% compared to the prior year period.

Foreign revenue, which includes shipments of products to foreign companies as well as offshore subsidiaries of US multinational companies, was 75.0% of total revenue for the first nine months of fiscal year 2004 as compared to 76.0% of total revenue in the prior year period. Our sales are denominated in U.S. dollars, which minimizes foreign currency risk.

Gross Margin. Gross margin represents net revenue less cost of sales. Cost of sales was $81.3 million for the nine months ended March 27, 2004, an increase of $7.6 million from the prior year period, principally because of higher revenues. Cost of sales as a percentage of total revenue was 40.1% for the first nine months of fiscal year 2004 as compared to 40.8% in the prior year period, principally because of favorable product mix. Cost of sales includes the cost of purchasing the finished silicon wafers manufactured by independent foundries, costs associated with assembly, packaging, testing, quality assurance, product yields and the cost of personnel and equipment associated with manufacturing support.

Research and Development Expense. Research and development (“R&D”) expense was $29.7 million for the first nine months of fiscal year 2004, an increase of $4.0 million from the prior year period. This increase is due to the continued investment in technical expertise in engineering. As a percentage of revenue, R&D increased to 14.7% for the first nine months of fiscal year 2004 as compared to 14.3% in the prior year period.

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

Selling, General, Administrative and Other. Selling, general, administrative and other expense (“SG&A”) was $28.5 million for the first nine months of fiscal year 2004, a decrease of $0.5 million from the prior year period. As a percentage of total revenue, SG&A expenses decreased to 14.1% in the third quarter of fiscal year 2004 as compared to 16.1% in the prior year period. The percentage decrease is attributable to the increase in revenue from the prior year period. SG&A expenses consist mainly of salaries and related expenses, sales commissions, professional fees, and amortization of intangibles.

Operating Income. In dollar terms, operating income was $63.1 million in the first nine months of fiscal year 2004 compared to $52.1 million in the prior year period. Expressed as a percentage of revenue, operating income was 31.1% and 28.8% for the first nine months of fiscal year 2004 and the prior year period, respectively.

Interest Expense. Interest expense was $0.3 million in the first nine months of fiscal year 2004 and $1.3 million in the prior year period. This decrease is due to lower debt balances.

Interest and Other Income. Interest and other income was $1.9 million in the first nine months of fiscal year 2004 and $2.0 million in the prior year period. Included in other income for the first nine months of both fiscal 2004 and fiscal 2003 is a gain of $0.3 million as a result of the sale of 25% of our investment in Maxtek Technology Co. Ltd in each period.

Income Tax Expense. Our effective income tax rate was 15.8% in the first nine months of fiscal year 2004 as compared to 14.9% in the prior year period. The effective tax rate for fiscal years 2004 and 2003 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income, for five years as stated in our agreement with the Economic Development Board of Singapore. The five-year period ends December 31, 2007. The increase in overall tax rate was directly attributable to increased income in our USA locations relative to our total operations. We do not currently calculate deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be a $62.3 million liability as of March 27, 2004.

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

At March 27, 2004, our principal sources of liquidity included cash and marketable securities of $183.3 million as compared to the June 28, 2003 balance of $123.0 million. Net cash provided by operating activities was $62.1million in the first nine months of fiscal year 2004, as compared to $52.4 million in the prior year period. This increase is primarily attributable to the increase in our profitability. Our days sales outstanding decreased from 53 days at June 28, 2003 to 49 days at March 27, 2004, while our effort on improving our inventory levels and increased sales volume resulted in inventory turns remaining at 5.4 times at March 27, 2004 and June 28, 2003. Accounts Payable increased from June 28, 2003 to March 27, 2004 as overall business increased.

Purchases for property and equipment were $5.8 million in the first nine months of fiscal year 2004 as the company invested in production capacity and research and development versus $2.7 million in the prior year period.

Purchases of marketable securities were $161.9 million in the first nine months of fiscal year 2004 compared to $35.2 million in the six months ended December 27, 2003. During this period, we invested more funds in the three to six month ranges.

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

Maxtek, our distributor for our PC business in Taiwan, represented approximately 23% of our sales for the first nine months of fiscal year 2004, and 21% in the prior year period. Additionally, sales to Lacewood International Corp, an entity that is commonly controlled by the owners of Maxtek representing business in Hong Kong and China, were approximately 14% of our sales for the first nine months of fiscal year 2004, and 21% in the prior year period.

During the first nine months of fiscal 2004, we received $11.6 million from the exercise of stock options.

In September 2001, we announced a stock repurchase program, which authorized the purchase, from time to time, of 2.0 million shares of our common stock on the market. In October 2002, we announced that our board of directors approved an increase in the number of shares to be repurchased under this repurchase program to 3.0 million. As of March 27, 2004, we had repurchased 2.1 million shares for $45.5 million.

On January 4, 2002, we acquired MNC, net of cash, for $74.9 million. We believe that by acquiring MNC we now have access to technology that will broaden our offering of silicon timing products to strengthen our position within strategic markets such as servers, storage systems and communications. The purchase price includes $5.6 million in purchase accounting liabilities. Of the total amount recorded, $1.2 million represents costs associated with closing office and production facilities and employee relocation costs, $2.0 million represents severance and other personnel costs, and $2.4 million represents the net book value of property and equipment identified for disposal, net of estimated sales proceeds. We expect to complete the restructuring by the end of fiscal year 2004. As of March 27, 2004, we have expended approximately $0.8 million and $2.0 million of this reserve relating to facility closing costs and severance, respectively. Approximately $11,000 of the remaining amount relates to severance and other personnel costs, which will be paid in fiscal year 2004, and the remaining relates to facility closing costs. During the third quarter of fiscal 2004 we utilized $0.1 million of the reserve for both severance and facility closing costs. This reserve is included in “Accrued expense and other current liabilities” in the Balance Sheet. The results of MNC have been included in the consolidated financial statements since the acquisition date.

On March 1, 2004 we entered into a revolving credit loan agreement, which will terminate March 1, 2007. The revolving credit loan agreement allows us to draw down to a maximum balance of $20.0 million in increments of not less than $500,000. At our option, the unpaid balance shall bear interest at the available LIBOR Based Rate (as defined) or the Prime Based Rate (as defined). A commitment fee on the average daily-unused portion of the revolving credit loan balance will be due and payable on a quarterly basis. The commitment fee will be between .20% (.0020) and .25% (.0025) based on the funded debt to EBITDA ratio calculated the previous quarter. There was no outstanding balance on our revolving credit loan agreement as of March 27, 2004.

The following summarizes our significant contractual obligations and commitments as of March 27, 2004 (in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-Term Debt	$136	$136	$—	$—	$—
Operating Leases	13,010	711	8,062	3,427	810

Total	$13,146	$847	$8,062	$3,427	$810

Operating leases primarily consist of leased facilities that we utilize in various locations.

Our revolving credit loan agreement requires the maintenance of specified financial ratios, including a fixed charge coverage ratio, a funded debt to EBITDA ratio, a liquidity ratio, a minimum tangible net worth, and imposes financial limitations. At March 27, 2004, we were in compliance with the covenants.

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

The company had interest expense of $0.3 million for the first nine months of fiscal year 2004. The potential increase in interest expense for the first nine months of fiscal year 2004 from hypothetical 2% adverse change in variable interest rates would be less than $50,000.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 27, 2004, the Company’s president, chief executive officer and chief financial officer (principal executive officer and principal financial officer) have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner.

Changes in internal controls. There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended March 27, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Issuer Purchases of Equity Securities

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum # of Shares that May Yet Be Purchased Under the Plans or Programs
December 28, 2003 To January 24, 2004	25,000	$26.6880	25,000	1,050,000

January 25, 2004 To February 21, 2004	75,000	26.5880	75,000	975,000

February 22, 2004 To March 27, 2004	90,000	25.5006	90,000	885,000

Total	190,000	$26.0861	190,000	885,000

(1)	These shares were repurchased in open-market transactions pursuant to a stock repurchase program announced in September 2001. Up to 3.0 million shares of our common stock have been authorized for repurchase under the repurchase program. The repurchase program does not have an expiration date.

Item 6.	Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K:

On April 23, 2004, the Company furnished, under Item 12, a Current Report on Form 8-K announcing financial results for the third quarter ended March 27, 2004. This Current Report is not deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section.

(b) The following is a list of exhibits filed as part of the Form 10-Q:

10.1	Revolving Credit Loan Agreement, March 1,2004, by and among Integrated Circuit Systems, Inc., ICST, Inc., ICS Technologies, Inc., Micro Networks Corporation and Fleet National Bank

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hock E. Tan

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Justine F. Lien

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED CIRCUIT SYSTEMS, INC.

Date: May 11, 2004	By:	/s/ HOCK E. TAN

Hock E. Tan President and Chief Executive Officer

Date: May 11, 2004	By:	/s/ JUSTINE F. LIEN

Justine F. Lien Vice President, Finance and Chief Financial Officer (Principal financial & accounting officer)

EXHIBIT INDEX

Number	Description

10.1	Revolving Credit Loan Agreement, March 1,2004, by and among Integrated Circuit Systems, Inc., ICST, Inc., ICS Technologies, Inc., Micro Networks Corporation and Fleet National Bank

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hock E. Tan

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Justine F. Lien