Form 10-K
period 2004-07-03
INTEGRATED CIRCUIT SYSTEMS INC
filed 2004-09-16
CIK 874689

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 3, 2004

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

On September 14, 2004, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $1,676,000,000.00.

As of September 14, 2004, there were 72,772,982 shares of Common Stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain statements contained in the Company’s Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders (the “Definitive Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

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

On January 4, 2002 we acquired Micro Networks Corporation (“MNC”) for $74.9 million, net of cash acquired. MNC is a supplier of a broad range of precision electronic devices and modules for optical networking wireless and broadband infrastructure, high-end network servers and defense electronic markets. We believe that by acquiring MNC we now have access to technology that will enhance the performance of our silicon timing products in order to strengthen our position within existing strategic markets such as servers and storage systems. The purchase price included $5.6 million in purchase accounting liabilities and write-down of certain fixed assets related to our preliminary plan to restructure the activities of MNC. MNC received a $2.5 million income tax refund during fiscal year 2003 and as a result goodwill was adjusted. Goodwill was reduced $1.2 million in fiscal 2004 as a result of the reversal of a portion of the restructuring reserve. The results of MNC have been included in the consolidated financial statements since the acquisition date.

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

MNCs’ main frequency source product line includes fixed-frequency and voltage-controlled oscillators, phase-locked loops, synthesizers and clock distribution modules. Our SAW-based product offerings are narrow and wideband bandpass and band reject filters, switched filter banks and unity gain modules. SAW technology is also used for several oscillator-based products.

Sales and Marketing

We market our products through a direct sales force that manages a worldwide network of independent sales representatives, international stocking representatives and distributors. We direct our sales efforts through offices in Norristown, PA, San Jose, CA, Worcester, MA, Taipei, Taiwan, Tokyo, Japan, Seoul, Korea and throughout Europe. We currently have more than 1,200 OEM end customers. Maxtek Technology Co. Ltd., Lacewood Corporation, the latter formerly known as Maxtech Corporation Limited, and Magic Island International, overseas stocking representatives in China and Taiwan, China and Hong Kong, and Korea respectively, who are commonly controlled, accounted for 23%, 13%, and 3% of our fiscal year 2004 revenue, respectively. These international stocking representatives sell to approximately 86 OEM end customers.

Foreign sales are directly conducted by sales representatives and international stocking representatives located in the Pacific Rim and Europe, and managed by direct sales staff in the Europe, Taiwan, Korea and Japan sales offices. Foreign sales are denominated in U.S. dollars and are subject to risks common to export activities, including governmental regulation and trade barriers.

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

We generally warrant that our products will be free from defects in workmanship and materials for a one-year period. If the warranty terms are met, defective products returned to us are replaced after a confirming evaluation by our quality control staff. We have not experienced significant warranty claims to date.

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

During fiscal year 2004, we developed and introduced to market 846 new products. For over twenty years, we have developed libraries of proprietary mixed-signal integrated circuit designs and have invested in extensive computer-aided design and engineering resources specifically designed to support the increasing complexity and customized nature of silicon timing devices. Our company’s SAW capabilities include a library of proprietary device design algorithms utilized by our engineers. Investments in research and development were approximately $40.4 million, $35.0 million and $29.2 million in fiscal years 2004, 2003 and 2002, respectively. Such expenses typically include costs for engineering personnel, prototype and wafer mask costs, and investment in design tools and support overhead related to new and existing product development. As of July 3, 2004, our research and development staff comprised 141 people. We will continue to invest in research and new product development and invest in new technologies to support our current and future customers.

On August 4, 2004 we announced that we had signed an agreement to purchase technology and the capability to develop a family of high performance mixed signal products for the high definition and digital video/imaging market. In the first quarter of fiscal year 2005 we completed the purchase and paid $24.5 million for the purchase of intellectual property and a team of proven engineers.

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

Our website address is www.icst.com. Within the “Investors” section of our website, you can access, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with or furnished to the SEC, in accordance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934. In addition, the SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers filing electronically, including our company.

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

Our 10 largest OEM end customers accounted for approximately 42% of our total revenue in fiscal year 2004. Maxtek Technology Co. Ltd., Lacewood Corporation, the latter formerly known as Maxtech Corporation Limited, and Magic Island International, overseas stocking representatives in China and

Taiwan, China and Hong Kong, and Korea respectively, who are commonly controlled, accounted for 23%, 13%, and 3% of our fiscal year 2004 revenue, respectively. These international stocking representatives sell to approximately 86 OEM end customers. Because we are dependent upon continued revenue from OEM end customers, any material delay, cancellation or reduction of orders from these or other major customers could cause our sales to decline significantly. There is no guarantee that we will be able to retain any of our customers. In addition, our customers may materially reduce the amount of product ordered from us at any time. This could cause a significant decline in our net sales and we may not be able to reduce the accompanying expenses at the same time.

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

For the fiscal years 2004, 2003, and 2002, we generated approximately 76.1%, 75.6% and 78.6% of our revenue, respectively, from international markets. These sales were generated primarily from customers in the Pacific Rim region and included sales to foreign corporations, as well as to foreign subsidiaries of U.S. corporations. Certain of our international sales are to customers in the Pacific Rim region, who in turn sell some of their products to North America, Europe and other non-Asian markets. In addition, two of our wafer suppliers and all of our assemblers are located in the Pacific Rim region. There can be no assurance that the effect of an economic crisis on our suppliers will not impact our wafer supply or assembly operations, or that the effect on our customers in that region will not adversely affect both the demand for our products and the collectibility of our receivables. Our international business activities in general are subject to a variety of potential risks resulting from certain political, economic and other uncertainties including, without limitation, political risks relating to a substantial number of our customers being in Taiwan. Certain aspects of our operations are subject to governmental regulations in the countries in which we do business, including those relating to currency conversion and repatriation, taxation of our earnings and earnings of our personnel, and our use of local employees and suppliers. Our operations are also subject to the risk of changes in laws and policies in the various jurisdictions in which we do business, which may impose restrictions on us. We cannot determine to what extent our future operations and earnings may be affected by new laws, new regulations, changes in or new interpretations of existing laws or regulations or other consequences of doing business outside the U.S. Our activities outside the U.S. are subject to additional risks associated with fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange, even though business is denominated in U.S. dollars. Additionally, worldwide semiconductor pricing is influenced by currency fluctuations and the devaluation of foreign currencies could have a significant impact on the prices of our products if our competitors offer products at significantly lower prices in an effort to maximize cash flows to finance short-term, dollar denominated obligations; such devaluation could also impact the competitive position of our customers in Taiwan and elsewhere, which could impact our sales. Currently, we do not engage in currency hedging activities as all transactions are denominated in U.S. dollars.

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

We are dependent upon our ability to attract and retain highly skilled technical and managerial personnel. We do not maintain “key man” life insurance on our Chief Executive Officer, Mr. Hock E.

Tan, or any of our other technical or managerial personnel. We believe that our future success in developing marketable products and achieving a competitive position will depend in large part upon whether we can attract and retain skilled personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting and retaining the personnel we require to successfully develop new and enhanced products and to continue to grow and operate profitably. Furthermore, retention of technical and engineering personnel in our industry typically requires us to present competitive compensation packages, including stock option grants.

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

The public markets have experienced volatility that has particularly affected the market prices of securities of many technology companies for reasons that have often been unrelated to operating results. During the course of the preceding twelve months ended July 3, 2004 the market price of our common stock traded within a range of $22.80 to $36.68 per share. This volatility may adversely affect the market price of our common stock and our visibility and credibility in the markets.

Employees

As of July 3, 2004, we had 546 full-time employees, 141 of whom were engaged in research and development, 41 in sales, 28 in marketing and technical support, 47 in finance and administration and

289 in manufacturing support and operations. We have incentive programs to reward and retain our personnel, especially our key research and development staff.

Item 2.	PROPERTIES

Our corporate headquarters, covering approximately 61,000 square feet, is located in Norristown, Pennsylvania. The lease will expire in February 2007 with monthly rent of approximately $59,000 in fiscal year 2004 and progressively increasing each year to approximately $63,000 in the final year of the lease term. We also have a renewal option of three years after the initial term.

We opened an approximate 10,000 square foot design facility in Tempe, Arizona in January 2000. The lease term for this facility is five years with monthly rent beginning at approximately $9,300 for the first year and progressively increasing each year to approximately $10,100 in the fifth year.

We utilize a facility located in Singapore for testing, warehousing, sales and administration, which consists of approximately 24,000 square feet of space leased pursuant to an agreement, which have various expiration dates through September 2006. The rent for this facility is approximately $23,000 per month.

Our San Jose operations consist of approximately 70,000 square feet of office space pursuant to a lease agreement, which will expire in December 2008. We believe that this facility is adequate to meet our requirements going forward. Monthly rent began at $100,100 per month, increasing annually to approximately $130,608 per month in 2008.

Our Worcester, Massachusetts’ facility consists of approximately 86,200 square feet of space leased pursuant to an agreement, which expires in December 2010 with monthly rent of approximately $40,400 progressively increasing each year to approximately $48,000 in the tenth year, with an option to renew for two more terms of 5 years.

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

From time to time, various inquiries, potential claims and charges and litigation are made, asserted or commenced by or against us, principally arising from or related to contractual relations and possible patent infringement. We believe that any of these claims currently pending, individually and in the aggregate, will not have any material adverse effect on our consolidated financial position or results of operations, although no assurance can be made in this regard.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded in the over-the-counter market on the Nasdaq National Market System under the symbol ICST. Below are the quarterly high and low sale prices of our common stock for the fiscal years ended July 3, 2004 and June 28, 2003.

	Fiscal Year 2004		Fiscal Year 2003
	High	Low	High	Low
First quarter	36.68	27.82	22.15	14.93
Second quarter	35.24	25.90	25.00	11.64
Third quarter	30.03	23.66	24.71	17.69
Fourth quarter	27.67	22.80	33.20	20.44

We have not in the past, and do not expect for the foreseeable future to pay dividends on our common stock. Instead, we anticipate that all of our earnings in the foreseeable future will be used for working capital and other general corporate purposes. Our existing revolving credit loan agreement restricts our ability to pay dividends to the holders of our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

As of July 3, 2004, we had 70.2 million shares outstanding which are held by 56 holders of record and approximately 5,250 beneficial holders.

Issuer Purchases of Equity Securities

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum # of Shares that May Yet Be Purchased Under the Plans or Programs
March 28, 2004 To April 24, 2004	100,000	$25.7915	100,000	785,000

April 25, 2004 To May 22, 2004	260,000	23.6165	260,000	525,000

May 23, 2004 To July 3, 2004	—	—	—	525,000

Total	360,000	$24.2207	360,000	525,000

(1)	These shares were repurchased in open-market transactions pursuant to a stock repurchase program announced on September 19, 2001. Up to 3.0 million shares of our common stock have been authorized for repurchase under the repurchase program. The repurchase program does not have an expiration date.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

Five-Year Summary

(In thousands, except for per share data)

	Year Ended
	July 3, 2004	June 28, 2003	June 29, 2002	June 30, 2001	July 1, 2000
Consolidated Statement of Operations Data:
Revenue	$272,140	$241,762	$182,654	$188,298	$165,521
Gross margin	163,376	144,097	106,350	116,301	99,398
Research and development	40,352	35,006	29,239	28,301	24,848
Special charges (1)	—	—	2,900	—	—
Operating income	84,775	70,053	41,058	66,194	50,946
Net income (2)	$78,515	$61,076	$37,778	$56,458	$14,732
Basic income per share (3)	$1.12	$0.90	$0.57	$0.87	$0.37
Diluted income per share (3)	$1.08	$0.87	$0.54	$0.81	$0.30
Weighted average shares outstanding (basic) (3)	70,358	67,898	66,500	64,837	39,843
Weighted average shares outstanding (diluted) (3)	72,578	70,564	70,192	69,573	49,871

	July 3, 2004	June 28, 2003	June 29, 2002	June 30, 2001	July 1, 2000
Consolidated Balance Sheet Data:
Working capital	$260,283	$168,687	$129,063	$128,036	$56,094
Total assets	377,596	315,148	276,392	154,117	100,485
Long-term debt, less current portion (4)	—	—	28,514	280	835
Shareholders’ equity (4)	336,225	270,823	183,971	139,053	68,920
# of fiscal weeks	53	52	52	52	52

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1)	On January 4, 2002, we acquired Micro Networks Corporation. The acquisition resulted in a charge of $2.9 million related to the write-off of in-process research and development costs.

2)	Fiscal year ending July 1, 2000 includes a charge of $ 26.9 million relating to (a) prepayment penalty, totaling $15.4 million, associated with the repurchase of the aggregate outstanding principal amount of our senior subordinated notes (b) the elimination of deferred financing costs, totaling $11.7 million associated with the repayment of our senior subordinated notes and senior credit facility (c) purchase of $2.0 million of our senior subordinated notes below par in September 1999, resulting in a gain of $36,000 net of income taxes and (d) purchase of $5.0 million of our senior subordinated notes below par in November 1999 resulting in a gain of $134,000 net of income taxes.

3)	Basic and diluted income per share and weighted average shares outstanding-diluted have been adjusted to reflect the 1.6942-to-1 common stock-split that occurred as of the pricing date of the initial public offering for fiscal year ending July 1, 2000.

4)	We issued $100.0 million in aggregate principal amount of senior subordinated notes in connection with the recapitalization and entered into a $95.0 million senior credit facility. On May 22, 2000, we completed our initial public offering (IPO) of 12.5 million shares of our common stock. We used the net proceeds of this initial offering to repay our bank debt, close our tender offer for subordinated notes, and pay the fees and expenses associated with the offering.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Significant Transactions

Acquisition of Micro Networks Corporation

On January 4, 2002 we acquired Micro Networks Corporation (“MNC”) for $74.9 million, net of cash. We believe that by acquiring MNC we now have access to technology that will enhance the performance of our silicon timing products in order to strengthen our position within existing strategic markets such as servers and storage systems. The purchase price included $5.6 million in purchase accounting liabilities and write-down of certain fixed assets related to our preliminary plan to restructure the activities of the acquired entity. MNC received a $2.5 million income tax refund during fiscal year 2003 and as a result goodwill was adjusted. Goodwill was reduced $1.2 million in fiscal 2004 as a result of the reversal of a portion of the restructuring reserve. The results of MNC have been included in the consolidated financial statements since the acquisition date.

Subsequent Event

On August 4, 2004 we announced that we had signed an agreement to purchase technology and the capability to develop a family of high performance mixed signal products for the high definition and digital video/imaging market. In the first quarter of fiscal year 2005 we completed the purchase and paid $24.5 million for the purchase of intellectual property and a team of proven engineers.

Annual Results of Operations

The following table sets forth statement of operations line items as a percentage of total revenue for the periods indicated and should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

(Expressed as a percentage of total revenue)

	Year Ended
	July 3, 2004	June 28, 2003	June 29, 2002
Revenue	100.0%	100.0%	100.0%
Gross margin	60.0	59.6	58.2
Research and development expense	14.8	14.5	16.0
Selling, general and administrative expense	13.2	15.2	17.6
Amortization of Intangibles	0.8	0.9	0.5
Non-recurring special charge	—	—	1.6

Operating income	31.2	29.0	22.5
Interest and other income	0.9	1.2	1.7
Interest expense	(0.1)	(0.6)	(0.6)

Income before income taxes from continuing operations	32.0	29.6	23.6
Income tax expense	(3.1)	(4.3)	(2.9)

Net income	28.9%	25.3%	20.7%

Fiscal Year 2004, as Compared to Fiscal Year 2003

Revenue. Total revenue for fiscal year ended July 3, 2004 increased by $30.4 million to $272.1 million as compared to the previous year. The increases in sales occurred over all of our end markets. Communications was the fastest growing revenues driven by ramp-ups in the ADSL, server, server memory and networking markets. Of the $30.4 million increase in revenues, communications was $23.8 million. Combined, all other revenue only grew 4% as the average selling price declined 7.8% while volume increased 22.1%.

The following is a summary of revenue percentages by end market:

	FY2004	FY2003	Year over Year Revenue Growth
PC	43%	46%	5%
Digital Consumer	14%	16%	0%
Communications	34%	29%	34%
Other	9%	9%	7%

Foreign revenue, which includes shipments of integrated circuits to foreign companies as well as offshore subsidiaries of US multinational companies, was 76.1% of total revenue for fiscal year 2004 as compared to 75.6% of total revenue in the prior year. Certain of our international sales were to customers in the Pacific Rim, which in turn sold some of their products to North America, Europe and other non-Asian markets.

Gross Margin. Gross margin represents net revenue less cost of sales. Cost of sales includes the cost of purchasing the finished silicon wafers manufactured by independent foundries, costs associated with assembly, packaging, test, quality assurance, product yields and the cost of personnel and equipment associated with manufacturing support. Cost of sales increased $11.1 million to $108.8 million for fiscal year 2004, as compared to the prior year period due to increased sales. Gross margin as a percentage of total revenue was 60.0% for fiscal year 2004 as compared to 59.6% in the prior year. The overall increase in gross margin as a percentage of revenue is due to increased sales of higher margin products, such as ADSL, server and server memory. We anticipate that gross margin will continue to fluctuate as a percentage of revenue because of anticipated fluctuations in product mix, manufacturing costs and competitive pricing.

Research and Development Expense. Research and development (“R&D”) expense increased $5.3 million to $40.4 million for fiscal year 2004 as compared to the prior year. As a percentage of revenue, research and development increased to 14.8% as compared to 14.5% in fiscal year 2003. During fiscal year 2004, we spent $3.6 million more on R&D projects and $1.7 million on hiring additional personnel and overhead expenses.

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

Selling, General and Administrative. Selling, general and administrative expenses (“SG&A”), decreased $0.8 million to $35.9 million for fiscal year 2004 as compared to the prior year period. As a percentage of total revenue, selling, general, administrative and other expenses decreased to 13.2% of revenue as compared to 15.2% in the prior year period. SG&A expenses consist mainly of salaries and related expenses, sales commissions, and professional and legal fees.

Selling expense increased $2.3 million in fiscal 2004 as compared to the prior year. This is a result of increased sales commission to outside sales representatives as a result of higher revenue. As a percentage of total revenue, sales expense decreased slightly to 8.9% in fiscal 2004 from 9.1% in fiscal 2003.

General and administrative expense declined $2.0 million in fiscal 2004 as compared to fiscal 2003. The decrease is attributable to a reduction of legal fees in fiscal 2004.

Included in SG&A is the amortization of deferred compensation for options issued in fiscal 2002 below fair market value. The amortization of deferred compensation relating to stock options was $0.7 million in fiscal 2004 as compared to $0.5 million in fiscal 2003. Fiscal year 2003 includes a $1.3 million accelerated payout for the buyout of executive stock options. Refer to footnote 14 for additional details.

Amortization of Intangibles. Amortization of intangible assets acquired in connection with the acquisition of MNC was $2.3 million for fiscal year 2004 and for fiscal year 2003.

Operating Income. Operating income increased $14.7 million to $84.8 million in fiscal year 2004 compared to $70.1 million in the prior year period. Expressed as a percentage of revenue, operating income was 31.2% and 29.0% in fiscal year 2004 and fiscal year 2003, respectively.

Interest and Other Income. Interest and other income was $2.5 million for fiscal year ended July 3, 2004 and $3.0 million in the prior year period. Included in other income in fiscal 2004 is the gain of $0.3 million as a result of the sale of 25% of our initial investment in Maxtek Technology. Included in other income for fiscal 2003 is the gain of $0.6 million as a result of the sale of 50% of our initial investment in Maxtek Technology. The decrease in interest income is attributable to declining interest rates.

Interest Expense. Interest expense was $0.3 million in fiscal year 2004 and $1.5 million in fiscal year 2003. The decrease in expense is due to the elimination of our debt in the second quarter of fiscal 2004.

Income Tax Expense. Our effective tax rate was 9.8% and 14.6% for fiscal years 2004 and 2003, respectively. The decrease in our effective tax rate is the result of R&D tax credits of $4.3 million recorded in fiscal 2004. The effective tax rate for fiscal years 2004 and 2003 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income for five years as stated in our agreement with the Economic Development Board of Singapore. The five-year period ends December 31, 2007. We do not currently record deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be a $70.8 million liability as of July 3, 2004.

Fiscal Year 2003, as Compared to Fiscal Year 2002

Revenue. Total revenue for the fiscal year ended June 28, 2003 increased $59.1 million to $241.8 million as compared to the previous year. This represents a 32% increase in revenue year over year. The acquisition of MNC took place in January 2002. In fiscal 2003 MNC contributed a full year of revenue as compared to 6 months of revenue in fiscal 2002, an increase of $8.0 million. Gains in market share for our products into the motherboards for PCs contributed to the increase in PC revenue of 18%. In Digital Consumer and Communications, the company’s entry into new end markets, such as games consoles and DDR registered DIMM provided growth of 37% in revenues year over year. The overall average selling price declined 5% while volume increased 40%.

The following is a summary of revenue percentages by end market:

	FY2003	FY2002	Year over Year Revenue Growth
PC	46%	51%	18%
Digital Consumer	16%	20%	10%
Communications	29%	24%	59%
Other	9%	5%	131%

Foreign revenue, which includes shipments of integrated circuits to foreign companies, as well as offshore subsidiaries of U.S. multinational companies, was 75.6% of total revenue for fiscal year 2003 as compared to 78.6% of total revenue in the prior year. The decrease in foreign revenue as a percentage of total revenue was due to increased sales in the last time buys for some older parts which were sold domestically. Certain of our international sales were to customers in the Pacific Rim, which in turn sold some of their products to North America, Europe and other non-Asian markets.

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

Selling, General and Administrative. Selling, general and administrative expenses increased $4.6 million to $36.7 million for fiscal year 2003, as compared to the prior year period. During the year we hired additional sales personnel and utilized more outside sales representatives, resulting in an increase in payroll and sales commission expenses. The increase in sales expense is $5.5 million for fiscal 2003 compared to fiscal 2002. G&A declined $3.6 million as a settlement of patent litigation was recorded in fiscal year 2002. Refer to footnote 18 for additional information regarding patent litigation. As a percentage of total revenue, SG&A expenses decreased to 15.2% of revenue as compared to 17.6% in the prior year period. SG&A expenses consist mainly of salaries and related expenses, sales commissions and corporate fees such as insurance and legal fees.

Included in SG&A is the amortization of deferred compensation for options issued in fiscal 2002 below fair market value. The amortization of deferred compensation relating to stock options was $0.5 million in fiscal 2003 as compared to $1.4 million in fiscal 2002. Fiscal year 2003 includes a $1.3 million accelerated payout for the buyout of executive stock options. Refer to footnote 14 for additional details.

Amortization of Intangibles. Amortization of intangible assets acquired in connection with the acquisition of MNC was $2.3 million for fiscal year 2003 and $1.0 million for fiscal 2002. The lower amortization in fiscal 2002 reflects the shorter amortization period, as the assets were acquired part way through fiscal 2002.

In Process Research and Development. In connection with the acquisition of MNC, we incurred a one-time charge of $2.9 million for the write-off of in process research and development during fiscal year 2002.

There were four significant projects identified as in process. These projects related to the development of timing modules. The primary risk related to completing these projects related to the development of new technology. As of June 30, 2003, all four projects were successfully completed. The value of the in-process research and development was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate includes a risk-adjusted discount rate to take into account the uncertainty surrounding the successful development of the purchased in-process technology.

Operating Income. Operating income increased $29.0 million to $70.1 million in fiscal year 2003 compared to $41.1 million in the prior year period. Expressed as a percentage of revenue, operating income was 29.0% and 22.5% in fiscal year 2003 and fiscal year 2002, respectively.

Interest and Other Income. Interest and other income was $3.0 million for fiscal year ended June 28, 2003 and $3.2 million in the prior year period. Included in other income is the gain of $0.6 million as a result of the sale of 50% of our initial investment in Maxtek Technology. The decrease in interest income is attributable to declining interest rates.

Interest Expense. Interest expense was $1.5 million in fiscal year 2003 and $1.1 million in fiscal year 2002. The increase in expense is due to the $45.0 million term debt incurred in order to purchase MNC in the second half of fiscal year 2002.

Income Tax Expense. Our effective tax rate was 14.6% and 12.4% for fiscal years 2003 and 2002, respectively. The tax rate increased due to the additional domestic income generated by MNC. The effective tax rate for fiscal years 2003 and 2002 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income for five years as stated in our agreement with the Economic Development Board of Singapore. The five-year period ends December 31, 2007. We do not currently record deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be a $51.0 million liability as of June 28, 2003.

Liquidity and Capital Resources

At July 3, 2004, our principal sources of liquidity included cash and current investments of $195.6 million as compared to the June 28, 2003 balance of $123.0 million. The cash and investments include amounts, which have been permanently reinvested into the Singapore operations. If we were to repatriate these amounts, they would be subject to U.S. Federal Income Tax. Net cash provided by operating activities was $89.6 million in fiscal year 2004, as compared to $69.5 million in the prior year period. The increase is primarily attributable to the increase in operating income. Our days sales outstanding were 58 days in the fourth quarter of fiscal year 2004 and 47 days in the fourth quarter of fiscal year 2003. Inventory turns decreased from 5.42 times in the fourth quarter of fiscal year 2003 to 5.17 times in the fourth quarter of fiscal year 2004.

Purchases for property and equipment were $8.6 million in fiscal year 2004 as compared to $5.7 million in the prior year period. These expenditures were primarily to support our testing facility in Singapore and the fabrication capabilities in our facility in Worcester, MA acquired with MNC.

In September 2001, we announced a stock repurchase program, which authorized the purchase, from time to time, of 2.0 million shares of our common stock on the market. In October 2002, we announced that our board of directors approved to increase the number of shares to be repurchased under this repurchase program to 3.0 million. From inception of this program through July 3, 2004, we had purchased 2.5 million shares for $54.2 million.

On March 1, 2004 we entered into a revolving credit loan agreement, which will terminate March 1, 2007. The revolving credit loan agreement allows us to draw down to a maximum balance of $20.0 million in increments of not less than $500,000. At our option, the unpaid balance shall bear interest at the available LIBOR Based Rate (as defined) or the Prime Based Rate (as defined). A commitment fee on the average daily unused portion of the revolving credit loan balance will be due and payable on a quarterly basis. The commitment fee will be between .20% (.0020) and .25% (.0025) based on the funded debt to EBITDA ratio calculated the previous quarter. There was no outstanding balance on our revolving credit loan agreement as of July 3, 2004.

In connection with the acquisition of Micro Networks Corporation (“MNC)” in fiscal year 2002, we entered into a revolving credit and term loan facility dated December 31, 2001. During the first three months of fiscal year 2004, we paid down $4.2 million of the term loan. During the second quarter of fiscal 2004, we made the final payment of $5.8 million on the term loan. This loan agreement was terminated in the third quarter of fiscal 2004. The facility enabled us to draw down $45.0 million under the term loan and $10.0 million under the revolving credit facility. At our option, the interest rate under the term loan was either (1) an annual base rate, which is the higher of (i) a rate of interest announced from time to time by the lenders’ administrative agent as the base rate (“Base Rate”) or (ii) the sum of the federal funds rate plus 0.5% per annum or (2) London Interbank Offer Rate (“LIBOR”) plus 1.75%. At our option, the interest rate under the revolving credit facility, was either (1) the Base Rate or (2) the LIBOR Rate plus a pre-formulated margin.

Our revolving credit loan agreement requires the maintenance of specified financial ratios, including a fixed charge coverage ratio, a funded debt to EBITDA ratio, a liquidity ratio, a minimum tangible net worth, and imposes financial limitations. In addition, the loan agreement restricts our ability to pay dividends to the holders of our common stock. At July 3, 2004 we were in compliance with all of these covenants.

On January 4, 2002, we acquired MNC, net of cash, for $74.9 million. We believe that by acquiring MNC we now have access to technology that will broaden our offering of silicon timing products to strengthen our position within strategic markets such as servers, storage systems and communications. In connection with the acquisition of MNC, we put in place a restructuring plan for the purpose of making MNC more efficient by combining facilities and moving some manufacturing operations offshore. The purchase price included $5.6 million in purchase accounting liabilities and write-down of fixed assets.

From the date of the acquisition until the end of fiscal 2004, one plant in Bloomfield, CT was shut down and the fixed assets associated were disposed of. Sixty-four manufacturing personnel, both line and management, were laid off. In addition we planned to move the assembly process to offshore plants.

The following tables summarizes the activity of the restructuring reserve since inception:

(in thousands)	Original Plan Date 1/2002	Utilization 2002	Balance 6/2002	Utilization 2003	Balance 6/2003	Utilization 2004	Adjustments 2004	Balance 6/2004
Plant Closing Costs	$1,214	$27	$1,187	$472	$715	$420	$223	$72
Personnel Costs	2,017	437	1,580	1,151	429	496	(67)	—
Write-down of Fixed Assets	2,407	—	—	—	—	—	—	—

Total	$5,638	$464	$2,767	$1,623	$1,144	$916	$156	$72

This reserve is included in “Accrued expense and other current liabilities” in the Balance Sheet. During fiscal year 2004, goodwill was adjusted due to the reversal of a portion of the restructuring reserve. During fiscal year 2003, goodwill was adjusted to reflect changes in estimated deferred taxes and an income tax refund of $2.5 million. The results of MNC have been included in the consolidated financial statements since the acquisition date.

In fiscal year 2001, we entered into an Investment and Stock Trade Agreement (the “Agreement”) with Maxtek Technology Co. Ltd (“Maxtek”), an international stocking representative in Taiwan and China. We invested $4.0 million and owned approximately 10% of Maxtek. The Agreement states that if

Maxtek fails to successfully complete a public offering by December 5, 2005, we, at our sole option, have the right to demand immediate repurchase of all 4.0 million shares, at the original purchase price plus accrued annual interest (commercial rate set by the Central Bank of China) during the said period. In fiscal 2004 we sold 25% of our initial investment in Maxtek resulting in a gain of $0.3 million. In fiscal 2003 we sold 50% of our initial investment in Maxtek resulting in a gain of $0.6 million. As of July 3, 2004, we owned 1.3 million shares, or approximately, 2.5% of Maxtek. Maxtek represented approximately 23% of our sales for fiscal year 2004, 20% in fiscal year 2003 and 19% in fiscal year 2002. Additionally, sales to Lacewood Corporation, representing business into Hong Kong and China, and Magic Island International representing business in Korea, entities that are commonly controlled by the owners’ of Maxtek, were 13% and 3% of our sales in fiscal year 2004, respectively. Sales to Lacewood were 21% in fiscal year 2003 and 18% in fiscal year 2002. These international stocking representatives sell to approximately 86 OEM end customers.

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

Off-Balance Sheet Arrangements

Our purchase obligations consist of purchase commitments with our manufacturers and are based on a six-month rolling forecast. The purchase commitments are utilized to ensure capacity at our various manufacturers.

Operating leases primarily consist of leased facilities that we utilize in various locations.

The following summarizes our significant contractual obligations and commitments as of July 3, 2004 (in thousands):

Contractual Obligations	Total	Less than 1 year	1 –3 years	4 –5 years	After 5 years
(in thousands)
Long-Term Debt	$82	$82	$—	$—	$—
Operating Leases	12,618	2,972	7,627	1,779	240
Purchase Obligations	20,960	20,960	—	—	—

Total	$33,660	24,014	$7,627	$1,779	$240

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

Inventory

Inventory is stated at the lower of cost or market. Cost is determined by the first in, first out (FIFO) method. We record a reserve for obsolete and unmarketable inventory based on assumptions of future demand and market conditions. Because many of our products have multiple applications and serve volatile markets, the recent sales history of any one product is not necessarily indicative of the future demand for such product. The reserve for obsolete and unmarketable inventory is therefore based on our collective judgment regarding the realistic and potential future demand for each product and is inherently subjective. The fact that our products have a long product life cycle and low holding costs increase the subjectivity because these factors extend the time frame in which we could potentially recover the costs of each product. Silicon timing devices are analog building block products and may be used across platforms of different technologies and generations of the same technology. There is limited technology risk on inventories because markets continue to exist for older products. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required.

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets acquired from business acquisitions. Prior to July 1, 2001, our goodwill was amortized using the straight-line method over its estimated useful life of seven years. SFAS No. 142, “Goodwill and Other Intangible Assets”, addresses, how goodwill and other intangible assets should be accounted for after they have been initially recorded in the financial statements. Under SFAS 142, goodwill and other indefinite life intangible assets are no longer amortized. Beginning July 1, 2001, we ceased the amortization of goodwill. Instead, at least on an annual basis, we review the recoverability of goodwill and other indefinite life intangible assets. Furthermore, SFAS 142 requires purchases of intangible assets, other than goodwill, to be amortized over their useful lives, unless these lives are determined to be indefinite. The impairment test for intangible assets with indefinite useful lives consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. We will use the two step method. We must first measure the carrying value to the fair value. To measure the fair value, many factors are considered, including historical and forecasted operating results and cash flows of the acquired businesses. After consideration of these factors, we will determine whether or not impairment exists to goodwill and other indefinite life intangibles. If impairment exists, then we will use step two and measure the amount of the impairment loss by comparing the implied fair value of the goodwill to the carrying value of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, the impairment loss shall be recognized in an amount equal to that excess. In addition, if an intangible asset that is not being amortized is subsequently determined to have a finite useful life, the asset shall be tested for impairment and that intangible asset shall then be amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization.

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

Revenues

Revenues from product sales are recognized as revenue upon shipment to the customer. Per contract, there are only two customers that have 5% right of return and price protection. These customers accounted for approximately 8% of revenues for fiscal 2004. Per shipment to these customers, we provide an allowance for the full 5% for any rights of return, as historically, the customers have utilized the full right of return. We also utilize historical data and consider market conditions to estimate an allowance for price protection. These products are semi-custom, prices are predetermined with the end customer, and accordingly, are substantially fixed at the time of sale. We recognize sales to these customers in accordance with criteria of SFAS No. 48, “Revenue Recognition When Right of Return Exists”, at the time of sale based on the following: The selling price is substantially fixed or determinable at the date of sale; the buyer is obligated to pay for the products; title of the products has transferred; the buyer has economic substance apart from us; we do not have further obligations to assist buyer in the resale of the product; and the returns can be reasonably estimated at the time of sale.

Income Taxes

Income tax expense includes U.S. federal, state and international income taxes and is computed in accordance with SFAS No. 109, “Accounting for Income Taxes”. Certain items of income and expense are not reported in income tax returns and financial statements in the same year. The income tax effects of these differences are reported as deferred income taxes. Valuation allowances are provided against deferred income tax assets if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We currently provide income taxes on the earnings of foreign subsidiaries to the extent those earnings are taxable in the local jurisdictions. The effective tax rate for fiscal years 2004, 2003 and 2002 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income for five years as stated in our agreement with the Economic Development Board of Singapore. The five-year period ends December 31, 2007. We do not currently record deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be a $70.8 million liability as of July 3, 2004.

Accounting for Stock Based Compensation

Stock options granted to employees typically have an exercise price equal to the fair market value of our common stock and vest ratably over four years. We apply APB 25 in accounting for stock option plans and as a result, generally no compensation expense is required to record. However, since the value of an option bears a direct relationship to our stock price, it is an effective incentive for management to create value for shareholders. We therefore view stock options as a critical component of its long-term performance-based compensation philosophy.

To calculate the pro forma effect of stock-based compensation consistent with SFAS no. 123, as amended by SFAS No. 148, we use the Black-Scholes option-pricing model. The assumptions used are expected volatility based upon the movement of the stock price since the grant date of the option, average expected option life based upon actual history of option grants being exercised, and risk free interest rate based upon current market price for loans of LIBOR plus.

Inflation

Inflation has not had a significant impact on our results of operations.

New Accounting Pronouncements

In February 2003, the Emerging Issues Task Force ratified Issue No. 00-21,”Revenue Arrangements with Multiple Deliverables,” (“Issue 00-21”). Issue 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. Issue 00-21 became effective for revenue arrangements entered into after June 30, 2003. The adoption of this EITF Issue did not have a material impact on our operating results.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a material impact on our operating results.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on our operating results.

In May 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease.” EITF Issue No. 01-08 provides guidance on how to determine if an arrangement contains a lease that is within the scope of SFAS 13, “Accounting for Leases.” The provisions of EITF Issue No. 01-08 will apply primarily to arrangements agreed to or committed to after the beginning of an entity’s next reporting period beginning after May 28, 2003, or previous arrangements modified after the beginning of an entity’s next reporting period beginning after May 28, 2003. The adoption of this EITF Issue did not have a material impact on our operating results.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51.” FIN 46 addresses consolidation by business enterprises of variable interest entities. The FASB then issued FIN 46(R), “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51,” which replaced FIN 46. Application of FIN 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after March 15, 2004. As of July 3, 2004 we had no investments in variable interest entities, therefore there was no impact upon adoption.

On December 17, 2003, the Securities and Exchange Commission (the “SEC”) issued SAB No. 104, Revenue Recognition (“SAB 104”), which supercedes SAB No. 101, Revenue Recognition in Financial Statements (“SAB 101”). SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the “FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The provisions of SAB 104 had no effect on our results of operations or financial position.

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

Interest Rate Risk

In connection with our bank agreement, we entered into an 18-month interest rate swap agreement with the same financial institution. The interest rate swap agreement essentially enabled us to manage the exposure to fluctuations in interest rates on a portion of our term loan.

Our term loan required us to pay interest based on a variable rate. Under the interest rate swap agreement; we were exchanging the variable rate interest on a portion of our term loan, equal to 50% of the outstanding loan amount, with a fixed rate of 5.0%. The interest rate swap agreement was in effect until June 2003, with the notional amount decreasing to $14.8 million over the effective period.

As a result of our early payoff of debt, the swap agreement was terminated in January 2003.

We do not use derivatives for trading or speculative purposes, nor are we party to leverage derivatives.

We had interest expense of $0.3 million for the fiscal year 2004. The potential increase in interest expense for fiscal year 2004 from a hypothetical 2% adverse change in variable interest rates would be approximately $0.1 million.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Integrated Circuit Systems, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Integrated Circuit Systems, Inc. and its subsidiaries at July 3, 2004 and June 28, 2003, and the results of their operations and their cash flows for each of the three years in the period ended July 3, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) on page 58 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Philadelphia, PA

September 10, 2004

Integrated Circuit Systems, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	July 3, 2004	June 28, 2003
Assets
Current Assets:
Cash and cash equivalents	$68,973	$118,038
Investments	126,606	5,000
Accounts receivable, net	45,717	31,501
Inventory, net	18,772	15,822
Deferred income taxes	22,759	16,451
Prepaid assets	6,309	4,842
Prepaid income taxes	—	2,474
Other current assets	880	6,309

Total current assets	290,016	200,437
Property and equipment, net	19,254	15,749
Intangibles	27,842	30,245
Goodwill	35,422	36,573
Long-term investments	5,000	32,000
Other assets	62	144

Total assets	$377,596	$315,148

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$82	$10,059
Accounts payable	17,557	10,836
Accrued salaries and bonuses	2,811	2,302
Accrued expenses and other current liabilities	5,707	8,553
Income taxes payable	3,576	—

Total current liabilities	29,733	31,750
Long-term debt, less current portion	—	—
Deferred income taxes	11,248	12,080
Other liabilities	390	495

Total liabilities	41,371	44,325

Commitments and contingencies
Shareholders’ Equity:
Preferred stock, $0.01 par, authorized 5,000; none issued	—	—
Common stock, $0.01 par, authorized 300,000: issued 72,701 and 71,284 shares as of July 3, 2004 and June 28, 2003 respectively	727	713
Additional paid in capital	282,569	258,428
Retained earnings	107,140	28,625
Deferred compensation	—	(731)
Treasury stock, at cost, 2,475 and 1,120 shares as of July 3, 2004 and June 28, 2003 respectively	(54,211)	(16,212)

Total shareholders’ equity	336,225	270,823

Total liabilities and shareholders’ equity	$377,596	$315,148

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Integrated Circuit Systems, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended
	July 3, 2004	June 28, 2003	June 29, 2002
# of fiscal weeks	53	52	52
Revenue	$272,140	$241,762	$182,654
Cost and expenses:
Cost of sales	108,764	97,665	76,304
Research and development	40,352	35,006	29,239
Selling, general and administrative	35,949	36,738	32,153
In process R&D	—	—	2,900
Amortization of intangibles	2,300	2,300	1,000

Operating income	84,775	70,053	41,058
Interest and other income	2,507	2,954	3,201
Interest expense	(266)	(1,466)	(1,109)

Income before income taxes	87,016	71,541	43,150
Income tax expense	8,501	10,465	5,372

Net income	$78,515	$61,076	$37,778

Basic net income per share:
Net Income	$1.12	$0.90	$0.57

Diluted net income per share:
Net Income	$1.08	$0.87	$0.54

Weighted average shares outstanding – basic	70,358	67,898	66,500
Weighted average shares outstanding – diluted	72,578	70,564	70,192

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Integrated Circuit Systems, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Retained Earnings (Deficit)	Deferred Compensation	Treasury Shares	Treasury Stock	Notes Receivable	Total Shareholders’ Equity
Balance at June 30, 2001	66,128	$661	$211,524	$(70,229)	$(2,722)	—	$—	$(181)	$139,053
Shares issued upon exercise of stock options	1,659	17	1,932	—	—	—	—	—	1,949
Tax benefits related to stock options	—	—	10,688	—	—	—	—	—	10,688
Shares issued by the Stock Purchase Plan	54	—	686	—	—	—	—	—	686
Purchase of treasury shares	—	—	—	—	—	(655)	(7,799)	—	(7,799)
Net income	—	—	—	37,778	—	—	—	—	37,778
Issuance of stock options	—	—	2,699	—	(2,699)	—	—	—	—
Other	—	—	2	—	1,433	—	—	181	1,616

Balance at June 29, 2002	67,841	678	227,531	(32,451)	(3,988)	(655)	(7,799)	—	183,971
Shares issued upon exercise of stock options	3,389	34	13,313	—	—	—	—	—	13,347
Tax benefits related to stock options	—	—	19,516	—	—	—	—	—	19,516
Shares issued by the Stock Purchase Plan	54	1	804	—	—	—	—	—	805
Purchase of treasury shares	—	—	—	—	—	(465)	(8,413)	—	(8,413)
Net Income				61,076	—	—	—	—	61,076
Deferred compensation	—	—	(2,738)	—	3,257	—	—	—	519
Other	—	—	2	—	—	—	—	—	2

Balance at June 28, 2003	71,284	713	258,428	28,625	(731)	(1,120)	(16,212)	—	270,823
Shares issued upon exercise of stock options	1,378	14	10,443	—	—	—	—	—	10,457
Tax benefits related to stock options	—	—	12,793	—	—	—	—	—	12,793
Shares issued by the Stock Purchase Plan	39	—	898	—	—	—	—	—	898
Purchase of treasury shares	—	—	—	—	—	(1,355)	(37,999)	—	(37,999)
Net income	—	—	—	78,515	—	—	—	—	78,515
Deferred compensation	—	—	—	—	731	—	—	—	731
Other	—	—	7	—	—	—	—	—	7

Balances at July 3, 2004	72,701	$727	$282,569	$107,140	$—	(2,475)	$(54,211)	$—	$336,225

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Integrated Circuit Systems, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	July 3, 2004	June 28, 2003	June 29, 2002
Cash flows from operating activities:
Net income	$78,515	$61,076	$37,778
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	8,436	8,583	6,912
Amortization of deferred finance charge	138	149	68
Amortization of bond premiums/discounts	(265)	—	17
Amortization of deferred compensation	731	519	1,433
(Gain) loss on sale of operating assets and investments	(930)	(804)	(315)
Write-off on in-process R&D	—	—	2,900
Tax benefit of stock options	12,793	20,202	10,688
Deferred income taxes	(7,140)	(562)	(3,201)
Changes in assets and liabilities:
Accounts receivable	(14,216)	(2,760)	5,466
Inventory	(2,950)	2,734	3,547
Other assets, net	3,969	(4,825)	(3,471)
Accounts payable, accrued expenses and other liabilities	4,551	(5,074)	4,686
Income taxes payable	6,050	(9,756)	(3,499)

Net cash provided by operating activities	89,682	69,482	63,009

Cash flows from investing activities:
Capital expenditures	(8,587)	(5,722)	(3,428)
Proceeds from sale of fixed assets	62	99	136
Proceeds from maturities of marketable securities	145,056	36,635	31,000
Proceeds from sale of investment in Maxtek	1,324	2,578
Purchases of marketable securities	(239,925)	(35,174)	(64,019)
Acquisition of Micro Networks Corporation, net of cash acquired	—	2,345	(77,269)

Net cash provided by (used in) investing activities	(102,070)	761	(113,580)

Cash flows from financing activities:
Repayments of long-term debt	(9,977)	(32,199)	(6,080)
Proceeds from exercise of stock options	10,457	13,347	1,949
Proceeds from stock purchase plan	898	805	686
Proceeds from long-term debt	—	—	45,000
Deferred financing charges	(56)	—	(330)
Purchase of treasury stock	(37,999)	(8,413)	(7,799)

Net cash provided by (used in) financing activities	(36,677)	(26,460)	33,426

Net increase (decrease) in cash	(49,065)	43,783	(17,145)
Cash and cash equivalents:
Beginning of year	118,038	74,255	91,400

End of year	$68,973	$118,038	$74,255

Supplemental disclosures of cash information:
Cash payments (receipts) during the period for:
Interest	$161	$1,091	$1,021

Income taxes (refunded)	$(5,115)	$(2,503)	$(252)

Supplemental disclosures for non-cash information:
Capital lease of equipment	$171	$—	$98

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Consolidation Policy

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated.

Reporting Periods

Our fiscal year is a 52/53 week operating cycle that ends on the Saturday nearest June 30. The period ending July 3, 2004 is a 53 week period. All other periods presented herein represent a 52-week operating cycle.

Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less at purchase to be cash equivalents. Cash and cash equivalents at July 3, 2004 consist of cash, money market funds and commercial paper.

Investments

Investments at July 3, 2004 and June 28, 2003 consist of debt securities. We have the intent and the ability to hold all of our debt securities until maturity and have recorded them at amortized cost.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined by the first in, first out (FIFO) method. We record a reserve for obsolete and unmarketable inventory based on assumptions of future demand and market conditions. Because many of our products have multiple applications and serve volatile markets, the recent sales history of any one product is not necessarily indicative of the future demand for such product. The reserve for obsolete and unmarketable inventory is therefore based on our collective judgment regarding the realistic and potential future demand for each product and is inherently subjective. The fact that our products have a long product life cycle and low holding costs increases the subjectivity because these factors extend the time frame in which we could potentially recover the costs of each product. Silicon timing devices are analog building block products and may be used across platforms of different technologies and generations of the same technology. There is limited technology risk on inventories because markets continue to exist for older products. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required.

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

Deferred Financing Costs

In fiscal year 2002 we entered into a term loan facility. Costs incurred in connection with this term loan were being amortized over the life of the loan, three years. This loan agreement was terminated in the third quarter of fiscal 2004, and we entered into a new facility.

In March 2004, we entered into a new revolving credit and term facility. Costs incurred in connection with this term loan are being amortized over the life of the loan, three years. Accumulated amortization was $6,200 with approximately $50,000 remaining to be amortized as of July 3, 2004.

Goodwill and Other Indefinite Lived Intangible Assets

Goodwill represents the excess of cost over fair value of net assets acquired from business acquisitions. Prior to July 1, 2001, all goodwill was amortized using the straight-line method over its estimated useful life of seven years. SFAS No. 142, “Goodwill and Other Intangible Assets” addresses how goodwill and other intangible assets should be accounted for after they have been initially recorded in the financial statements. Under SFAS 142, goodwill and other indefinite life intangible assets are no longer amortized. Beginning July 1, 2001, we ceased the amortization of goodwill. SFAS 142 requires goodwill to be tested for impairment at least on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Furthermore, SFAS 142 requires purchases of intangible assets, other than goodwill, to be amortized over their useful lives, unless these lives are determined to be indefinite. The impairment test for intangible assets with indefinite useful lives consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. The fair value of the indefinite live intangible was determined using the relief from royalty method.

We perform goodwill impairment tests in the fourth quarter of each fiscal year for each reporting unit. We use the two-step method. We have allocated nearly all the goodwill to one reporting unit as it resulted from the MNC acquisition. The process of evaluating the potential impairment of goodwill can be subjective and may require experienced judgment during the analysis. We use the two-step method to measure impairment loss. The first step compares the fair value of the reporting units with its carrying amount, including goodwill. The second step is only necessary if the fair value of the reporting unit is less than its carrying value. Used in the valuations were assumptions of growth rates and profitability for the reporting unit based on market data, cost cutting plans and internal forecasts based on product development plans. We used a combination of two valuation methods, discounted cash flow and quoted market price, to determine fair value of the reporting unit.

At this time we determined that no goodwill or indefinite life intangibles impairment was required.

At July 3, 2004, we have $35.4 million of goodwill and $18.4 million of indefinite lived intangible assets. The decrease in goodwill in fiscal 2004 from the prior year was a result of the reversal of a portion of the restructuring reserve recorded in connection with the MNC acquisition. No impairment of goodwill or other indefinite lived intangible assets existed at July 3, 2004. We had no indefinite lived intangible assets prior to the acquisition of MNC.

The following table summarizes the activity in goodwill during fiscal year 2004:

(in thousands)
Balance at June 28, 2003	$36,573
Reversal of restructuring reserve	$(1,151)
Balance at July 3, 2004	$35,422

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

Revenue Recognition

Revenues from product sales are recognized as revenue upon shipment to the customer. Per contract, there are only two customers that have 5% right of return and price protection. These customers accounted for approximately 8% of revenues for fiscal 2004, 5% of revenues in fiscal 2003 and 6% of revenues in fiscal 2002. Per shipment to these customers, we provide an allowance for the full 5% for any rights of return, as historically, the customers have utilized the full right of return. We also utilize historical data and consider market conditions to estimate an allowance for price protection. These products are semi-custom, prices are predetermined with the end customer, and accordingly, are substantially fixed at the time of sale. We recognize sales to these customers in accordance with criteria of SFAS No. 48, “Revenue Recognition When Right of Return Exists”, at the time of sale based on the following: The selling price is substantially fixed or determinable at the date of sale; the buyer is obligated to pay for the products; title of the products has transferred; the buyer has economic substance apart from us; we do not have further obligations to assist buyer in the resale of the product; and the returns can be reasonably estimated at the time of sale.

Concentration of Credit Risk

We sell our products primarily to original equipment manufacturers (“OEMs”) and distributors in North America, Europe and the Pacific Rim. We perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. For the fiscal year ended July 3, 2004 three customers, Lacewood Corporation, formerly known as Maxtech Corporation Limited, Maxtek Technology Co. Ltd (“Maxtek”), and Magic Island International represented 23%, 13%, and 3% of our revenues respectively. These same customers, who are commonly controlled, accounted for 7%, 22%, and 8% of our total accounts receivable as of July 3, 2004, respectively. For fiscal years 2003 and 2002, Maxtek represented 20% and 19% of our revenues respectively, and accounted for 10% and 22% of our total accounts receivable respectively. Lacewood represented 21% of our revenue and 17% of our total accounts receivable in fiscal year 2003 and 18% of our revenue and 15% of our total accounts receivable in fiscal year 2002. These international stocking representatives sell to approximately 86 OEM end customers. We also have a substantial concentration of credit risk in the PC motherboard industry. Refer to Note 16 for geographic information.

Cash deposits are maintained with financial institutions in excess of federally insured limits.

In order to mitigate investment risk, our policy requires all short-term investments bear at least AA from Standard & Poor’s or Aa2 from Moody’s investor service.

Income Taxes

Income tax expense includes U.S. federal, state and international income taxes and is computed in accordance with SFAS No. 109, “Accounting for Income Taxes”. Certain items of income and expense are not reported in income tax returns and financial statements in the same year. The income tax effects of these differences are reported as deferred income taxes. Valuation allowances are provided against deferred income tax assets, which are not likely to be realized. We currently provide income taxes on the earnings of foreign subsidiaries to the extent those earnings are taxable in the local jurisdictions. The effective tax rate for fiscal years 2004, 2003 and 2002 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income for five years as stated in our agreement with the Economic Development Board of Singapore. The five-year period ends December 31, 2007. We do not currently record deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be a $70.8 million liability as of July 3, 2004.

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

Accounting for Stock-Based Compensation

We have adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, and continue to apply Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options issued to employees and directors. Stock options granted to employees typically have an exercise price equal to the fair market value of our common stock and vest ratably over four years. However, since the value of an option bears a direct relationship to our stock price, it is an effective incentive for management to create value for shareholders. We therefore view stock options as a critical component of its long-term performance-based compensation philosophy.

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

	2004	2003	2002
Net Income:
As Reported	$78,515	$61,076	$37,778
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects (1)	475	1,158	931
Deduct: Total stock-based employee expense determined under the fair value based method for all awards, net of related tax effects (2)	21,102	18,230	12,308
Pro forma	$57,888	$44,004	$26,401
Basic earnings per common share:
As Reported	$1.12	$0.90	$0.57
Pro forma	$0.82	$0.65	$0.40
Diluted earnings per common share:
As Reported	$1.08	$0.87	$0.54
Pro forma	$0.81	$0.63	$0.38
Diluted common shares:
As Reported	72,578	70,564	70,192
Pro forma	71,389	69,548	68,858

(1)	In the Company’s Form 10-K for the year ended June 28, 2003, the stock-based employee compensation expense included in reported net earnings was reported as $1,781 and $1,433 for the years ended June 28, 2003 and June 29, 2002, respectively. These amounts have been adjusted as shown above to provide for the related tax effects.

(2)	In the Company’s Form 10-K for the year ended June 28, 2003, the stock-based employee compensation expense determined under the fair value based method was reported as $28,046 and $18,935 for the years ended June 28, 2003 and June 29, 2002, respectively. These amounts have been adjusted as shown above to provide for the related tax effects.

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

The following assumptions were used to determine the fair value of stock options granted using the Black-Scholes option-pricing model:

	2004	2003	2002
Dividend yield	0%	0%	0%
Expected volatility	76%	85%	92%
Average expected option life	6 years	5 years	5 years
Risk-free interest rate	3.1%	4.6%	3.8%

Reclassification of Accounts

Certain prior year balances have been reclassified to conform to the current year classifications.

Other Comprehensive Income

Our reported net income for all periods presented is the same as our comprehensive income since there were no items of other comprehensive income or loss for any of the periods covered by these financial statements.

Research and Development

Research and development costs consist primarily of the salaries and related expenses of engineering employees engaged in research, design and development activities, costs related to design tools, supplies and services and facilities expenses.

New Accounting Pronouncements

In February 2003, the Emerging Issues Task Force ratified Issue No. 00-21,”Revenue Arrangements with Multiple Deliverables,” (“Issue 00-21”). Issue 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. Issue 00-21 became effective for revenue arrangements entered into after June 30, 2003. The adoption of this EITF Issue did not have a material impact on our operating results.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a material impact on our operating results.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on our operating results.

In May 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease.” EITF Issue No. 01-08 provides guidance on how to determine if an arrangement contains a lease that is within the scope of SFAS 13, “Accounting for Leases.” The provisions of EITF Issue No. 01-08 will apply primarily to arrangements agreed to or committed to after the beginning of an entity’s next reporting period beginning after May 28, 2003, or previous arrangements modified after the beginning of an entity’s next reporting period beginning after May 28, 2003. The adoption of this EITF Issue did not have a material impact on our operating results.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51.” FIN 46 addresses consolidation by business enterprises of variable interest entities. The FASB then issued FIN 46(R), “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51,” which replaced FIN 46. Application of FIN 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after March 15, 2004. As of July 3, 2004 we had no investments in variable interest entities, therefore there was no impact upon adoption.

On December 17, 2003, the Securities and Exchange Commission (the “SEC”) issued SAB No. 104, Revenue Recognition (“SAB 104”), which supercedes SAB No. 101, Revenue Recognition in Financial Statements (“SAB 101”). SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the “FAQ”) issued with SAB 101 that had been codified in SEC Topic 13,

Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The provisions of SAB 104 had no effect on our results of operations or financial position.

(2) Acquisition

On January 4, 2002, we acquired Micro Networks Corporation (“MNC”) for $74.9 million, net of cash acquired. We acquired MNC to gain access to technology that we believe will enhance the performance of our silicon timing products, strengthening our position within existing strategic markets such as servers and storage systems. In connection with the acquisition of MNC, we began a restructuring plan that involved moving certain manufacturing operations offshore, reducing its workforce and combining facilities. In connection with the acquisition of MNC, we put in place a restructuring plan for the purpose of making MNC more efficient by combining facilities and moving some manufacturing operations offshore, which is still in process. The purchase price includes $5.6 million in purchase accounting liabilities and write-down of fixed assets.

From the date of the acquisition until the end of fiscal 2003, one plant in Bloomfield, CT was shut down and the fixed assets associated were disposed of. Sixty-four manufacturing personnel, both line and management, were laid off. In addition we planned to move the assembly process to offshore plants. During fiscal year 2004, goodwill was adjusted due to the reversal of a portion of the restructuring reserve.

The following tables summarizes the activity of the restructuring reserve since inception:

(in thousands)	Original Plan Date 1/2002	Utilization 2002	Balance 6/2002	Utilization 2003	Balance 6/2003	Utilization 2004	Adjustments 2004	Balance 6/2004
Plant Closing Costs	$1,214	$27	$1,187	$472	$715	$420	$223	$72
Personnel Costs	2,017	437	1,580	1,151	429	496	(67)	—
Write-down of Fixed Assets	2,407	—	—	—	—	—	—	—

Total	$5,638	$464	$2,767	$1,623	$1,144	$916	$156	$72

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

January 4, 2002
Accounts receivable	$6,849
Inventory	12,005
Other current assets, net of cash acquired	3,503
Deferred tax asset	1,275
Property, plant and equipment	9,803
Intangible assets	36,300
Goodwill	35,946

Total assets acquired	105,681

Current liabilities	(12,981)
Long-term debt	(2,530)
Deferred tax liabilities	(15,246)

Total liabilities acquired	(30,757)

Net assets acquired	$74,924

Of the $36.3 million of acquired intangible assets, $2.9 million was assigned to research and development assets that were written off at the date of acquisition. The remaining $33.4 million of intangible assets include a customer base valued at $12.0 million (6 year weighted-average useful life); a trade name valued at $3.0 million (ten year weighted-average useful life) and developed technology valued at $18.4 million (indefinite useful life). Amortization of the customer base for fiscal years 2004, 2003, and 2002, was $2.0 million, $2.0 million and $1.0 million, respectively. Amortization of the trade name, which commenced in fiscal year 2003, was $0.3 million and $0.3 million for fiscal years 2004 and 2003, respectively.

Future amortization amounts are as follows as of July 3, 2004 (in thousands):

2005	2,300
2006	2,300
2007	2,300
2008	1,300
2009 and after	1,200

$9,400

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

(3) Other Agreements

In fiscal year 1998, we entered into a non-transferable and non-exclusive license with Philips Electronics to use their technical information for data transmission systems. In consideration of the licenses and rights granted we have expensed and paid approximately $1.2 million in licensing fees during fiscal year 2004, $1.4 million during fiscal year 2003, and $1.0 million during fiscal year 2002. The expense is included in our research and development expense in the Statements of Operations.

(4) Investments

During fiscal years 2004 and 2003 we invested in debt securities, which we intend to hold to maturity, and are carried at amortized cost. We also have investments in two privately held companies that are carried at cost. The carrying cost of one investment was $1.0 million as of July 3, 2004 and $2.0 million as of June 28, 2003. Our percent ownership of this company was 2.5% as of July 3, 2004 and 5.0% as of June 28, 2003. The other investment was made during fiscal 2004 and is carried at a cost of $5.0 million. Our percent ownership of this company was 0.7% as of July 3, 2004.

Aggregate annual maturities of debt securities as of July 3, 2004 (in thousands):

2005	$125,605
2006	—
2007	—
2008	—
2009 and beyond	—

$125,605

We have an unrealized gain of $0.2 million as of July 3, 2004.

(5) Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	July 3, 2004	June 28, 2003
Accounts receivable	$47,209	$33,515
Less: allowance for returns and doubtful accounts	(1,492)	(2,014)

	$45,717	$31,501

(6) Inventory

The components of inventories are as follows (in thousands):

	July 3, 2004	June 28, 2003
Raw Materials	$8,237	$6,972
Work-in-process	7,953	8,761
Finished parts	9,296	8,579
Less: obsolescence reserve	(6,714)	(8,490)

Inventory, net	$18,772	$15,822

(7) Property and Equipment

Property and equipment consists of the following (in thousands):

	July 3, 2004	June 28, 2003
Land	$170	$170
Building and improvements	1,005	948
Machinery and equipment	42,577	35,738
Furniture and fixtures	2,864	2,803
Leasehold improvements	5,563	5,230
Capital leases	171	1,252

	52,350	46,141
Less: accumulated depreciation and amortization	(33,096)	(30,392)

Property and equipment, net	$19,254	$15,749

Depreciation and amortization expense related to property and equipment was $6.0 million, $6.3 million, and $5.9 million in fiscal years 2004, 2003 and 2002, respectively.

(8) Other Balance Sheet Accounts

Other current assets consists of the following (in thousands):

	Year Ended
	July 3, 2004	June 28, 2003
Due from employee stock option exercise	$181	$4,201
Other	699	2,108

	$880	$6,309

Accrued expenses and other current liabilities consists of the following (in thousands):

	Year Ended
	July 3, 2004	June 28, 2003
Legal accruals	20	1,823
Accrued restructuring expense	72	1,144
Accrued commission	1,688	994
Other	3,927	4,592

	$5,707	$8,553

(9) Debt

On March 1, 2004 we entered into a revolving credit loan agreement, which will terminate March 1, 2007. The revolving credit loan agreement allows us to draw down to a maximum balance of $20.0 million in increments of not less than $500,000. At our option, the unpaid balance shall bear interest at the available LIBOR Based Rate (as defined) or the Prime Based Rate (as defined). A commitment fee on the average daily-unused portion of the revolving credit loan balance will be due and payable on a quarterly basis. The commitment fee will be between .20% (.0020) and ..25% (.0025) based on the funded debt to EBITDA ratio calculated the previous quarter. There was no outstanding balance on our revolving credit loan agreement as of July 3, 2004.

In connection with the acquisition of Micro Networks Corporation (“MNC”) in Fiscal 2002, we entered into a revolving credit and term loan facility dated December 31, 2001. During the first three months of fiscal year 2004, we paid down $4.2 million of the term loan. During the second quarter of fiscal 2004, we made the final payment of $5.8 million on the term loan. This loan agreement was terminated in the third quarter of fiscal 2004. The facility enabled us to draw down $45.0 million under the term loan and $10.0 million under the revolving credit facility. At our option, the interest rate under the term loan was either (1) an annual base rate, which is the higher of (i) a rate of interest announced from time to time by the lenders’ administrative agent as the base rate (“Base Rate”) or (ii) the sum of the federal funds rate plus 0.5% per annum or (2) London Interbank Offer Rate (“LIBOR”) plus 1.75%. At our option, the interest rate under the revolving credit facility, was either (1) the Base Rate or (2) the LIBOR Rate plus a pre-formulated margin.

In connection with our bank agreement, we entered into an 18-month interest rate swap agreement with the same financial institution. The interest rate swap agreement essentially enabled us to manage the exposure to fluctuations in interest rates on a portion of our term loan.

Our term loan required us to pay interest based on a variable rate. Under the interest rate swap agreement we exchanged the variable rate interest on a portion of our term loan, equal to 50% of the outstanding loan amount, with a fixed rate of 5.0%. The interest rate swap agreement was in effect until June 2003, with the notional amount decreasing to $14.8 million over the effective period. The swap agreement was terminated in January 2003 with a payment of $170,000. The $170,000 was included in interest expense.

Senior debt consisted of the following (in thousands):

	July 3, 2004	June 28, 2003
Revolving credit facility at LIBOR plus 1.75 (LIBOR was 2.34% at July 3, 2004)	—	$10,000
Capital lease obligations and other	82	59

	$82	$10,059
Less current portion	82	10,059

Long-term debt, less current portion	$—	$—

Our revolving credit loan agreement requires the maintenance of specified financial ratios, including a fixed charge coverage ratio, a funded debt to EBITDA ratio, a liquidity ratio, a minimum tangible net worth, and imposes financial limitations. The current revolving credit loan agreement also restricts our ability to pay dividends to the holders of our common stock. At July 3, 2004 we were in compliance with all of these covenants.

(10) Lease Obligations

We lease certain of our facilities under operating lease agreements, some of which have renewal options.

Rental expense under operating lease agreements was $4.0 million, $3.5 million and $3.4 million in 2004, 2003 and 2002, respectively.

Future minimum lease commitments under our operating leases are as follows as of July 3, 2004 (in thousands):

2005	$2,972
2006	2,950
2007	2,586
2008	2,091
2009 and after	2,019

$12,618

Sublease income under all operating lease agreements was $0.9 million, $0.9 million, and $1.1 million in fiscal years 2004, 2003 and 2002, respectively. Future amounts due under the subleases are as follows as of July 3, 2004 (in thousands):

2005	$793
2006	650
2007	233
2008	—
2009 and after	—

$1,676

(11) Fair Value of Financial Instruments

We have estimated the fair value of our financial instruments using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, accounts receivable and accounts payable – The carrying amounts of these items approximate their fair values at July 3, 2004 due to the short-term maturities of these instruments.

Long-term debt – Interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which quoted market prices are not available. The carrying value of this item is not materially different from its fair value on July 3, 2004 due to the variable interest rate of this debt.

Interest rate swap agreement – In connection with our bank agreement, on December 31, 2001 we entered into an 18-month interest rate swap agreement with one of the same financial institutions. The interest rate swap agreement essentially enables us to manage the exposure to fluctuations in interest rates on a portion of our term loan. This agreement was paid off January 2003.

(12) Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended
	July 3, 2004	June 28, 2003	June 29, 2002
Current tax expense (benefit):
Federal	$2,260	$10,086	$6,984
State	997	979	1,089
Foreign	(72)	(38)	500

Total current	$3,185	$11,027	$8,573

Deferred tax expense (benefit):
Federal	$7,085	$(926)	$(2,658)
State	(2,155)	77	(543)
Foreign	386	287	—

Total deferred	5,316	(562)	(3,201)

Total income tax expense	$8,501	$10,465	$5,372

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	Fiscal Year Ended
	July 3, 2004	June 28, 2003
Deferred tax assets:
Accounts receivable allowances	$222	$776
Inventory valuation	2,244	2,686
Disqualified disposition exercises of options	—	—
Other compensation charges	658	340
Net state operating loss carry forward	3,917	3,742
Net federal operating loss carry forward	10,450	9,738
Capital loss carry forward	—	3,360
Depreciation	—	918
Federal tax credits	6,367	—
State tax credits	3,316	—
Accrued expenses and other	872	1,993

Gross deferred tax assets	28,046	23,553
Less: valuation allowance	3,719	7,102

Deferred tax asset	24,327	16,451
Deferred tax liabilities:
Intangibles	10,038	11,085
Depreciation	372	—
Prepaid expenses	389	—
Singapore deferred taxes	674	—
Federal impact of state tax attributes	1,343	—
Other	—	995

Deferred tax liabilities	12,816	12,080

Net deferred tax asset (liability)	$11,511	$4,371

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

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, potential limitations with respect to the utilization of loss carry forwards and tax planning strategies in making this assessment. Based upon the projections for future taxable income over the periods which deferred tax assets are deductible and the potential limitations of loss and credit carry forwards, management believes it is more likely than not that we will realize these deductible differences, net of existing valuation allowances (both federal and state) at July 3, 2004. We periodically reassess and re-evaluate the status of our recorded deferred tax assets. We currently provide income taxes on the earnings of foreign subsidiaries to the extent those earnings are taxable in the local jurisdictions. The effective tax rate for fiscal years 2004, 2003 and 2002 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income through December 31, 2007. This is stated in our agreement with the Economic Development Board of Singapore. The pioneer status is contingent upon ICS meeting certain investment criteria in fixed assets, personnel, and technology. We do not currently record deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be a $70.8 million liability as of July 3, 2004.

Pretax income from foreign operations was $57.5 million in fiscal 2004, $42.0 million in fiscal 2003 and $32.2 million in fiscal 2002. Pretax income from domestic operations was $29.5 million in fiscal 2004, $29.5 million in fiscal 2003 and $11.0 million in fiscal 2002.

The actual tax expense differs from the “expected” tax expense computed by applying the statutory Federal corporate income tax rate of 35% in all fiscal years to income before income taxes as follows (in thousands):

	Year Ended
(in thousands)	July 3, 2004	June 28, 2003	June 29, 2002
Earnings Before Income Taxes	$87,016	$71,541	$43,150
Computed Expected Tax Expense	30,456	25,039	15,103
State Taxes (net of Federal Income tax benefit)	(1,158)	666	353
Effects of lower foreign tax rates	(18,988)	(13,792)	(10,588)
Federal research and development credits	(2,718)	—	—
Increase in the valuation allowance	680	160	520
Other	229	(1,608)	(16)
	$8,501	$10,465	$5,372
Basic per share effect of tax holiday	$0.27	$0.20	$0.16
Diluted per share effect of tax holiday	$0.26	$0.20	$0.15
Weighted average shares outstanding – basic	70,358	67,898	66,500
Weighted average shares outstanding – diluted	72,578	70,564	70,192

The effect of lower foreign tax rates is due to our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income for five years.

As of July 3, 2004 we have federal operating loss carry forwards of $29.9 million, which begin expiring in 2021. As of July 3, 2004, we have state operating loss carry forwards of approximately $85.4 million, which begin expiring in 2004. We have provided a full valuation allowance against a portion of the state operating loss carry forwards where it is more likely than not that those carry forwards will not be utilized. We currently provide income taxes on the earnings of foreign subsidiaries to the extent those earnings are taxable or are expected to be remitted in the local jurisdictions.

(13) Employee Benefit Plans

We have a bonus plan, which covers permanent full-time exempt employees with at least six months of service. Bonuses under this plan are based on achieving specified revenue, operating and profit objectives. Amounts charged to operating expense for the plan were $5.1 million, $4.8 million and $2.9 million in fiscal years 2004, 2003 and 2002, respectively.

We have a 401(k) employee savings plan, which provides for contributions to be held in trust by corporate fiduciaries. Employees are permitted to contribute up to 18% of their annual compensation. Under the plan, we make matching contributions equal to 150% of the first 1% contributed, 125% of the second 1% contributed, 100% of the third 1% contributed, 75% of the fourth 1% contributed and 50% of the next 2% up to a maximum of 6% of annual compensation, subject to IRS limits. The matching amounts contributed and charged to expense were $1.3 million in fiscal year 2004, $1.3 million in fiscal year 2003, and $0.9 million in fiscal year 2002.

(14) Shareholders’ Equity

Treasury Stock

In September 2001, we announced a stock repurchase program, which authorized the purchase, from time to time, of 2.0 million shares of our common stock on the market. In October 2002, we announced that our board of directors approved to increase the number of shares to be repurchased under this repurchase program to 3.0 million. As of July 3, 2004, we had purchased 2.5 million shares for $54.2 million.

Employee Stock Purchase Plan

We authorized 500,000 shares of common stock under our employee stock purchase plan (“ESPP”). The ESPP permits employees to purchase common stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the common stock at the beginning or end of each three-month offering period. Shares purchased by and distributed to participating employees were 39,529 in fiscal 2004, 53,206 in fiscal 2003 and 53,668 in fiscal 2002 at weighted average prices of $22.72, $15.15 and $12.78, respectively.

2002 Equity Incentive Plan

In October 2002, our board of directors approved the 2002 Employees’ Equity Incentive Plan (“2002 Plan”). The 2002 Plan provides for grants of non-qualified stock options, stock appreciation rights, restricted stock and performance awards to employees of the Company and its subsidiaries, persons to whom an offer of employment has been extended and others performing services for the Company or a subsidiary, but does not permit any grants to our officers and directors. The compensation committee of our board of directors will administer the 2002 Plan, including determining the exercise price and other terms and conditions of options granted under the 2002 Plan. The maximum term for exercise of options granted under the 2002 Plan is ten years from the date of grant. Three million shares of our common stock are available for issuance under the 2002 Plan, subject to adjustment in the event of a reorganization, merger or similar change in our corporate structure or change in the shares of common stock. As of July 3, 2004 there were 2.1 million options issued and outstanding under the 2002 Plan.

2000 Long-Term Equity Incentive Plan

In May 2000, the 2000 Long-Term Equity Incentive Plan was approved, ratified and adopted (the “2000 Plan”). The equity incentive plan provides for grants of stock options, stock appreciation rights, restricted stock and performance awards. Directors, officers and other employees of our Company and its subsidiaries and persons who engage in services for us are eligible for grants under the plan. The purpose of the equity incentive plan is to provide these individuals with incentives to maximize shareholder value and otherwise contribute to our success and to enable us to attract, retain and reward the best available persons for positions of responsibility. The Compensation Committee has discretion to set the terms of awards granted under the 2000 Plan, including vesting terms. Typically, options which have been granted under the 2000 Plan vest over 4 years. Under the 2000 Plan 8.4 million shares of our common stock are available for issuance, subject to adjustment in the event of a reorganization, merger or similar change in our corporate structure or change in the outstanding shares of common stock. As of July 3, 2004 there were 4.3 million options issued and outstanding under the 2000 Plan.

1999 Plan

In May 1999, the 1999 Stock Option Plan was adopted (the “1999 Plan”). The equity plan provided for periodic grants of options to purchase our common stock. These options will vest upon the fulfillment of certain conditions, the passage of a specified period of time and our achievement of certain performance goals, as determined by our board of directors. All of the unvested options of any terminated employee will expire upon termination, and the exercise period of all vested options will be reduced to sixty days following the date of termination. We and certain investors have the right to repurchase shares of our common stock issued upon the exercise of options granted under the 1999 Plan if any employee ceases to be employed by us. No future grants will be made under the 1999 Plan. As of July 3, 2004 there were 919,000 options issued and outstanding under the 1999 Plan.

Stock option transactions during fiscal years 2002, 2003 and 2004 are summarized as follows (in thousands, except price per share):

1999, 2000 and 2002 Plans	Options Available For Grant Under The Plans	Options Outstanding	Weighted Average Exercise Price
Common Share:
Balance June 30, 2001	6,052	7,320	$2.70
Shares reserved	661	—	—
Granted	(4,239)	4,239	18.71
Exercised	—	(1,659)	1.17
Terminated	292	(292)	3.59
Cancelled shares	(153)	—	—

Balance June 29, 2002	2,613	9,608	$9.85
Shares reserved	3,673	—	—
Granted	(2,490)	2,490	21.62
Exercised	—	(3,390)	3.94
Terminated	667	(667)	16.08
Cancelled shares	(31)	—	—

Balance June 28, 2003	4,432	8,041	$15.72
Shares reserved	703	—	—
Granted	(1,321)	1,321	28.62
Exercised	—	(1,378)	8.09
Terminated	635	(635)	21.55
Cancelled shares	—	—	—

Balance July 3, 2004	4,449	7,349	$18.78

As of July 3, 2004, options for 2.8 million shares were exercisable at exercise prices ranging from $0.1299 to $32.05 at an aggregate exercise price of $35.4 million. Income tax benefits attributable to non-qualified stock options exercised and disqualifying dispositions of incentive stock options are credited to equity when such options are exercised.

Options Outstanding				Options Exercisable
Range of Exercise Price	Outstanding as of 7/3/2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of 7/3/2004	Weighted Average Exercise Price
$ 0.00 - $3.53	961,957	5.1	$0.91	961,957	$0.91
$10.58 - $14.10	210,644	6.3	11.09	118,721	11.06
$14.10 - $17.63	361,650	6.7	16.71	179,275	16.90
$17.63 - $21.15	2,497,672	7.6	18.95	951,872	19.04
$21.15 - $24.68	2,246,850	8.7	22.18	531,075	22.00
$24.68 - $28.20	427,550	9.4	27.43	1,250	26.63
$28.20 - $31.73	403,000	9.2	29.69	11,750	28.82
$31.73 - $35.25	240,000	9.3	33.02	1,000	32.05

	7,349,323	7.8	$18.78	2,756,900	$12.85

The per share weighed-average fair value of stock options issued is as follows:

	2004	2003	2002
Option Price = FMV	$18.59	$15.09	$19.01
Option Price > FMV	—	—	—
Option Price < FMV	—	—	$12.61

During fiscal year 2002, approximately 0.2 million shares were issued below fair market value. These shares were subsequently cancelled during fiscal year 2003. Prior to our Initial public offering (IPO), we issued options at what we believed was fair market value. As these options were granted within six months of our IPO, we recorded deferred compensation as the difference between the exercise price and our IPO price. We amortized the deferred compensation charge over the four-year vesting period of these options, ending in fiscal year 2004. Amortization for fiscal year 2004 was $0.7 million, fiscal year 2003 was $0.5 million and fiscal year 2002 was $1.4 million. Fiscal year 2003 includes a $1.3 million accelerated payout for the buyout of executive stock options.

(15) Earnings Per Share

The calculations of earnings per share (EPS) follow (in thousands except per share amounts):

	Fiscal Years Ended
	July 3, 2004	June 28, 2003	June 29, 2002
Numerator:
Net income	$78,515	$61,076	$37,778
Denominator:
Weighted average shares used for basic income per share	70,358	67,898	66,500
Common stock options	2,220	2,666	3,692

Weighted average shares outstanding used for diluted income per share	72,578	70,564	70,192

Options to purchase 0.6 million, 2.4 million and 2.8 million shares of common stock, with average exercise prices of $28.20, $20.96 and $19.35 were outstanding during fiscal years 2004, 2003 and 2002, respectively, but were excluded from the diluted earnings per common share calculation because the options’ exercise prices were greater than the average market price of our common stock.

(16) Business Segment and Geographic Information

Factors used in determining the reportable business segments include the nature of operating activities, existence of separate senior management teams, and the type of information presented to the company’s chief operating decision maker to evaluate all results of operations.

We operate and track our results in one operating segment. We design, develop and sell silicon timing devices for various electronics applications. The nature of our products and operating activities, as well as selling methods, is consistent among all of our products. We have one senior management team and the information is presented to the company’s chief operating decision maker to evaluate all results as one operating segment. All of our products are similar as they are sold for the purpose of sequencing and synchronizing electronic operations. Over 90% of the products are integrated circuits. Less than 10% of the products are based on surface acoustic wave technology.

Revenue and tangible long-lived assets by our geographic locations are as follows:

	Revenue by Geographic Location
	2004	2003	2002
North America – US North America – Non US	$64,961 9,678	$58,940 5,334	$39,114 2,292
Asia-Pacific	99,473	92,803	68,022
Europe	13,993	17,670	25,541
Taiwan	84,035	67,015	47,685

	$272,140	$241,762	$182,654

	Tangible Long-Lived Assets
	2004	2003	2002
United States	$11,004	$11,508	$16,013
Singapore	8,925	4,959	3,075
Europe	2	7	8
Elimination of Intercompany	(677)	(725)	(773)

	$19,254	$15,749	$18,323

(17) Related Party Transactions

Michael A. Krupka and David Dominik, both of whom are directors of the Company, are members or general partners of certain investment funds associated with Bain Capital, LLC. Certain of these Bain Capital, LLC investment funds are also shareholders of ChipPAC, Inc., one of our production vendors. Our orders to ChipPAC totaled approximately $0.4 million for fiscal year 2004, $0.5 million for fiscal year 2003 and $1.0 million in fiscal year 2002.

In fiscal year 2001, we entered into an Investment and Stock Trade Agreement (the “Agreement”) with Maxtek Technology Co. Ltd (“Maxtek”), an international stocking representative in Taiwan and China. We invested $4.0 million and owned approximately 10% of Maxtek. The Agreement states that if Maxtek fails to successfully complete a public offering by December 5, 2005, we, at our sole option, have the right to demand immediate repurchase of all 4.0 million shares, at the original purchase price plus accrued annual interest (commercial rate set by the Central Bank of China) during the said period. In fiscal 2004 we sold 25% of our initial investment in Maxtek resulting in a gain of $0.3 million. In fiscal 2003 we sold 50% of our initial investment in Maxtek resulting in a gain of $0.6 million. As of July 3, 2004, we owned 1.3 million shares, or approximately, 2.5% of Maxtek. Maxtek represented approximately 23% of our sales for fiscal year 2004, 20% in fiscal year 2003 and 19% in fiscal year 2002. Additionally, sales to Lacewood Corporation, representing business into Hong Kong and China, and Magic Island International representing business in Korea, entities that are commonly controlled by the owners’ of Maxtek, were 13% and 3% of our sales in fiscal year 2004, respectively. Sales to Lacewood were 21% in fiscal year 2003 and 18% in fiscal year 2002. These international stocking representatives sell to approximately 86 OEM end customers.

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

In addition to the foregoing, from time to time, various inquiries, potential claims and charges and litigation (collectively “claims”) are made, asserted or commenced by or against us, principally arising from or related to contractual relations and possible patent infringement. We believe that any such claims currently pending, individually and in aggregate, have been adequately reserved and will not have any material adverse effect in terms of liquidity and in terms of the financial statements as a whole, although no assurance can be made in this regard.

We indemnify certain customers for fees and damages and costs awarded against them in certain circumstances in which our products are alleged to infringe third party intellectual property rights, including patents, registered trademarks, or copyrights. To date, we have not paid or been required to defend any indemnification claims, and accordingly, we have not accrued any amounts for our indemnification obligations. However, there can be no assurances that we will not have any future financial exposure under those indemnification obligations.

(19) Subsequent Event

On August 4, 2004 we announced that we had signed an agreement to purchase technology and the capability to develop a family of high performance mixed signal products for the high definition and digital video/imaging market. In the first quarter of fiscal year 2005 we completed the purchase and paid $24.5 million for the purchase of intellectual property and a team of proven engineers.

(20) Quarterly Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended July 3, 2004 and June 28, 2003 (In thousands, except for EPS):

	Quarter Ended
	September 27, 2003	December 27, 2003	March 27, 2004	July 3, 2004	September 28, 2002	December 28, 2002	March 29, 2003	June 28, 2003
Revenue	$65,285	$69,565	$67,794	$69,496	$57,789	$62,026	$60,853	$61,094
Cost of sales	26,436	28,107	26,745	27,476	23,321	25,701	24,709	23,934
Gross Profit	38,849	41,458	41,049	42,020	34,468	36,325	36,144	37,160
Research and development	9,308	10,014	10,426	10,604	8,218	8,803	8,772	9,213
Operating income	19,751	21,806	21,515	21,703	15,999	18,231	17,875	17,948
Net income	17,281	18,652	18,546	24,036	13,713	15,925	15,277	16,161
Basic EPS	$0.25	$0.26	$0.26	$0.34	$0.20	$0.24	$0.22	$0.23
Diluted EPS	$0.24	$0.26	$0.26	$0.33	$0.20	$0.23	$0.22	$0.23

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

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

Item 9B.	OTHER INFORMATION

Not applicable

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The Information required under this item is hereby incorporated by reference from the Company’s Definitive Proxy Statement under the captions “Biographical Information” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

The Board of Directors has adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees, including our Chief Executive Officer & President, our Chief Financial Officer and our Vice Presidents. The Code of Business Conduct and Ethics is Exhibit 14.1 of this report. The Code of Business Conduct and Ethics will be posted in the “Investors” section of our web site at www.icst.com. We intend to satisfy the amendment and waiver disclosure requirements under applicable securities regulations by posting any amendments of, or waivers to, the Code of Business Conduct and Ethics on our web site.

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

The following table sets forth information as of the end of the Company’s 2004 fiscal year with respect to compensation plans under which the Company is authorized to issue shares.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in 1st column)
Equity compensation plans approved by security holders (1)	5,292,773	$16.6002	2,820,890
Equity compensation plans not approved by security holders (2)	2,056,550	$24.3899	924,950

Total	7,349,323	$18.7800	3,745,840

(1)	These plans consist of: 1999 Stock Option Plan, Executive Stock and Option Agreements, Executive Stock Purchase Agreement, 2000 Long-Term Equity Incentive Plan and 2000 Employee Stock Purchase Plan.

(2)	This consists of 2002 Employees’ Equity Incentive Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item is hereby incorporated by reference from the Company’s Definitive Proxy Statement under the caption “Certain Relationships and Related Transactions.”

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is hereby incorporated by reference from the Company’s Definitive Proxy Statement under the caption “Fiscal Year 2004 Audit Fee Summary.”

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report.

(1)	Consolidated Financial Statements

The consolidated financial statements listed in the accompanying index to financial statements and financial schedule are filed or incorporated by reference as a part of this report.

(2)	Consolidated Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

(3)	Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this report.

SCHEDULE II

INTEGRATED CIRCUIT SYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years ended July 3, 2004, June 28, 2003, and June 29, 2002

(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses*	Deductions**	Balance at End of Period
Year ended July 3, 2004:
Valuation reserves:
Doubtful accounts	$795	$(44)	$328	$423
Returns and allowances	1,219	(150)	—	1,069
Inventory reserve	8,490	(26)	1750	6,714
Deferred tax valuation	7,102	—	3,383	3,719
Year ended June 28, 2003:
Valuation reserves:
Doubtful accounts	$1,279	$93	$577	$795
Returns and allowances	748	471	—	1,219
Inventory reserve	8,084	891	485	8,490
Deferred tax valuation	6,942	160	—	7,102
Year ended June 29, 2002:
Valuation reserves:
Doubtful accounts	$1,784	$857	$1,362	$1,279
Returns and allowances	1,175	—	427	748
Inventory reserve	3,594	4,723	233	8,084
Deferred tax valuation	6,422	520	—	6,942

*	Additions include the inclusion of Micro Networks Corporation reserves after the acquisition on January 4, 2002.

**	Deductions include adjustments to the reserves, as well as write-offs.

Index to Exhibits

The following exhibits are filed as part of, or incorporated by reference into this report.

*3.1	Amended and Restated Articles of Incorporation of the Company (Exhibit 3.1 to the Registrant’s Form S-1, registration number 333-33318 [the “2000 Form S-1”]).

*3.2	Amended and Restated By-laws of the Company (Exhibit 3.2 to the 2000 Form S-1).

*10.1	Integrated Circuit Systems, Inc. 1999 Stock Option Plan (Exhibit 10.4 to the Registrant’s Form S-4, registration number 333-88607 [the “1999 Form S-4”]).

*10.2	Lease, dated as of January 29, 1999 between BET Investments IV and the Company (Exhibit 10.6 to the 1999 Form S-4).

+*10.3	Executive Stock and Option Agreements, dated May 11, 1999, among the Company, Lewis C. Eggebrecht and Hock E. Tan (Exhibit 10.9 to the 1999 Form S-4).

+*10.4	Deferred Compensation Agreements, dated May 11, 1999, among the Company, Lewis C. Eggebrecht and Hock E. Tan (Exhibit 10.10 to the 1999 Form S-4).

+*10.5	Employment, Confidential Information and Invention Assignment Agreement between the Company and Hock E. Tan (Exhibit 10.12 to the 1999 Form S-4).

*10.7	Registration Agreement, dated as of May 11, 1999, among the Company, Bain Capital Fund VI, L.P., BCIP Trust Associates II, BCIP Trust Associates II-B, BCIP Associates II, BCIP Associates II-B, BCIP Associates II-C, PEP Investments PTY Ltd., Randolph Street Partners II, Randolph Street Partners 1998 DIF, L.L.C., ICST Acquisition Corp., Hock E. Tan, Lewis C. Eggebrecht and Integrated Circuit Systems Equity Investors, L.L.C (the “Registration Rights Agreement”) (Exhibit 10.14 to the 1999 Form S-4).

*10.8	Amendment No. 1 to the Registration Rights Agreement, dated December 29, 1999 (Exhibit 10.17 to the 2000 Form S-1).

+*10.9	Executive Stock Purchase Agreement, dated as of May 11, 1999, between the Company and Hock E. Tan (Exhibit 10.15 to the 1999 Form S-4).

+*10.12	Employment Agreement, dated as of May 11, 1999, between the Company and Hock E. Tan (Exhibit 10.19 to the 1999 Form S-4).

+*10.13	Non-Compete Agreement, dated as of May 11, 1999, between the Company and Hock E. Tan (Exhibit 10.20 to the 1999 Form S-4).

*10.14	Lease Agreement, dated June 13, 1988, between VLSI Design Associates and The Sobrato Group (Exhibit 10.27 to the Registrant’s registration statement, No. 33-54142, on S-4, filed November 3, 1992).

*10.15	Lease between Turtle Beach Systems, Inc. and Winship Land Associates III, dated May 28, 1993 (Exhibit 10.27 to the Registrant’s 1993 Annual Report on Form 10-K [the “1993 Form 10-K”]).

*10.16	First Amendment to lease, dated as of May 13, 1993, between the registrant and The Sobrato Group (Exhibit 10.28 to the 1993 Form 10-K).

*10.17	Wafer purchase contract, dated as of October 12, 1994, between the Company and American Microsystems, Inc. (Exhibit 10 to the Registrant’s Form 10-Q for the quarter ended September 30, 1994).

*10.18	Agreement, dated as of November 21, 1994, between the Company and Edward H. Arnold (Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended December 30, 1995).

*10.19	Wafer purchase contract, dated as of November 8, 1995, between the Company and Chartered Semiconductor Manufacturing PTE. Ltd. (Exhibits 10(a) and 10(b) to the Registrant’s Form 10-Q for the quarter ended December 30, 1995).

+*10.20	2000 Long Term Equity Incentive Plan (Exhibit 10.32 to the 2000 Form S-1).

*10.21	Employee Stock Purchase Plan (Exhibit 10.34 to the 2000 Form S-1).

*10.23	Revolving Credit Loan Agreement, dated as of June 23, 2000, among the Company, ICST, Inc., ICS Technologies, Inc., Integrated Circuit Systems PTE, Ltd. and First Union National Bank (Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended December 30, 2000).

*10.24	Indemnification Agreement dated May 22, 2000 between Integrated Circuit Systems, Inc. and Justine F. Lien (pursuant to instruction 2 to Item 601 of Regulation S-K, the Indemnification Agreements, which are substantially identical in all material respects except as to the parties thereto and the date thereof, between the Company and the following individuals, are not being filed: Hock E. Tan, Lewis C. Eggebrecht, Henry I. Boreen, Michael A. Krupka, David Dominik, Prescott Ashe and John Howard) (Exhibit 10.31 to the Registrant’s Form 10-Q for the quarter ended December 30, 2000).

*10.25	2002 Employees’ Equity Incentive Plan (Exhibit 4.3 to the Registrant’s Form 8-K filed February 10, 2003).

14.1	Registrant’s Code of Business Conduct and Ethics

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hock E. Tan.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Justine F. Lien.

*	Incorporated by reference

+	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(c) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED CIRCUIT SYSTEMS, INC.

Date: September 16, 2004	By:	/s/ HOCK E. TAN
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

INTEGRATED CIRCUIT SYSTEMS, INC.

Date: September 16, 2004	By:	/s/ HOCK E. TAN
Hock E. Tan, Chief Executive Officer, Director

Date: September 16, 2004	By:	/s/ JUSTINE F. LIEN
Justine F. Lien, Vice President, Chief Financial & Accounting Officer

Date: September 16, 2004	By:	/s/ HENRY BOREEN
Henry I. Boreen, Director

Date: September 16, 2004	By:	/s/ DAVID DOMINIK
David Dominik, Director

Date: September 16, 2004	By:	/s/ MICHAEL A. KRUPKA
Michael A. Krupka, Director

Date: September 16, 2004	By:	/s/ JOHN HOWARD
John Howard, Director

Date: September 16, 2004	By:	/s/ NAM P. SUH
Nam P. Suh, Director

Date: September 16, 2004	By:	/s/ LEWIS EGGEBRECHT
Lewis Eggebrecht, Director