Form 10-Q
period 2004-10-02
INTEGRATED CIRCUIT SYSTEMS INC
filed 2004-11-12
CIK 874689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended October 2, 2004

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

As of November 9, 2004, there were 70,294,300 shares of Common Stock; $0.01 par value, outstanding.

INTEGRATED CIRCUIT SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	October 2, 2004	July 3, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$68,098	$68,973
Marketable securities	111,669	126,606
Accounts receivable, net	50,367	45,717
Inventory, net	21,446	18,772
Deferred income taxes	22,759	22,759
Prepaid assets	4,223	6,309
Other current assets	793	880

Total current assets	279,355	290,016

Property and equipment, net	20,364	19,254
Long term investments	5,000	5,000
Intangibles	44,307	27,842
Goodwill Prepaid long-term maintenance contracts	35,422 4,781	35,422 —
Other assets	57	62

Total assets	$389,286	$377,596

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Lease payable	$119	$82
Accounts payable	18,012	17,557
Accrued salaries and bonus	1,323	2,811
Accrued expenses and other current liabilities	6,025	5,707
Income taxes payable	4,193	3,576

Total current liabilities	29,672	29,733

Deferred tax and other liabilities	11,733	11,638

Total liabilities	41,405	41,371

Commitments and contingencies
Shareholders’ equity:
Preferred Stock, authorized 5,000; none issued	—	—
Common stock, $0.01 par, authorized 300,000; Issued 72,790 and 72,701 shares, as of October 2, 2004 and July 3, 2004, respectively	728	727
Additional paid in capital	284,996	282,569
Retained earnings	117,289	107,140
Deferred compensation	(921)	—
Treasury stock, at cost, 2,475 shares, as of October 2, 2004 and July 3, 2004	(54,211)	(54,211)

Total shareholders’ equity	347,881	336,225

Total liabilities and shareholders’ equity	$389,286	$377,596

See accompanying notes to consolidated financial statements.

INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Period Ended
	Oct. 2, 2004	Sept. 27, 2003
Revenue:	$66,096	$65,285

Cost and expenses:
Cost of sales	26,772	26,436
Research and development	10,187	9,308
Amortization of Video research and development costs	7,051	—
Selling, general and administrative	10,070	9,215
Amortization of intangibles	935	575

Operating income	11,081	19,751

Interest and other income	681	881
Interest expense	(15)	(136)

Income before income taxes	11,747	20,496
Income taxes	1,598	3,215

Net income	$10,149	$17,281

Basic income per share:
Net income	$0.14	$0.25

Diluted income per share:
Net income	$0.14	$0.24

Weighted average shares outstanding – basic	70,263	70,453
Weighted average shares outstanding – diluted	71,373	73,279

See accompanying notes to consolidated financial statements.

INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Period Ended
	Oct. 2, 2004	Sept. 27, 2003
Cash flows from operating activities:
Net income	$10,149	$17,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,534	2,408
Amortization of Video research & development costs	7,051	—
Gain on sale of assets	(260)	(504)
Tax benefit of stock options	254	5,250
Deferred income taxes	121	891
Changes in assets and liabilities:
Accounts receivable	(4,650)	(2,329)
Inventory	(2,674)	(617)
Other assets, net	2,170	375
Prepaid long-term maintenance contracts	(4,781)	—
Accounts payable, accrued expenses and other current liabilities	(643)	4,933
Restructuring costs	(72)	(509)
Accrued interest expense	—	(23)
Income taxes payable	617	(3,424)

Net cash provided by operating activities	9,816	23,732

Cash flows from investing activities:
Purchases of marketable securities	(29,698)	(14,936)
Sales/Maturities of marketable securities	45,000	6,374
Capital expenditures	(2,736)	(2,089)
Video business unit asset purchase	(24,450)	—
Other	15	39

Net cash used in investing activities	(11,869)	(10,612)

Cash flows from financing activities:
Exercise of stock options	960	9,173
Shares purchased through stock purchase plan	256	199
Purchase of treasury stock	—	(3,871)
Repayment of long-term debt	—	(4,250)
Capital lease payments	(38)	(29)

Net cash provided by financing activities	1,178	1,222

Net (decrease) increase in cash and cash equivalents	(875)	14,342
Cash and cash equivalents:
Beginning of period	$68,973	$118,038

End of period	$68,098	$132,380

See accompanying notes to consolidated financial statements.

INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

(1) INTERIM ACCOUNTING POLICY

The accompanying financial statements have not been audited. In the opinion of our management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly our financial position at October 2, 2004 and results of operations and cash flows for the interim periods presented.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended July 3, 2004. Results of operations for the three months ended October 2, 2004 are not necessarily indicative of results to be expected for the full year.

Per SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We state these accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the consolidated financial statements contained in our Annual Report on Form 10-K for our fiscal year ended July 3, 2004. There were no significant changes to our critical accounting polices during the three months ended October 2, 2004.

Reporting Periods

Our fiscal year is a 52/53 week operating cycle that ends on the Saturday nearest June 30. Unless otherwise noted, all periods presented herein represent a 13-week operating cycle.

Stock Options

We have adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, and continue to apply Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options issued to employees and directors. Stock options granted to employees typically have an exercise price equal to the fair market value of our common stock and vest ratably over four years. However, since the value of an option bears a direct relationship to our stock price, it is an effective incentive for management to create value for shareholders. We therefore view stock options as a critical component of our long-term performance-based compensation philosophy.

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

We apply APB 25 and related interpretations in accounting for stock option plans. Our policy is to grant stock options at the fair market value of the underlying stock at the date of grant. Accordingly, compensation expense is generally recognized only when options are granted with a discounted exercise price. Any resulting compensation expense is recognized ratably over the associated service period, which is generally the option vesting term. Had compensation cost been recognized consistent with SFAS No. 123, as amended by SFAS No. 148, our consolidated net earnings and earnings per share for the three months ending October 2, 2004 and September 27, 2003 would have been as follows (in thousands except per share data):

	Period Ended
	Oct. 2, 2004	Sept. 27, 2003
Net income, as reported	$10,149	$17,281
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects (1)	26	159
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	4,835	4,418

Net income, pro forma	$5,340	$13,022

Basic earnings per share:
As reported	$0.14	$0.25
Pro forma	$0.08	$0.18

Diluted earnings per share:
As reported	$0.14	$0.24
Pro forma	$0.08	$0.18

Diluted common shares:
As reported	71,373	73,279
Pro forma	71,178	71,484

(1)	In the Company’s Form 10-Q for the three months ending September 27, 2003, the stock-based employee compensation expense included in reported net earnings was reported as $244,000 for that respective period. This amount has been adjusted as shown above to provide for the related tax effects.

SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Because the company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models might not provide a reliable single measure of the fair value of employee stock options.

New Accounting Pronouncements

In September 2004, the FASB approved issuance of Staff Position (“FSP”) EITF 03-1-1, “Effective Date of Paragraphs 10 through 20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). FSP EITF 03-1-1 delays the effective date of paragraphs 10 through 20 of EITF 03-1 as they relate to recognition of other-than-temporary impairment for cost method and marketable investments. This deferral will extend until a Staff Position is issued to provide clarification of the guidance presented in paragraphs 10 through 20. Effective July 4, 2004, we adopted all other provisions of EITF Issue 03-1, including measurement guidance for evaluating whether an impairment has occurred for marketable securities and cost method investments. Adoption of these requirements did not have a material effect on the results of operations. Effective December 31, 2004, additional disclosures are also required for cost method investments. The effect of implementing the final provisions of paragraphs 10 through 20 cannot currently be estimated due to the pending implementation issues, but is not expected to be material to the results of future operations.

On October 22, 2004, the American Jobs Creation Act of 2004 was enacted in the United States. We are currently evaluating the impact of this new law on our operations and effective tax rate. At this time, we are unable to determine the effects of this new law and will continue to analyze its potential impact as guidance is made available.

On October 4, 2004, President George W. Bush signed the “Working Families Tax Relief Act of 2004”, which retroactively reinstated the research tax credit to the June 30, 2004 expiration date. This change in the law will not have a material impact on the results of future operations.

(2) ACQUISITION

In the first quarter of fiscal year 2005 we acquired assets for a purchase price of $24.5 million and formed the Video business unit, which provides us with the technology and the capability to develop a family of high performance mixed signal products for the high definition and digital video/imaging market. The purchase consisted of intellectual property and a team of proven engineers. Some of these assets had a short useful life and resulted in $7.1 million of amortization expense in the first quarter of fiscal year 2005. The remaining assets consist of a database valued at $16.2 million with a useful life of 8 years and an assembled workforce valued at $1.2 million with a useful life of 9 years.

(3) MARKETABLE SECURITIES

Investments in marketable securities primarily consist of short-term commercial paper. During the three months ended October 2, 2004, proceeds from the maturities of marketable securities were used for the acquisition of intangible assets related to the Video business unit.

(4) INVENTORY

Inventory is valued at the lower of cost or market. Cost is determined by the first in, first out (FIFO) method. The components of inventories are as follows (in thousands):

	Oct. 2, 2004	July 3, 2004
Raw Materials	$7,700	$8,237
Work-in-process	9,007	7,953
Finished parts	11,342	9,296
Less: Obsolescence reserve	(6,603)	(6,714)

	$21,446	$18,772

A total of $0.3 million in inventory was scrapped in the first three months ended October 2, 2004.

(4) DEBT

On March 1, 2004 we entered into a revolving credit loan agreement, which will terminate March 1, 2007. The revolving credit loan agreement allows us to draw down to a maximum balance of $20.0 million in increments of not less than $500,000. At our option, the unpaid balance shall bear interest at the available LIBOR Based Rate (as defined) or the Prime Based Rate (as defined). A commitment fee on the average daily-unused portion of the revolving credit loan balance will be due and payable on a quarterly basis. The commitment fee will be between .20% (.0020) and .25% (.0025) based on the funded debt to EBITDA ratio calculated the previous quarter. There was no outstanding balance on our revolving credit loan agreement as of October 2, 2004.

Our revolving credit loan agreement requires the maintenance of specified financial ratios, including a fixed charge coverage ratio, a funded debt to EBITDA ratio, a liquidity ratio, a minimum tangible net worth, and it imposes financial limitations. The current revolving credit loan agreement also restricts our ability to pay dividends to the holders of our common stock. At October 2, 2004 we were in compliance with all of these covenants

In connection with the acquisition of Micro Networks Corporation (“MNC)” in fiscal year 2002, we entered into a revolving credit and term loan facility dated December 31, 2001, which would have terminated December 31, 2004. The facility enabled us to draw down $45.0 million under the term loan and $10.0 million under the revolving credit facility. At our option, the interest rate under the term loan was either (1) an annual base rate, which is the higher of (i) a rate of interest announced from time to time by the lenders’ administrative agent as the base rate (“Base Rate”) or (ii) the sum of the federal funds rate plus 0.5% per annum or (2) London Interbank Offer Rate (“LIBOR”) plus 1.75%. At our option, the interest rate under the revolving credit facility was either (1) the Base Rate or (2) the LIBOR Rate plus a pre-formulated margin. During the first quarter of fiscal year 2004, we paid down $4.2 million of the term loan. During the second quarter of fiscal 2004, we made the final payment of $5.8 million on our term loan. This loan agreement was terminated in the third quarter of fiscal year 2004.

(5) RESTRUCTURING COST

On January 4, 2002, we acquired Micro Networks Corporation (“MNC”) for $74.9 million, net of cash acquired. We acquired MNC to gain access to technology that we believe will enhance the performance of our silicon timing products, strengthening our position within existing strategic markets such as servers and storage systems. In connection with the acquisition of MNC, we put in place a restructuring plan for the purpose of making MNC more efficient by reducing the workforce, combining facilities and moving some manufacturing operations offshore, which is still in process. The purchase price includes $5.6 million in purchase accounting liabilities and write-down of fixed assets.

From the date of the acquisition until the end of fiscal 2004, one plant in Bloomfield, CT was shut down and the fixed assets associated were disposed of. Sixty-four manufacturing personnel, both line and management, were laid off. In addition we planned to move the assembly process to offshore plants. During fiscal year 2004, goodwill was adjusted due to the reversal of a portion of the restructuring reserve. As of October 2, 2004 the restructuring reserve has been fully utilized.

The following table summarizes the activity of the restructuring reserve since inception:

(in thousands)	Original Plan Date 1/2002	Utilization 2002	Balance 6/2002	Utilization 2003	Balance 6/2003	Utilization 2004	Adjustments 2004	Balance 6/2004	Utilization 2005	Balance 10/2004
Plant Closing Costs	$1,214	$27	$1,187	$472	$715	$420	$223	$72	$72	$—
Personnel Costs	2,017	437	1,580	1,151	429	496	(67)	—	$—	$—
Write-down of Fixed Assets	2,407	—	—	—	—	—	—	—	$—	$—

Total	$5,638	$464	$2,767	$1,623	$1,144	$916	$156	$72	$72	$—

(6) CAPITAL STOCK

In September 2001, we announced a repurchase program, which authorized the purchase, from time to time, of 2.0 million shares of our common stock on the open market. In October 2002, we announced that our Board of Directors approved an increase in the number of shares to be repurchased under this repurchase program to 3.0 million. As of October 2, 2004, we had repurchased 2.5 million shares for $54.2 million.

Subsequent to October 2, 2004 our Board of Directors approved an increase in the number of shares to be repurchased under the repurchase program by 2.0 million shares for a total of 5.0 million shares authorized for repurchase. There are 2.5 million shares available for repurchase.

As of October 2, 2004, additional paid in capital increased $2.4 million from the July 3, 2004 balance as the result of the exercise of stock options, the tax benefit relating to the exercises of non-qualified stock options, the purchase of our stock by employees in our stock purchase plan, and restricted stock grant(s).

On August 5, 2004 we issued restricted stock to certain employees. The issuance of this restricted stock resulted in deferred compensation of $0.9 million in the first quarter of fiscal 2005. The deferred compensation is amortized over four years. The amortization of deferred compensation is $40,000 in the first quarter of fiscal 2005.

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

(8) NET INCOME PER SHARE

Basic net income per share is based on the weighted-average number of common shares outstanding excluding contingently issuable or returnable shares that contingently convert into common stock upon certain events. Diluted net income per share is based on the weighted average number of common shares outstanding and diluted potential common shares outstanding. At October 2, 2004 and September 27, 2003, there were 1.3 million and 16,000 options outstanding, respectively, that are excluded from the diluted net income per share calculation because their inclusion would have had an antidilutive effect on EPS.

The following table sets forth the computation of net income (numerator) and shares (denominator) for earnings per share:

	Period Ended
	Oct. 2, 2004	Sept. 27, 2003
Numerator (in thousands):
Net income	$10,149	$17,281

Denominator (in thousands):
Weighted average shares outstanding used for basic income per share	70,263	70,453
Common stock equivalents	1,110	2,826

Weighted average shares outstanding used for diluted income per share	71,373	73,279

(9) COMPREHENSIVE INCOME

Total comprehensive income represents net income plus the results of certain equity changes not reflected in the condensed consolidated statements of operations. The components of total comprehensive income are shown below.

	Period Ended
	Oct. 2, 2004	Sept. 27, 2003
Net income	$10,149	$17,281

Other comprehensive income:
Foreign currency translation	(2)	—

Total comprehensive income	$10,147	$17,281

(10) INCOME TAX

Our effective income tax rate was 13.6% for the first three months of fiscal year 2005 as compared to 15.7% in the prior year period. The effective tax rate for fiscal years 2005 and 2004 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income, for five years as stated in our agreement with the Economic Development Board of Singapore. The five-year period ends December 31, 2007. This is stated in our agreement with the Economic Development Board of Singapore. The pioneer status is contingent upon ICS meeting certain investment criteria in fixed assets, personnel, and technology. We do not currently calculate deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be a liability of approximately $73.2 million as of October 2, 2004.

Our projected effective income tax rate for fiscal 2005 does not take into account a new election that is available under the U.S. income tax rules regarding the allocation between U.S. and foreign jurisdictions tax deductions attributable to employee stock option compensation. If we take advantage of this election, it could detrimentally affect our effective income tax rate. We have not yet determined the impact that the election would have on us.

(11) CONTINGENCIES

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

(12) CUSTOMERS

In fiscal year 2001, we entered into an Investment and Stock Trade Agreement (the “Agreement”) with Maxtek Technology Co. Ltd. (“Maxtek”), an international stocking representative in Taiwan and China. We invested in approximately 10% of Maxtek, or 4.0 million shares, at $4.0 million. The Agreement states that if Maxtek fails to successfully complete a public offering by December 5, 2005, we, at our sole option, have the right to demand immediate repurchase of all 4.0 million shares, at the original purchase price plus accrued annual interest (commercial rate set by the Central Bank of China) during the said period.

From December 2002 through August 2003 we sold 3.0 million shares or 75% of our ownership of Maxtek for a total gain of $0.9 million during this period. During the first quarter of fiscal 2004, Maxtek declared a stock dividend. As a result of this dividend, our ownership is 1.3 million shares or approximately 2.5% of Maxtek.

Maxtek, our international stocking representative for our PC business in Taiwan and China, represented approximately 22% of our sales for the first three months of fiscal year 2005, and 22% in the prior year period. Additionally, sales to Lacewood International Corp, representing business in Hong Kong and China, and Magic Island International representing business in Korea, entities that are commonly controlled by the owners’ of Maxtek, were approximately 16% and 7% of our sales for the first three months of fiscal year 2005, respectively, and 19% for Lacewood in the prior year period.

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

Executive Summary

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

During the quarter we acquired assets and formed the Video Business Unit. This purchase gives us the capability to develop a family of high performance mixed signal products for the high definition and digital video/imaging market.

Our revenues for the first quarter of fiscal 2005 were $66.1 million, an increase of $0.8 million or 1.2% compared to revenues for the prior year quarter. The revenue increase in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 was primarily attributable to increased demand in our communications and digital consumer end markets offset by reduced demand in our PC and military products. In general, as we look ahead to the second quarter of fiscal 2005, we expect overall revenues to be flat to down 8%, compared to the first quarter of fiscal 2005.

Gross margin remained flat at 59.5% for the quarter ended October 2, 2004 as compared to the prior year quarter. Gross margin for the quarter ending January 1, 2005 is expected to be 58.5% to 59.5%

Research and development, and selling, general and administrative expenses for the three months ended October 2, 2004 were $27.3 million, which was $8.8 million higher than the three months ended September 27, 2003. This increase is due to the amortization of $7.1 million for assets with a short useful life related to the purchase of assets for the Video business unit and legal and consulting fees related to this purchase.

Our total cash and marketable securities, including long term investments, decreased $15.8 million during the first three months of fiscal 2005. The decrease is due to the purchase of assets for the Video business unit for $24.5 million, which was offset by increases in cash from operating and financing activities of $9.8 million and $1.2 million, respectively.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to revenue of certain cost, expense and income items. The table and the subsequent discussion should be read in conjunction with the financial statements and the notes thereto:

	Period Ended
	Oct. 2, 2004	Sept. 27, 2003
Revenues	100.0%	100.0%

Gross margin	59.5	59.5

Research and development	15.4	14.3
Amortization of Video research and development costs	10.7	—
Selling, general and administrative	15.2	14.1
Amortization of intangibles	1.4	0.8

Operating income	16.8	30.3

Interest and other income	1.0	1.3
Interest expense	(0.0)	(0.2)

Income before income taxes	17.8	31.4
Income taxes	2.4	4.9

Net income	15.4%	26.5%

FIRST QUARTER FISCAL YEAR 2005 AS COMPARED TO FIRST QUARTER FISCAL YEAR 2004

Revenue. Revenue was $66.1 million for the first quarter ended October 2, 2004, an increase of $0.8 million from the prior year quarter. The increase is attributable to increased demand in our communications and digital consumer end markets by approximately 28% offset by reduced demand in our PC and military products by approximately 43%. Our average selling price for our products decreased 3.1%, while the volume increased 4.5% compared to prior year quarter.

The following is a summary of revenue percentages by end market:

	Q1 FY2005	Q1 FY2004	Year over Year Revenue Growth
PC	43%	46%	-6%
Digital Consumer	17%	16%	8%
Communications	34%	29%	20%
Other	6%	9%	-37%

Foreign revenue, which includes shipments of products to foreign companies as well as offshore subsidiaries of US multinational companies, was 75.5% of total revenue for the first quarter of fiscal year 2005 as compared to 74.7% of total revenue in the prior year quarter. Our sales are denominated in U.S. dollars, which minimizes foreign currency risk.

Gross Margin. Gross margin represents net revenue less cost of sales. Cost of sales was $26.8 million for the quarter ended October 2, 2004, an increase of $0.3 million from the prior year quarter, principally because of higher revenues. Cost of sales as a percentage of total revenue was 40.5% for the first quarter of fiscal year 2005 and the prior year quarter. Cost of sales includes: the cost of purchasing the finished silicon wafers manufactured by independent foundries, costs associated with assembly, packaging, testing, quality assurance, product yields and the cost of personnel and equipment associated with manufacturing support.

Research and Development Expense. Research and development (“R&D”) expense was $17.2 million for the first quarter of fiscal year 2005, an increase of $7.9 million from the prior year quarter. This increase is due to the amortization of $7.1 million for assets with a short useful life related to the purchase of assets for the Video business unit. Refer to footnote 2 for additional information. Excluding this charge, R&D expense increased $0.9 million in the first quarter of fiscal year 2005 as compared to the prior year quarter. The increase is attributable to the hiring of additional personnel which resulted in an additional $0.7 million in compensation expense in the first quarter of fiscal 2005. As a percentage of revenue, R&D increased to 26.1% in the first quarter of fiscal year 2005 as compared to 14.3% in the prior year period.

R&D costs consist primarily of the salaries and related expenses of engineering employees engaged in research, design and development activities, costs related to design tools, supplies and services and facilities’ expenses. The level of research and development expenditures as a percentage of net revenues will vary from period to period, depending, in part, on the level of net revenues and, in part, on our success in recruiting the technical personnel needed for our new product introductions and process development. We continuously attempt to control expense levels in all areas including research and development. However, we continue to make substantial investments in research and development to enhance our product offerings, which in turn are critical to our future growth.

Selling, General, Administrative. Selling, general and administrative expense (“SG&A”) was $10.1 million for the first quarter of fiscal year 2005, an increase of $0.9 million from the prior year quarter. The increase is attributable to legal and consulting fees of $0.6 million related to the acquisition of assets for the Video business unit. As a percentage of total revenue, SG&A expenses increased to 15.2% in the first quarter of fiscal year 2005 as compared to 14.1% in the prior year quarter. SG&A expenses consist mainly of salaries and related expenses, sales commissions, and professional and legal fees.

Included in SG&A in fiscal 2005 is the amortization of deferred compensation for restricted stock issued in the first quarter of fiscal 2005. Included in SG&A in fiscal 2004 is the amortization of deferred compensation for options issued in fiscal 2002 below fair market value. The amortization of deferred compensation is $40,000 in the first quarter of fiscal 2005 as compared to $0.2 million in the first quarter of fiscal 2004.

Amortization of Intangibles. Amortization of intangibles was $0.9 million for the first quarter of fiscal year 2005 as compared to $0.6 million in the prior year quarter. Intangibles consist of assets acquired in connection with the acquisition of MNC and assets acquired for the Video business unit. The increase is due to the additional amortization of intangible assets related to the acquisition of assets for the Video business unit.

Operating Income. In dollar terms, operating income was $11.1 million in the first quarter of fiscal year 2005 compared to $19.8 million in the first quarter of fiscal year 2004. The decrease is due to the $7.1 million charge to R&D for amortization of assets with a short useful life related to the purchase of assets for the Video business unit. Expressed as a percentage of revenue, operating income was 16.8% and 30.3% in the first quarter of fiscal year 2005 and the prior year quarter, respectively.

Interest Expense. Interest expense was $15,000 in the first quarter of fiscal year 2005 and $0.1 million in the first quarter of fiscal year 2004. This decrease is due to lower debt balances.

Interest and Other Income. Interest and other income was $0.7 million for the quarter ended October 2, 2004 and $0.9 million in the prior year quarter. The first quarter of fiscal year 2004 includes a gain of $0.3 million related to the sale of our investment in Maxtek.

Income Tax Expense. Our effective income tax rate was 13.6% for the first quarter of fiscal year 2005 as compared to 15.7% in the prior year period. The effective tax rate for fiscal years 2005 and 2004 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income, for five years as stated in our agreement with the Economic Development Board of Singapore. The five-year period ends December 31, 2007. We do not currently calculate deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be a $73.2 million liability as of October 2, 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

At October 2, 2004, our principal sources of liquidity included cash and marketable securities of $179.8 million as compared to the July 3, 2004 balance of $195.6 million. Net cash provided by operating activities was $9.8 million in the first three months of fiscal year 2005, as compared to $23.7 million in the prior year period. This decrease is attributable to expenses related to the acquisition of assets for the Video business unit. Our days sales outstanding increased from 58 days at July 3, 2004 to 65 days at October 2, 2004 as a result of back ended shipments during the quarter ending October 2, 2004. Inventory turns decreased from 5.1 times at July 3, 2004 to 4.8 times at October 2, 2004.

Purchases for property and equipment were $2.7 million in the first three months of fiscal year 2005 as the company invested in production capacity and research and development versus $2.1 million in the prior year period.

Purchases of marketable securities were $29.7 million in the first three months of fiscal year 2005 compared to $14.9 in the prior year period. During this period, we invested more funds in the three to six month ranges.

In fiscal year 2001, we entered into an Investment and Stock Trade Agreement (the “Agreement”) with Maxtek, an international stocking representative in Taiwan and China. We invested in approximately 10% of Maxtek, or 4.0 million shares, at $4.0 million. The Agreement states that if Maxtek fails to successfully complete a public offering by December 5, 2005, we, at our sole option, have the right to demand immediate repurchase of all 4.0 million shares, at the original purchase price plus accrued annual interest (commercial rate set by the Central Bank of China) during the said period.

From December 2002 through August 2003 we sold 3.0 million shares or 75% of our ownership of Maxtek for a total gain of $0.9 million during this period. During the first quarter of fiscal 2004, Maxtek declared a stock dividend. As a result of this dividend, our ownership is 1.3 million shares or approximately 2.5% of Maxtek.

Maxtek, an international stocking representative for our PC business in Taiwan and China, represented approximately 22% of our sales for the first three months of fiscal year 2005, and 22% in the prior year period. Additionally, sales to Lacewood International Corp, representing business in Hong Kong and China, and Magic Island International representing business in Korea, entities that are commonly controlled by the owners’ of Maxtek, were approximately 16% and 7% of our sales for the first three months of fiscal year 2005, respectively, and 19% for Lacewood in the prior year period.

During the first three months of fiscal 2005, we received $1.0 million from the exercise of stock options.

In September 2001, we announced a stock repurchase program, which authorized the purchase, from time to time, of 2.0 million shares of our common stock on the market. In October 2002, we announced that our Board of Directors approved an increase in the number of shares to be repurchased under this repurchase program to 3.0 million. In October 2004, we announced that our Board of Directors approved an increase in the number of shares to be repurchases by an additional 2.0 million for a total of 5.0 million shares authorized for repurchase. As of October 2, 2004, we had repurchased 2.5 million shares for $54.2 million.

On January 4, 2002, we acquired MNC, net of cash, for $74.9 million. We believe that by acquiring MNC we now have access to technology that will broaden our offering of silicon timing products to strengthen our position within strategic markets such as servers, storage systems and communications. In connection with the acquisition of MNC, we put in place a restructuring plan for the purpose of making MNC more efficient by reducing the work force, combining facilities and moving some manufacturing operations offshore, which is still in process. The purchase price included $5.6 million in purchase accounting liabilities and write-down of fixed assets.

From the date of the acquisition until the end of fiscal 2004, one plant in Bloomfield, CT was shut down and the fixed assets associated were disposed of. Sixty-four manufacturing personnel, both line and management, were laid off. In addition we planned to move the assembly process to offshore plants.

The following table summarizes the activity of the restructuring reserve since inception:

(in thousands)	Original Plan Date 1/2002	Utilization 2002	Balance 6/2002	Utilization 2003	Balance 6/2003	Utilization 2004	Adjustments 2004	Balance 6/2004	Utilization 2005	Balance 10/2004
Plant Closing Costs	$1,214	$27	$1,187	$472	$715	$420	$223	$72	$72	$—
Personnel Costs	2,017	437	1,580	1,151	429	496	(67)	—	$—	$—
Write-down of Fixed Assets	2,407	—	—	—	—	—	—	—	$—	$—

Total	$5,638	$464	$2,767	$1,623	$1,144	$916	$156	$72	$72	$—

During fiscal year 2004, goodwill was adjusted due to the reversal of a portion of the restructuring reserve. The results of MNC have been included in the consolidated financial statements since the acquisition date.

On March 1, 2004 we entered into a revolving credit loan agreement, which will terminate March 1, 2007. The revolving credit loan agreement allows us to draw down to a maximum balance of $20.0 million in increments of not less than $500,000. At our option, the unpaid balance shall bear interest at the available LIBOR Based Rate (as defined) or the Prime Based Rate (as defined). A commitment fee on the average daily-unused portion of the revolving credit loan balance will be due and payable on a quarterly basis. The commitment fee will be between .20% (.0020) and .25% (.0025) based on the funded debt to EBITDA ratio calculated the previous quarter. There was no outstanding balance on our revolving credit loan agreement as of October 2, 2004.

Our revolving credit loan agreement requires the maintenance of specified financial ratios, including a fixed charge coverage ratio, a funded debt to EBITDA ratio, a liquidity ratio, a minimum tangible net worth, and imposes financial limitations. In addition, the loan agreement restricts our ability to pay dividends to the holders of our common stock. At October 2, 2004, we were in compliance with the covenants.

Off-Balance Sheet Arrangements

Our purchase obligations consist of purchase commitments with our manufacturers and are based on a six-month rolling forecast. The purchase commitments are utilized to ensure capacity at our various manufacturers.

The following summarizes our significant contractual obligations and commitments as of October 2, 2004 (in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
(in thousands)
Long-Term Debt	$—	$—	$—	$—	$—
Operating Leases	11,854	2,208	7,627	1,779	240
Purchase Obligations	25,446	25,446	—	—	—

Total	$37,300	$27,654	$7,627	$1,779	$240

Operating leases primarily consist of leased facilities that we utilize in various locations.

We believe that the funds on hand together with funds expected to be generated from our operations as well as borrowings under our bank revolving credit facility will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Thereafter, we may need to raise additional funds in future periods to fund our operations and potential acquisitions if any. We may also consider conducting future equity or debt financings if we perceive an opportunity to access the capital markets on a favorable basis, within the next twelve months or thereafter. Any such additional financing, if needed, might not be available on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and results of operations. If additional funds would be raised through the issuance of equity securities or convertible debt securities, the percentage of ownership of our shareholders would be reduced. Furthermore, such equity securities or convertible debt securities might have rights, preferences or privileges senior to our common stock.

New Accounting Pronouncements

In September 2004, the FASB approved issuance of Staff Position (“FSP”) EITF 03-1-1, “Effective Date of Paragraphs 10 through 20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). FSP EITF 03-1-1 delays the effective date of paragraphs 10 through 20 of EITF 03-1 as they relate to recognition of other-than-temporary impairment for cost method and marketable investments. This deferral will extend until a Staff Position is issued to provide clarification of the guidance presented in paragraphs 10 through 20. Effective July 4, 2004, we adopted all other provisions of EITF Issue 03-1, including measurement guidance for evaluating whether an impairment has occurred for marketable securities and cost method investments. Adoption of these requirements did not have a material effect on the results of operations. Effective December 31, 2004, additional disclosures are also required for cost method investments. The effect of implementing the final provisions of paragraphs 10 through 20 cannot currently be estimated due to the pending implementation issues, but is not expected to be material to the results of future operations.

On October 22, 2004, the American Jobs Creation Act of 2004 was enacted in the United States. We are currently evaluating the impact of this new law on our operations and effective tax rate. At this time, we are unable to determine the effects of this new law and will continue to analyze its potential impact as guidance is made available.

On October 4, 2004, President George W. Bush signed the “Working Families Tax Relief Act of 2004”, which retroactively reinstated the research tax credit to the June 30, 2004 expiration date. This change in the law will not have a material impact on the results of future operations.

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

The company had interest expense of $15,000 for the first three months of fiscal year 2005 and consists of the commitment fee for our revolving credit loan agreement. We had no outstanding debt during the first quarter of fiscal year 2005; therefore, there is no potential increase in interest expense for the first three months of fiscal year 2005 from hypothetical 2% adverse change in variable interest rates.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of October 2, 2004, the Company’s president, chief executive officer and chief financial officer (principal executive officer and principal financial officer) have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner.

Changes in internal controls. There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended October 2, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Shares are repurchased in open-market transactions pursuant to a stock repurchase program announced in September 2001. Up to 5.0 million shares of our common stock have been authorized for repurchase under the repurchase program of which 2.5 million shares remain to be repurchased. The repurchase program does not have an expiration date. We did not repurchase any shares in the open market in the current quarter ended October 2, 2004.

Item 6. Exhibits

(a)	The following is a list of exhibits filed as part of the Form 10-Q:

10.1	Non-Qualified Stock Option Notice under the 2000 Long-Term Equity Incentive Plan

10.2	Incentive Stock Option Notice under the 2000 Long-Term Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hock E. Tan

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Justine F. Lien

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED CIRCUIT SYSTEMS, INC.

Date: November 12, 2004	By:	/s/ Hock E. Tan
Hock E. Tan
President and Chief Executive Officer

Date: November 12, 2004	By:	/s/ Justine F. Lien
Justine F. Lien
Vice President, Finance and Chief Financial Officer
(Principal financial & accounting officer)

EXHIBIT INDEX

Number	Description
10.1	Non-Qualified Stock Option Notice under the 2000 Long-Term Equity Incentive Plan

10.2	Incentive Stock Option Notice under the 2000 Long-Term Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hock E. Tan

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Justine F. Lien