Form 10-Q
period 2005-01-01
INTEGRATED CIRCUIT SYSTEMS INC
filed 2005-02-10
CIK 874689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended January 1, 2005

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

As of February 8, 2005, there were 73,019,911 shares of Common Stock; $0.01 par value, outstanding.

INTEGRATED CIRCUIT SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	January 1, 2005	July 3, 2004
ASSETS
Current Assets:

Cash and cash equivalents	$115,977	$68,973
Marketable securities	76,776	126,606
Accounts receivable, net	46,934	45,717
Inventory, net	20,880	18,772
Deferred income taxes	19,738	22,759
Prepaid assets	3,625	6,309
Other current assets	555	880

Total current assets	284,485	290,016

Property and equipment, net	21,096	19,254
Long term investments	5,000	5,000
Intangibles	43,187	27,842
Goodwill	35,422	35,422
Prepaid long-term maintenance contracts	4,400	—
Other assets	52	62

Total assets	$393,642	$377,596

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Lease payable	$73	$82
Accounts payable	15,559	17,557
Accrued salaries and bonus	375	2,811
Accrued expenses and other current liabilities	4,885	5,707
Income taxes payable	1,946	3,576

Total current liabilities	22,838	29,733

Deferred tax and other liabilities	11,846	11,638

Total liabilities	34,684	41,371

Commitments and contingencies
Shareholders’ equity:
Preferred Stock, authorized 5,000; none issued	—	—
Common stock, $0.01 par, authorized 300,000; Issued 73,020 and 72,701 shares, as of January 1, 2005 and July 3, 2004, respectively	731	727
Additional paid in capital	288,207	282,569
Retained earnings	131,269	107,140
Deferred compensation	(861)	—
Treasury stock, at cost, 2,763 shares, as of January 1, 2005 and 2,475 shares, as of July 3, 2004	(60,388)	(54,211)

Total shareholders’ equity	358,958	336,225

Total liabilities and shareholders’ equity	$393,642	$377,596

See accompanying notes to consolidated financial statements.

INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 1, 2005	December 27, 2003	January 1, 2005	December 27, 2003
Revenue:	$60,628	$69,565	$126,724	$134,850

Cost and expenses:
Cost of sales	25,269	28,107	52,041	54,543
Research and development	9,426	10,014	19,613	19,322
Amortization of Video research and development costs	—	—	7,051	—
Selling, general and administrative	9,500	9,063	19,570	18,278
Amortization of intangibles	1,114	575	2,049	1,150

Operating income	15,319	21,806	26,400	41,557

Interest and other income	888	461	1,569	1,342
Interest expense	(15)	(82)	(30)	(218)

Income before income taxes	16,192	22,185	27,939	42,681

Income taxes	2,212	3,533	3,810	6,748

Net income	$13,980	$18,652	$24,129	$35,933

Basic income per share:
Net income	$0.20	$0.26	$0.34	$0.51

Diluted income per share:
Net income	$0.20	$0.26	$0.34	$0.49

Weighted average shares outstanding – basic	70,348	70,422	70,306	70,437
Weighted average shares outstanding – diluted	71,468	72,882	71,421	73,087

See accompanying notes to consolidated financial statements.

INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	January 1, 2005	December 27, 2003
Cash flows from operating activities:
Net income	$24,129	$35,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization Amortization of Video research & development costs	5,525 7,051	4,833 —
Gain on sale of assets	(734)	(558)
Tax benefit of stock options	1,389	8,258
Deferred income taxes	3,281	596
Changes in assets and liabilities:
Accounts receivable	(1,217)	(6,979)
Inventory	(2,108)	(454)
Other assets, net	2,983	772
Prepaid long-term maintenance contracts	(4,400)	—
Accounts payable, accrued expenses and other current liabilities	(5,184)	6,602
Restructuring costs	(72)	(657)
Accrued interest expense	—	(51)
Income taxes payable	(1,630)	(2,750)

Net cash provided by operating activities	29,013	45,545

Cash flows from investing activities:
Purchases of marketable securities	(70,445)	(124,550)
Sales/Maturities of marketable securities	121,000	32,374
Capital expenditures	(5,293)	(4,365)
Video business unit asset purchase	(24,450)	—
Other	153	39

Net cash used in investing activities	20,965	(96,502)

Cash flows from financing activities:
Exercise of stock options	2,778	10,847
Shares purchased through stock purchase plan	510	438
Purchase of treasury stock	(6,177)	(24,323)
Repayment of long-term debt	—	(10,000)
Capital lease payments	(85)	(62)

Net cash provided by financing activities	(2,974)	(23,100)

Net (decrease) increase in cash and cash equivalents	47,004	(74,057)
Cash and cash equivalents:
Beginning of period	$68,973	$118,038

End of period	$115,977	$43,981

See accompanying notes to consolidated financial statements.

INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1) INTERIM ACCOUNTING POLICY

The accompanying financial statements have not been audited. In the opinion of our management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position at January 1, 2005 and results of operations and cash flows for the interim periods presented.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended July 3, 2004. Results of operations for the three and six- months ended January 1, 2005 are not necessarily indicative of results to be expected for the full year.

Per SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We state these accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the consolidated financial statements contained in our Annual Report on Form 10-K for our fiscal year ended July 3, 2004. There were no significant changes to our critical accounting polices during the six months ended January 1, 2005.

Reporting Periods

Our fiscal year is a 52/53 week operating cycle that ends on the Saturday nearest June 30. Unless otherwise noted, all periods presented herein represent a 13-week operating cycle.

Stock Compensation

We have adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure, and amendment to FASB Statement No. 123.” We continue to apply Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for our stock compensation plans for employees and directors. Stock options granted to employees typically have an exercise price equal to the fair market value of our common stock and vest ratably over four years. Since the value of an option bears a direct relationship to our stock price, it is an effective incentive for management to create value for shareholders. We therefore view stock options as a critical component of our long-term performance-based compensation philosophy.

We apply APB No. 25 and related interpretations in accounting for stock option plans. Our policy is to grant stock options at the fair market value of the underlying stock at the date of grant. Accordingly, compensation expense is generally recognized only when options are granted with a discounted exercise price. Any resulting compensation expense is recognized ratably over the associated service period, which is generally the option vesting term. Had compensation cost been recognized consistent with SFAS No. 123, as amended by SFAS No. 148, our consolidated net earnings and earnings per share for the three-month and six-month periods ending January 1, 2005 and December 27, 2003 would have been as follows (in thousands except per share data):

	Three Months Ended		Six Months Ended
	January 1, 2005	December 27, 2003	January 1, 2005	December 27, 2003
Net income, as reported	$13,980	$18,652	$24,129	$35,933
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects (1)	39	159	65	318
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	4,861	4,415	9,696	8,833

Net income, pro forma	$9,158	$14,396	$14,498	$27,418

Basic earnings per share:
As reported	$0.20	$0.26	$0.34	$0.51
Pro forma	$0.13	$0.20	$0.21	$0.39

Diluted earnings per share:
As reported	$0.20	$0.26	$0.34	$0.49
Pro forma	$0.13	$0.20	$0.20	$0.38

Diluted common shares:
As reported	71,468	72,882	71,421	73,087
Pro forma	71,161	71,453	71,119	71,468

(1)	In the Company’s Form 10-Q for the three and six months ending December 27, 2003, the stock-based employee compensation expense included in reported net earnings was reported as $244,000 and $488,000, respectively. This amount has been adjusted as shown above to provide for the related tax effects.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) – “Share-Based Payment” This standard supercedes APB No. 25, and requires recognition of expense in the financial statements of the cost of share based payment transactions, including stock options, based on the fair value of the award at the grant date. The provisions of this standard are effective for public companies for interim or annual periods beginning after June 15, 2005. We will adopt this statement beginning with our first quarter of fiscal year 2006. At this time we have not determined the transition method that will be used. We are currently evaluating the implementation of this standard and the impact on our calculation of stock option expense. The pro forma provided in footnote 1 “Stock Compensation” provides a reasonable estimate of the impact on our financial statements. However, our implementation of this standard based on the new guidelines could vary from the pro forma and have a material impact on our financial position.

In November 2004, the FASB issued SFAS No. 151 – “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” This standard clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Currently this statement does not have an impact on our financial position. However, if in the future we were to experience such abnormal costs such as idle facility expense, handling costs and wasted material it could have a material impact on our operations.

In September 2004, the FASB approved issuance of Staff Position (“FSP”) EITF 03-1-1, “Effective Date of Paragraphs 10 through 20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). FSP EITF 03-1-1 delays the effective date of paragraphs 10 through 20 of EITF 03-1 as they relate to recognition of other-than-temporary impairment for cost method and marketable investments. This deferral will extend until a Staff Position is issued to provide clarification of the guidance presented in paragraphs 10 through 20. Effective July 4, 2004, we adopted all other provisions of EITF Issue 03-1, including measurement guidance for evaluating whether an impairment has occurred for marketable securities and cost method investments. Adoption of these requirements did not have a material effect on the results of operations. Effective December 31, 2004, additional disclosures were also required for cost method investments. The effect of implementing the final provisions of paragraphs 10 through 20 cannot currently be estimated due to the pending implementation issues, but is not expected to be material to the results of future operations.

On October 22, 2004, the American Jobs Creation Act of 2004 was enacted by President Bush. We are currently evaluating the impact of this new law on our operations and effective tax rate. At this time, we are unable to determine the effects of this new law and will continue to analyze its potential impact as guidance is made available.

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

(3) MARKETABLE SECURITIES

Investments in marketable securities primarily consist of short-term commercial paper. During the six months ended January 1, 2005, proceeds from the maturities of marketable securities were used for the acquisition of intangible assets related to the Video business unit.

(4) INVENTORY

Inventory is valued at the lower of cost or market. Cost is determined by the first in, first out (FIFO) method. The components of inventories are as follows (in thousands):

	January 1, 2005	July 3, 2004
Raw Materials	$8,360	$8,237
Work-in-process	8,781	7,953
Finished parts	10,848	9,296
Less: Obsolescence reserve	(7,109)	(6,714)

	$20,880	$18,772

A total of $0.8 million in inventory was scrapped in the six months ended January 1, 2005.

(5) DEBT

On March 1, 2004 we entered into a revolving credit loan agreement, which will terminate March 1, 2007. The revolving credit loan agreement allows us to draw down to a maximum balance of $20.0 million in increments of not less than $500,000. At our option, the unpaid balance shall bear interest at the available LIBOR Based Rate (as defined) or the Prime Based Rate (as defined). A commitment fee on the average daily-unused portion of the revolving credit loan balance will be due and payable on a quarterly basis. The commitment fee will be between .20% (.0020) and ..25% (.0025) based on the funded debt to EBITDA ratio calculated the previous quarter. There was no outstanding balance on our revolving credit loan agreement as of January 1, 2005.

Our revolving credit loan agreement requires the maintenance of specified financial ratios, including a fixed charge coverage ratio, a funded debt to EBITDA ratio, a liquidity ratio, a minimum tangible net worth, and it imposes financial limitations. The current revolving credit loan agreement also restricts our ability to pay dividends to the holders of our common stock. At January 1, 2005 we were in compliance with all of these covenants.

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

(6) RESTRUCTURING COST

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

From the date of the acquisition until the end of fiscal 2004, one plant in Bloomfield, CT was shut down and the fixed assets associated were disposed of. Sixty-four manufacturing personnel, both line and management, were laid off. In addition we planned to move the assembly process to offshore plants. During fiscal year 2004, goodwill was adjusted due to the reversal of a portion of the restructuring reserve. As of January 1, 2005 the restructuring reserve has been fully utilized.

The following table summarizes the activity of the restructuring reserve since inception:

(in thousands)	Original Plan Date 1/2002	Utilization 2002	Balance 6/2002	Utilization 2003	Balance 6/2003	Utilization 2004	Adjustments 2004	Balance 6/2004	Utilization 2005	Balance 1/2005
Plant Closing Costs	$1,214	$27	$1,187	$472	$715	$420	$223	$72	$72	$—
Personnel Costs	2,017	437	1,580	1,151	429	496	(67)	—	—	—
Write-down of Fixed Assets	2,407	—	—	—	—	—	—	—	—	—

Total	$5,638	$464	$2,767	$1,623	$1,144	$916	$156	$72	$72	$—

(7) CAPITAL STOCK

In September 2001, we announced a share repurchase program, which authorized the purchase, from time to time, of 2.0 million shares of our common stock on the open market. In October 2002, we announced that our Board of Directors approved an increase in the number of shares to be repurchased under this repurchase program to 3.0 million. In October 2004, our Board of Directors approved an additional increase in the number of shares to be repurchased under the repurchase program by 2.0 million shares for a total of 5.0 million shares authorized for repurchase. As of January 1, 2005, we had repurchased 2.8 million shares for $60.4 million. There are 2.2 million shares available for repurchase.

As of January 1, 2005, additional paid in capital increased $5.6 million from the July 3, 2004 balance as the result of the exercise of stock options, the tax benefit relating to the exercises of non-qualified stock options, the purchase of our stock by employees in our stock purchase plan, and restricted stock grants.

On August 5, 2004 we issued restricted stock to certain employees. The issuance of this restricted stock resulted in deferred compensation of $0.9 million in the first quarter of fiscal 2005. The deferred compensation is amortized over four years. The amortization of deferred compensation is $0.1 million through the second quarter of fiscal 2005.

(8) INDUSTRY AND SEGMENT INFORMATION

Factors used in determining the reportable business segments include the nature of operating activities, existence of separate senior management teams and the type of information presented to the company’s chief operating decision maker to evaluate all results of operations.

We operate and track our results in one operating segment. We design, develop and sell silicon timing devices for various electronics applications. The nature of our products and operating activities, as well as selling methods, is consistent among all of our products. We have one senior management team and the information is presented to the company’s chief operating decision maker to evaluate all results as one operating segment. All of our products are similar because they are sold for the purpose of sequencing and synchronizing electronic operations. Over 90% of the products are integrated circuits. Less than 10% of the products are based on surface acoustic wave technology.

(9) NET INCOME PER SHARE

Basic net income per share is based on the weighted-average number of common shares outstanding excluding contingently issuable or returnable shares that contingently convert into common stock upon certain events. Diluted net income per share is based on the weighted average number of common shares outstanding and diluted potential common shares outstanding. For the three months ended January 1, 2005 and December 27, 2003, there were 1.3 million and 0.2 million options outstanding, respectively, that are excluded from the diluted net income per share calculation because their inclusion would have had an antidilutive effect on EPS. For the six months ended January 1, 2005 and December 27, 2003, there were 1.3 million and 0.1 million options outstanding, respectively, that are excluded from the diluted net income per share calculation because their inclusion would have had an antidilutive effect on EPS

The following table sets forth the computation of net income (numerator) and shares (denominator) for earnings per share:

	Three Months Ended		Six Months Ended
	January 1, 2005	December 27, 2003	January 1, 2005	December 27, 2003
Numerator (in thousands):
Net income	$13,980	$18,652	$24,129	$35,933

Denominator (in thousands):
Weighted average shares outstanding used for basic income per share	70,348	70,422	70,306	70,437
Common stock equivalents	1,120	2,460	1,115	2,650

Weighted average shares outstanding used for diluted income per share	71,468	72,882	71,421	73,087

(10) COMPREHENSIVE INCOME

Total comprehensive income represents net income plus the results of certain equity changes not reflected in the condensed consolidated statements of operations. The components of total comprehensive income are shown below.

	Three Months Ended		Six Months Ended
	January 1, 2005	December 27, 2003	January 1, 2005	December 27, 2003
Net income	$13,980	$18,652	$24,129	$35,933

Other comprehensive income:
Foreign currency translation	6	4	4	4

Total comprehensive income	$13,986	$18,656	$24,133	$35,937

(11) INCOME TAX

Our effective income tax rate was 13.6% for the first six months of fiscal year 2005 as compared to 15.8% in the prior year period. The effective tax rate for fiscal years 2005 and 2004 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income, for five years as stated in our agreement with the Economic Development Board of Singapore. The five-year period ends December 31, 2007. The pioneer status is contingent upon ICS meeting certain investment criteria in fixed assets, personnel, and technology. We do not currently calculate deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be a liability of approximately $77.6 million as of January 1, 2005.

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

The American Jobs Creation Act of 2004, enacted on October 22, 2004, provides for a special one-time tax deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. At this time we are still evaluating the effect this act will have on our income tax provision. We expect to complete our evaluation in our fiscal year 2006.

(12) CONTINGENCIES

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

From December 2002 through August 2003 we sold 3.0 million shares or 75% of our ownership of Maxtek for a total gain of $0.9 million during this period. During the first quarter of fiscal 2004 and in the second quarter of 2005, Maxtek declared stock dividends. As a result of these dividends, our ownership is 1.3 million shares or approximately 2.5% of Maxtek.

Maxtek, our international stocking representative for our PC business in Taiwan and China, represented approximately 24% of our sales for the first six months of fiscal year 2005, and 22% in the prior year period. Additionally, sales to Lacewood International Corp, representing business in Hong Kong and China, and Magic Island International representing business in Korea, entities that are commonly controlled by the owners’ of Maxtek, were approximately 10% and 7% of our sales for the first six months of fiscal year 2005, respectively, and 17% for Lacewood in the prior year period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical statements and discussions contained herein, statements contained in this Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as when we describe what we believe, expect or anticipate will occur, and other similar statements. You must remember that our expectations may not be correct. While we believe these expectations and projections are reasonable, such forward-looking statements are inherently subject to risks, uncertainties and assumptions about us, including, among other things the following:

•	Our dependence on continuous introduction of new products based on the latest technology

•	The intensely competitive semiconductor and personal computer component industries

•	Our dependence on the personal computer industry and third-party silicon wafer fabricators and assemblers of semiconductors

•	Risks associated with international business activities and acquisitions and integration of acquired companies or product lines

•	Our dependence on proprietary information, technology and key personnel

•	Our product liability exposure and the potential unavailability of insurance

•	General economic conditions, including economic conditions related to the semiconductor and personal computer industries

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

During the first quarter we acquired assets and formed the Video Business Unit. This purchase gives us the capability to develop a family of high performance mixed signal products for the high definition and digital video/imaging market.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to revenue of certain cost, expense and income items. The table and the subsequent discussion should be read in conjunction with the financial statements and the notes thereto.

	Three Months Ended		Six Months Ended
	Jan. 1, 2005	Dec. 27, 2003	Jan. 1, 2005	Dec. 27, 2003
Revenues	100.0%	100.0%	100.0%	100.0%

Gross margin	58.3	59.6	58.9	59.6

Research and development	15.5	14.4	15.5	14.4
Amortization of Video research and development costs	—	—	5.6	—
Selling, general and administrative	15.7	13.1	15.4	13.6
Amortization of intangibles	1.8	0.8	1.6	0.8

Operating income	25.3	31.3	20.8	30.8

Interest and other income	1.4	0.7	1.2	1.0
Interest expense	(0.0)	(0.1)	(0.0)	(0.2)

Income before income taxes	26.7	31.9	22.0	31.6
Income taxes	3.6	5.1	3.0	5.0

Net income	23.1%	26.8%	19.0%	26.6%

SECOND QUARTER FISCAL YEAR 2005 AS COMPARED TO SECOND QUARTER FISCAL YEAR 2004

Revenue. Revenue was $60.6 million for the second quarter ended January 1, 2005, a decrease of $8.9 million from the prior year quarter. Demand in our communication end markets declined during the second half of calendar 2004 due to weak market conditions resulting in revenue decline of $4.3 million year over year. Our military revenue, which is included in “Other” end market listed below, also declined as some of the older programs have slowed. Our average selling price for our products decreased 1.7%, and the volume also decreased by 11.4% compared to prior year quarter.

The following is a summary of revenue percentages by end market:

	Three Months Ended
	Jan. 1, 2005	Dec. 27, 2003	Year over Year Revenue Growth
PC	48%	46%	-8%
Digital Consumer	16%	13%	3%
Communications	30%	32%	-19%
Other	6%	9%	-40%

Foreign revenue, which includes shipments of products to foreign companies as well as offshore subsidiaries of US multinational companies, was 74.0% of total revenue for the second quarter of fiscal year 2005 as compared to 78.0% of total revenue in the prior year quarter. Our sales are denominated in U.S. dollars, which minimizes foreign currency risk.

Gross Margin. Gross margin represents net revenue less cost of sales. Cost of sales includes the cost of purchasing the finished silicon wafers manufactured by independent foundries, costs associated with assembly, packaging, testing, quality assurance, product yields and the cost of personnel and equipment associated with manufacturing support. Cost of sales was $25.3 million for the quarter ended January 1, 2005, a decrease of $2.8 million from the prior year quarter, due to a decrease in units shipped as a result of the decline in the semiconductor industry. Cost of sales as a percentage of total revenue was 41.7% for the second quarter of fiscal year 2005 and 40.4% the prior year quarter. This translates to gross margin as a percentage of total revenue of 58.3% for the second quarter of fiscal year 2005 and 59.6% in the prior year quarter.

Research and Development Expense. Research and development (“R&D”) expense was $9.4 million for the second quarter of fiscal year 2005, a decrease of $0.6 million from the prior year quarter. We continue to invest in R&D through the hiring of additional personnel which resulted in an increase in compensation expense of $0.6 million. However, this increase is offset by a decrease in variable compensation expense in the second quarter of fiscal 2005 of $1.0 million and other controllable expenses of $0.2 million. As a percentage of revenue, R&D increased to 15.5% in the second quarter of fiscal year 2005 as compared to 14.4% in the prior year period.

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

Selling, General and Administrative. Selling, general and administrative expense (“SG&A”) was $9.5 million for the second quarter of fiscal year 2005, an increase of $0.4 million from the prior year quarter. Selling expense increased $1.2 million in the second quarter of fiscal year 2005 as compared to the prior year period, which is attributable to an increase in commission expense due to a change in our commission rate structure. This increase was offset by a decrease in G&A of $0.6 million related to a decrease in bad debt expense and variable compensation and a decrease in deferred compensation of $0.2 million. As a percentage of total revenue, SG&A expenses increased to 15.7% in the second quarter of fiscal year 2005 as compared to 13.1% in the prior year quarter. SG&A expenses consist mainly of salaries and related expenses, sales commissions and professional and legal fees.

Included in SG&A in fiscal 2005 is the amortization of deferred compensation for restricted stock issued in the first quarter of fiscal 2005. Included in SG&A in fiscal 2004 is the amortization of deferred compensation for options issued in fiscal 2002 below fair market value. The amortization of deferred compensation is $60,000 in the second quarter of fiscal 2005 as compared to $0.2 million in the second quarter of fiscal 2004.

Amortization of Intangibles. Amortization of intangibles was $1.1 million for the second quarter of fiscal year 2005 as compared to $0.6 million in the prior year quarter. Intangibles consist of assets acquired in connection with the acquisition of MNC and assets acquired for the Video business unit. The increase is due to the additional amortization of intangible assets related to the acquisition of assets for the Video business unit which occurred in the first quarter of fiscal 2005.

Operating Income. In dollar terms, operating income was $15.3 million in the second quarter of fiscal year 2005 compared to $21.8 million in the second quarter of fiscal year 2004. Expressed as a percentage of revenue, operating income was 25.3% and 31.3% in the second quarter of fiscal year 2005 and the prior year quarter, respectively.

Interest Expense. Interest expense was $15,000 in the second quarter of fiscal year 2005 and $0.1 million in the second quarter of fiscal year 2004. This decrease is due to acceleration of financing fees in the second quarter of fiscal year 2004.

Interest and Other Income. Interest and other income was $0.9 million for the quarter ended January 1, 2005 and $0.5 million in the prior year quarter due to an increase in cash invested.

Income Tax Expense. Our effective income tax rate was 13.6% for the second quarter of fiscal year 2005 as compared to 15.9% in the prior year period. The effective tax rate for fiscal years 2005 and 2004 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income, for five years as stated in our agreement with the Economic Development Board of Singapore. The five-year period ends December 31, 2007. We do not currently calculate deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be a $77.6 million liability as of January 1, 2005.

SIX MONTHS ENDED JANUARY 1, 2005 AS COMPARED TO SIX MONTHS ENDED DECEMBER 27, 2003

Revenue. Revenue was $126.7 million for the first half of fiscal year 2005, a decrease of $8.1 million from the corresponding prior year period. The decrease is attributable to a decline in volume and average selling price in sales of our PC end markets, due to inventory in the channel for the Christmas season. Our military revenue also declined as some of the older programs have slowed. Our average selling price for our products decreased 2.2% and the volume decreased 3.9%.

The following is a summary of revenue percentages by end market:

	Six Months Ended
	Jan. 1, 2005	Dec. 27, 2003	Year over Year Revenue Growth
PC	46%	46%	-7%
Digital Consumer	16%	14%	6%
Communications	32%	31%	-1%
Other	6%	9%	-39%

Foreign revenue, which includes shipments of products to foreign companies as well as offshore subsidiaries of US multinational companies, was 74.3% of total revenue for the first six months of fiscal year 2005 as compared to 76.4% of total revenue in the prior year period. Our sales are denominated in U.S. dollars, which minimizes foreign currency risk.

Gross Margin. Gross margin represents net revenue less cost of sales. Cost of sales includes the cost of purchasing the finished silicon wafers manufactured by independent foundries, costs associated with assembly, packaging, testing, quality assurance, product yields and the cost of personnel and equipment associated with manufacturing support. Cost of sales was $52.0 million for the first half of fiscal year 2005, a decrease of $2.5 million from the prior year period because of lower unit shipments. Cost of sales as a percentage of total revenue was 41.1% for the first half of fiscal year 2005 as compared to 40.4% in the prior year period. This translates to gross margin of 58.9% for the first half of fiscal year 2005 as compared to 59.6% in the prior year period.

Research and Development Expense. R&D expense was $26.7 million for the first half of fiscal year 2005, an increase of $7.3 million from the prior year period. This increase is due to the amortization of $7.1 million for assets with a short useful life related to the purchase of assets for the Video business unit. Excluding this charge, R&D expense increased $0.2 million in the first half of fiscal year 2005 as compared to the prior year period. As a result of the hiring of additional personnel compensation expense increased $1.2 million but was offset by a decrease in variable compensation of $1.1 million and other controllable expenses of $0.1 million in the first half of fiscal year 2005. As a percentage of revenue, R&D increased to 21.0% in the first half of fiscal year 2005 as compared to 14.3% in the prior year period. Excluding the amortization of Video business unit assets, R&D increased to 15.5% as a percentage of revenue in the first half of fiscal 2005.

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

Selling, General and Administrative. Selling, general, administrative and other expense (“SG&A”) was $19.6 million for the first half of fiscal year 2005, an increase of $1.3 million from the prior year period. The increase is attributable to legal and consulting fees of $0.6 million related to the acquisition of assets for the Video business unit, an increase in commission expense of $1.1 million, and an increase in consulting fees related to our Sarbanes-Oxley compliance of $0.2 million, offset by a decrease in deferred compensation of $0.4 million and a decrease in other controllable expenses of $0.2 million. The increase in sales commission expense is due to a change in our commission rate structure. As a percentage of total revenue, SG&A expenses increased to 15.4% in the first half of fiscal year 2005 as compared to 13.6% in the prior year period. The percentage increase is attributable to the decrease in revenue from the prior year period. SG&A expenses consist mainly of salaries and related expenses, sales commissions and professional and legal fees.

Included in SG&A in fiscal 2005 is the amortization of deferred compensation for restricted stock issued in the first quarter of fiscal 2005. Included in SG&A in fiscal 2004 is the amortization of deferred compensation for options issued in fiscal 2002 below fair market value. The amortization of deferred compensation is $0.1 million in the first half of fiscal 2005 as compared to $0.5 million in the fiscal 2004 period.

Amortization of Intangibles. Amortization of intangibles was $2.0 million for the first six months of fiscal year 2005 as compared to $1.2 million in the prior year corresponding period. Intangibles consist of assets acquired in connection with the acquisition of MNC and assets acquired for the Video business unit. The increase is due to the additional amortization of intangible assets related to the acquisition of assets for the Video business unit which occurred in the first quarter of fiscal 2005.

Operating Income. In dollar terms, operating income was $26.4 million in the first half of fiscal year 2005 compared to $41.6 million in the prior year period. Expressed as a percentage of revenue, operating income was 20.8% and 30.8% for the first six months of fiscal year 2005 and the prior year period, respectively.

Interest Expense. Interest expense was $30,000 in the first half of fiscal year 2005 and $0.2 million in the prior year period. This decrease is due to acceleration of financing fees in the first half of fiscal year 2004.

Interest and Other Income. Interest and other income was $1.6 million for the first half of fiscal year 2005 and $1.3 million in the prior year period. Included in other income for the first six months of fiscal 2004 is a gain of $0.3 million as a result of the sale of 25% of our investment in Maxtek Technology Co. Ltd.

Income Tax Expense. Our effective income tax rate was 13.6% for the first half of fiscal year 2005 as compared to 15.8% in the prior year period. The effective tax rate for fiscal years 2005 and 2004 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income, for five years as stated in our agreement with the Economic Development Board of Singapore. The five-year period ends December 31, 2007. The increase in overall tax rate was directly attributable to increased income in our USA locations relative to our total operations. We do not currently calculate deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be a $77.6 million liability as of January 1, 2005.

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

At January 1, 2005, our principal sources of liquidity included cash and marketable securities of $192.8 million as compared to the July 3, 2004 balance of $195.6 million. Net cash provided by operating activities was $29.0 million in the first six months of fiscal year 2005, as compared to $45.5 million in the prior year period. This decrease is attributable to expenses related to the acquisition of assets for the Video business unit. Our days sales outstanding increased from 58 days at July 3, 2004 to 72 days at January 1, 2005 as a result of back ended shipments during the quarter ending January 1, 2005. Inventory turns decreased from 5.1 times at July 3, 2004 to 4.1 times at January 1, 2005. Inventory is turning slower as demand for our products decreased in the first six months of fiscal year 2005.

Purchases for property and equipment were $5.3 million in the first six months of fiscal year 2005 as the company invested in production capacity and research and development versus $4.4 million in the prior year period.

Purchases of marketable securities were $70.4 million in the first six months of fiscal year 2005 compared to $124.6 million in the prior year period. During this period, we invested more funds in the three to six month ranges.

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

From December 2002 through August 2003 we sold 3.0 million shares or 75% of our ownership of Maxtek for a total gain of $0.9 million during this period. During the second quarter of fiscal 2005, Maxtek declared a stock dividend. As a result of this dividend, our ownership is 1.3 million shares or approximately 2.5% of Maxtek.

Maxtek, our international stocking representative for our PC business in Taiwan and China, represented approximately 24% of our sales for the first six months of fiscal year 2005, and 22% in the prior year period. Additionally, sales to Lacewood International Corp, representing business in Hong Kong and China, and Magic Island International representing business in Korea, entities that are commonly controlled by the owners’ of Maxtek, were approximately 10% and 7% of our sales for the first six months of fiscal year 2005, respectively, and 17% for Lacewood in the prior year period.

During the first six months of fiscal 2005, we received $2.8 million from the exercise of stock options.

In September 2001, we announced a stock repurchase program, which authorized the purchase, from time to time, of 2.0 million shares of our common stock on the market. In October 2002, we announced that our Board of Directors approved an increase in the number of shares to be repurchased under this repurchase program to 3.0 million. In October 2004, we announced that our Board of Directors approved an increase in the number of shares to be repurchases by an additional 2.0 million for a total of 5.0 million shares authorized for repurchase. As of January 1, 2005, we had repurchased 2.8 million shares for $60.4 million.

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

The following table summarizes the activity of the restructuring reserve since inception:

(in thousands)	Original Plan Date 1/2002	Utilization 2002	Balance 6/2002	Utilization 2003	Balance 6/2003	Utilization 2004	Adjustments 2004	Balance 6/2004	Utilization 2005	Balance 1/2005
Plant Closing Costs	$1,214	$27	$1,187	$472	$715	$420	$223	$72	$72	$—
Personnel Costs	2,017	437	1,580	1,151	429	496	(67)	—	—	—
Write-down of Fixed Assets	2,407	—	—	—	—	—	—	—	—	—

Total	$5,638	$464	$2,767	$1,623	$1,144	$916	$156	$72	$72	$—

During fiscal year 2004, goodwill was adjusted due to the reversal of a portion of the restructuring reserve. The results of MNC have been included in the consolidated financial statements since the acquisition date.

On March 1, 2004 we entered into a revolving credit loan agreement, which will terminate March 1, 2007. The revolving credit loan agreement allows us to draw down to a maximum balance of $20.0 million in increments of not less than $500,000. At our option, the unpaid balance shall bear interest at the available LIBOR Based Rate (as defined) or the Prime Based Rate (as defined). A commitment fee on the average daily-unused portion of the revolving credit loan balance will be due and payable on a quarterly basis. The commitment fee will be between .20% (.0020) and .25% (.0025) based on the funded debt to EBITDA ratio calculated the previous quarter. There was no outstanding balance on our revolving credit loan agreement as of January 1, 2005.

Our revolving credit loan agreement requires the maintenance of specified financial ratios, including a fixed charge coverage ratio, a funded debt to EBITDA ratio, a liquidity ratio, a minimum tangible net worth, and imposes financial limitations. In addition, the loan agreement restricts our ability to pay dividends to the holders of our common stock. At January 1, 2005, we were in compliance with the covenants.

Off-Balance Sheet Arrangements

Our purchase obligations consist of purchase commitments with our manufacturers and are based on a six-month rolling forecast. The purchase commitments are utilized to ensure capacity at our various manufacturers.

The following summarizes our significant contractual obligations and commitments as of January 1, 2005 (in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
(in thousands)
Long-Term Debt	$—	$—	$—	$—	$—
Operating Leases	11,119	1,473	7,627	1,779	240
Purchase Obligations	18,495	18,495	—	—	—

Total	$29,614	$19,968	$7,627	$1,779	$240

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) – “Share-Based Payment” This standard supercedes APB No. 25, and requires recognition of expense in the financial statements of the cost of share based payment transactions, including stock options, based on the fair value of the award at the grant date. The provisions of this standard are effective for public companies for interim or annual periods beginning after June 15, 2005. We will adopt this statement beginning with our first quarter of fiscal year 2006. At this time we have not determined the transition method that will be used. We are currently evaluating the implementation of this standard and the impact on our calculation of stock option expense. The pro forma provided in footnote 1 “Stock Compensation” provides a reasonable estimate of the impact on our financial statements. However, our implementation of this standard based on the new guidelines could vary from the pro forma and have a material impact on our financial position.

In November 2004, the FASB issued SFAS No. 151 – “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” This standard clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Currently this statement does not have an impact on our financial position. However, if in the future we were to experience such abnormal costs such as idle facility expense, handling costs and wasted material it could have a material impact on our operations.

In September 2004, the FASB approved issuance of Staff Position (“FSP”) EITF 03-1-1, “Effective Date of Paragraphs 10 through 20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). FSP EITF 03-1-1 delays the effective date of paragraphs 10 through 20 of EITF 03-1 as they relate to recognition of other-than-temporary impairment for cost method and marketable investments. This deferral will extend until a Staff Position is issued to provide clarification of the guidance presented in paragraphs 10 through 20. Effective July 4, 2004, we adopted all other provisions of EITF Issue 03-1, including measurement guidance for evaluating whether an impairment has occurred for marketable securities and cost method investments. Adoption of these requirements did not have a material effect on the results of operations. Effective December 31, 2004, additional disclosures were also required for cost method investments. The effect of implementing the final provisions of paragraphs 10 through 20 cannot currently be estimated due to the pending implementation issues, but is not expected to be material to the results of future operations.

On October 22, 2004, the American Jobs Creation Act of 2004 was enacted by President Bush. We are currently evaluating the impact of this new law on our operations and effective tax rate. At this time, we are unable to determine the effects of this new law and will continue to analyze its potential impact as guidance is made available.

On October 4, 2004, President George W. Bush signed the “Working Families Tax Relief Act of 2004”, which retroactively reinstated the research tax credit to the June 30, 2004 expiration date. This change in the law will not have a material impact on the results of future operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exposures. Our sales are denominated in U.S. dollars and accordingly, we do not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in exchange rates would not have a material impact on our future operating results or cash flows.

The company had interest expense of $30,000 for the first six months of fiscal year 2005 and consists of the commitment fee for our revolving credit loan agreement. We had no outstanding debt during the second quarter of fiscal year 2005; therefore, there is no potential increase in interest expense for the first six months of fiscal year 2005 from hypothetical 2% adverse change in variable interest rates.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of January 1, 2005, the Company’s president, chief executive officer and chief financial officer (principal executive officer and principal financial officer) have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner.

As of January 1, 2005, we are continuing our assessment of the effectiveness of our internal control procedures related to information systems access controls, financial reporting and certain entity-wide controls related to corporate governance. As of the date of this filing, we have identified and will remediate deficiencies relating to documentation of control procedures. We expect to fully remediate these matters by the end of fiscal year 2005.

Changes in internal controls. There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended January 1, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum # of Shares that May Yet Be Purchased Under the Plans or Programs
October 3, 2004 To October 30, 2004	25,000	$22.6821	25,000	2,500,000

October 31, 2004 To November 27, 2004	12,500	22.4764	12,500	2,487,500

November 28, 2004 To January 1, 2005	250,000	21.3174	250,000	2,237,500

Total	287,500	$21.4864	287,500	2,237,500

(1)	These shares were repurchased in open-market transactions pursuant to a stock repurchase program announced in September 2001. Up to 3.0 million shares of our common stock were authorized for repurchase under the repurchase program. On October 26, 2004 2.0 million additional shares were authorized for repurchase to bring the total amount of shares to 5.0 million. The repurchase program does not have an expiration date.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of stockholders held October 28, 2004, the stockholders of the Company elected three directors of the Company.

Mr. Lewis C. Eggebrecht, Mr. Henry I. Boreen and Mr. David Dominik were elected to serve as directors at the meeting. The voting results were 64,633,301 shares in favor and 1,798,891 shares abstained for Mr. Eggebrecht, 39,617,988 shares in favor and 26,814,204 shares abstained for Mr. Boreen and 65,218,793 shares in favor and 1,213,399 shares abstained for Mr. Dominik.

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

INTEGRATED CIRCUIT SYSTEMS, INC.

Date: February 10, 2005	By:	/s/ Hock E. Tan
Hock E. Tan
President and Chief Executive Officer

Date: February 10, 2005	By:	/s/ Justine F. Lien
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