Form 10-Q
period 2005-04-02
INTEGRATED CIRCUIT SYSTEMS INC
filed 2005-05-12
CIK 874689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended April 2, 2005

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

As of May 10, 2005, there were 69,960,303 shares of Common Stock; $0.01 par value, outstanding.

INTEGRATED CIRCUIT SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	April 2, 2005	July 3, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$43,874	$68,973
Marketable securities	24,198	126,606
Accounts receivable, net	45,489	45,717
Inventory, net	18,431	18,772
Deferred income taxes	18,658	22,759
Prepaid assets	3,615	6,309
Other current assets	3,545	880

Total current assets	157,810	290,016

Property and equipment, net	20,417	19,254
Long term investments	139,001	5,000
Intangibles	42,077	27,842
Goodwill	35,422	35,422
Other assets	5,143	62

Total assets	$399,870	$377,596

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Lease payable	$38	$82
Accounts payable	13,879	17,557
Accrued salaries and bonus	86	2,811
Accrued commissions	1,835	838
Accrued expenses	1,300	1,474
Accrued vacation	1,082	1,024
Accrued expenses and other current liabilities	1,982	2,371
Income taxes payable	930	3,576

Total current liabilities	21,132	29,733

Deferred tax and other liabilities	12,448	11,638

Total liabilities	33,580	41,371

Commitments and contingencies
Shareholders’ equity:
Preferred Stock, authorized 5,000; none issued	—	—
Common stock, $0.01 par, authorized 300,000; Issued 73,131 and 72,701 shares, as of April 2, 2005 and July 3, 2004, respectively	731	727
Additional paid in capital	289,908	282,569
Retained earnings	144,276	107,140
Deferred compensation	(801)	—
Treasury stock, at cost, 3,153 shares, as of April 2, 2005 and 2,475 shares, as of July 3, 2004	(67,824)	(54,211)

Total shareholders’ equity	366,290	336,225

Total liabilities and shareholders’ equity	$399,870	$377,596

See accompanying notes to consolidated financial statements.

INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004
Revenue:	$58,124	$67,794	$184,848	$202,644

Cost and expenses:
Cost of sales	23,817	26,745	75,858	81,288
Research and development	9,943	10,426	29,556	29,748
Amortization of Video research and development costs	—	—	7,051	—
Selling, general and administrative	9,555	8,533	29,125	26,811
Amortization of intangibles	1,115	575	3,164	1,725

Operating income	13,694	21,515	40,094	63,072

Interest and other income	1,249	544	2,818	1,885
Interest expense	(15)	(33)	(45)	(251)

Income before income taxes	14,928	22,026	42,867	64,706

Income taxes	1,921	3,480	5,731	10,228

Net income	$13,007	$18,546	$37,136	$54,478

Basic income per share:
Net income	$0.19	$0.26	$0.53	$0.77

Diluted income per share:
Net income	$0.18	$0.26	$0.52	$0.75

Weighted average shares outstanding – basic	70,041	70,320	70,242	70,398
Weighted average shares outstanding – diluted	70,718	72,215	71,206	72,817

See accompanying notes to consolidated financial statements.

INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	April 2, 2005	March 27, 2004
Cash flows from operating activities:
Net income	$37,136	$54,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,632	6,855
Amortization of Video research & development costs	7,051	—
Gain on sale of assets	(1,302)	(659)
Tax benefit of stock options	2,415	9,905
Deferred income taxes	4,989	1,491
Changes in assets and liabilities:
Accounts receivable	228	(13,291)
Inventory	341	(1,065)
Other assets, net	(5,119)	1,424
Accounts payable, accrued expenses and other current liabilities	(5,839)	6,233
Restructuring costs	(72)	(753)
Accrued interest expense	—	(57)
Income taxes payable	(2,646)	(2,439)

Net cash provided by operating activities	45,814	62,122

Cash flows from investing activities:
Purchases of marketable securities	(91,834)	(161,893)
Purchases of long term investments	(134,001)
Sales/Maturities of marketable securities	195,058	92,880
Capital expenditures	(6,216)	(5,641)
Video business unit asset purchase	(24,450)	—
Other	155	47

Net cash used in investing activities	(61,288)	(74,607)

Cash flows from financing activities:
Exercise of stock options	3,298	11,636
Shares purchased through stock purchase plan	798	655
Purchase of treasury stock	(13,613)	(30,251)
Repayment of long-term debt	—	(10,000)
Capital lease payments	(108)	(111)

Net cash provided by financing activities	(9,625)	(28,071)

Net (decrease) increase in cash and cash equivalents	(25,099)	(40,556)
Cash and cash equivalents:
Beginning of period	$68,973	$118,038

End of period	$43,874	$77,482

See accompanying notes to consolidated financial statements.

INTEGRATED CIRCUIT SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1) INTERIM ACCOUNTING POLICY

The accompanying financial statements have not been audited. In the opinion of our management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position at April 2, 2005 and results of operations and cash flows for the interim periods presented.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended July 3, 2004. Results of operations for the nine months ended April 2, 2005 are not necessarily indicative of results to be expected for the full year.

Per SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We state these accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the consolidated financial statements contained in our Annual Report on Form 10-K for our fiscal year ended July 3, 2004. There were no significant changes to our critical accounting polices during the nine months ended April 2, 2005.

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

We apply APB No. 25 and related interpretations in accounting for stock option plans. Our policy is to grant stock options at the fair market value of the underlying stock at the date of grant. Accordingly, compensation expense is generally recognized only when options are granted with a discounted exercise price. Any resulting compensation expense is recognized ratably over the associated service period, which is generally the option vesting term. Had compensation cost been recognized consistent with SFAS No. 123, as amended by SFAS No. 148, our consolidated net earnings and earnings per share for the three-month and nine-month periods ending April 2, 2005 and March 27, 2004 would have been as follows (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004
Net income, as reported	$13,007	$18,546	$37,136	$54,478
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects (1)	39	159	104	476
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	5,329	3,886	15,025	11,657

Net income, pro forma	$7,717	$14,819	$22,215	$43,297

Basic earnings per share:
As reported	$0.19	$0.26	$0.53	$0.77
Pro forma	$0.11	$0.21	$0.32	$0.62

Diluted earnings per share:
As reported	$0.18	$0.26	$0.52	$0.75
Pro forma	$0.11	$0.21	$0.31	$0.61

Diluted common shares:
As reported	70,718	72,215	71,206	72,817
Pro forma	70,775	71,351	70,976	71,429

(1)	In the Company’s Form 10-Q for the three and nine months ending March 27, 2004 the stock-based employee compensation expense included in reported net earnings was reported as $244,000 and $731,000, respectively. This amount has been adjusted as shown above to provide for the related tax effects.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) – “Share-Based Payment.” This standard supercedes APB No. 25, and requires recognition of expense in the financial statements of the cost of share based payment transactions, including stock options, based on the fair value of the award at the grant date. The provisions of this standard are effective for public companies for annual periods beginning after June 15, 2005. We will adopt this statement beginning with our first quarter of fiscal year 2006. At this time we have not determined the transition method that will be used. We are currently evaluating the implementation of this standard and the impact on our calculation of stock option expense. The pro forma provided in footnote 1 “Stock

Compensation” provides a reasonable estimate of the impact on our financial statements. However, our implementation of this standard based on the new guidelines could vary from the pro forma and have a material impact on our financial position.

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

(3) MARKETABLE SECURITIES

Investments in marketable securities primarily consist of short-term commercial paper. During the nine months ended April 2, 2005, proceeds from the maturities of marketable securities were used for the acquisition of intangible assets related to the Video business unit.

(4) LONG TERM INVESTMENTS

Long term investments consist primarily of debt securities with maturities greater than one year. Securities classified as held-to-maturity are reported at amortized cost. It is our intent to hold to maturity all debt securities, however, from time to time securities are designated as available-for sale. Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

(5) INVENTORY

Inventory is valued at the lower of cost or market. Cost is determined by the first in, first out (FIFO) method. The components of inventories are as follows (in thousands):

	April 2, 2005	July 3, 2004
Raw Materials	$7,813	$8,237
Work-in-process	8,226	7,953
Finished parts	9,661	9,296
Less: Obsolescence reserve	(7,269)	(6,714)

	$18,431	$18,772

A total of $1.2 million in inventory was scrapped in the nine months ended April 2, 2005.

(6) DEBT

On March 1, 2004, we entered into a revolving credit loan agreement, which will terminate March 1, 2007. The revolving credit loan agreement allows us to draw down to a maximum balance of $20.0 million in increments of not less than $500,000. At our option, the unpaid balance shall bear interest at the available LIBOR Based Rate (as defined) or the Prime Based Rate (as defined). A commitment fee on the average daily-unused portion of the revolving credit loan balance is due and payable on a quarterly basis. The commitment fee will be between .20% (.0020) and .25% (.0025) based on the funded debt to EBITDA ratio calculated the previous quarter. There was no outstanding balance on our revolving credit loan agreement as of April 2, 2005.

Our revolving credit loan agreement requires the maintenance of specified financial ratios and covenants, including a fixed charge coverage ratio, a funded debt to EBITDA ratio, a liquidity ratio, a minimum tangible net worth covenant, and imposes additional financial limitations. The current revolving credit loan agreement also restricts our ability to pay dividends to the holders of our common stock. At April 2, 2005 we were in compliance with all of these covenants.

In connection with the acquisition of Micro Networks Corporation (“MNC”) in fiscal year 2002, we entered into a revolving credit and term loan facility dated December 31, 2001, which would have terminated December 31, 2004. The facility enabled us to draw down $45.0 million under the term loan and $10.0 million under the revolving credit facility. At our option, the interest rate under the term loan was either (1) an annual base rate, which is the higher of (i) a rate of interest announced from time to time by the lenders’ administrative agent as the base rate (“Base Rate”) or (ii) the sum of the federal funds rate plus 0.5% per annum or (2) London Interbank Offer Rate (“LIBOR”) plus 1.75%. At our option, the interest rate under the revolving credit facility was either (1) the Base Rate or (2) the LIBOR Rate plus a pre-formulated margin. During the first quarter of fiscal year 2004, we paid down $4.2 million of the term loan. During the second quarter of fiscal 2004, we made the final payment of $5.8 million on our term loan. This loan agreement was terminated in the third quarter of fiscal year 2004.

(7) RESTRUCTURING COST

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

The following table summarizes the activity of the restructuring reserve since inception:

(in thousands)	Original Plan Date 1/2002	Utilization 2002	Balance 6/2002	Utilization 2003	Balance 6/2003	Utilization 2004	Adjustments 2004	Balance 6/2004	Utilization 2005	Balance 3/2005
Plant Closing Costs	$1,214	$27	$1,187	$472	$715	$420	$223	$72	$72	$—
Personnel Costs	2,017	437	1,580	1,151	429	496	(67)	—	—	—
Write-down of Fixed Assets	2,407	—	—	—	—	—	—	—	—	—

Total	$5,638	$464	$2,767	$1,623	$1,144	$916	$156	$72	$72	$—

(8) CAPITAL STOCK

In September 2001, we announced a share repurchase program, which authorized the purchase, from time to time, of 2.0 million shares of our common stock on the open market. In October 2002, we announced that our Board of Directors approved an increase in the number of shares to be repurchased under this repurchase program to 3.0 million. In October 2004, our Board of Directors approved an additional increase in the number of shares to be repurchased under the repurchase program by 2.0 million shares for a total of 5.0 million shares authorized for repurchase. As of April 2, 2005, we had repurchased 3.2 million shares for $67.8 million. There are 1.8 million shares available for repurchase.

As of April 2, 2005, additional paid in capital increased $7.5 million from the July 3, 2004 balance as the result of the exercise of stock options, the tax benefit relating to the exercises of non-qualified stock options, the purchase of our stock by employees in our stock purchase plan, and restricted stock grants.

On August 5, 2004 we issued restricted stock to certain employees. The issuance of this restricted stock resulted in deferred compensation of $0.9 million in the first quarter of fiscal 2005. The deferred compensation is amortized over four years. The amortization of deferred compensation is $0.2 million through the third quarter of fiscal 2005.

(9) INDUSTRY AND SEGMENT INFORMATION

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

(10) NET INCOME PER SHARE

Basic net income per share is based on the weighted-average number of common shares outstanding excluding contingently issuable or returnable shares that contingently convert into common stock upon certain events. Diluted net income per share is based on the weighted average number of common shares outstanding and diluted potential common shares outstanding. For the three months ended April 2, 2005 and March 27, 2004, there were 5.8 million and 0.9 million options outstanding, respectively, that are excluded from the diluted net income per share calculation because their inclusion would have had an antidilutive effect on EPS. For the nine months ended April 2, 2005 and March 27, 2004, there were 3.0 million and 0.3 million options outstanding, respectively, that are excluded from the diluted net income per share calculation because their inclusion would have had an antidilutive effect on EPS

The following table sets forth the computation of net income (numerator) and shares (denominator) for earnings per share:

	Three Months Ended		Nine Months Ended
	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004
Numerator (in thousands):
Net income	$13,007	$18,546	$37,136	$54,478

Denominator (in thousands):
Weighted average shares outstanding used for basic income per share	70,041	70,320	70,242	70,398
Common stock equivalents	677	1,895	964	2,419

Weighted average shares outstanding used for diluted income per share	70,718	72,215	71,206	72,817

(11) COMPREHENSIVE INCOME

Total comprehensive income represents net income plus the results of certain equity changes not reflected in the condensed consolidated statements of operations. The components of total comprehensive income are shown below.

	Three Months Ended		Nine Months Ended
	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004
Net income	$13,007	$18,546	$37,136	$54,478

Other comprehensive income:
Unrealized gain/(loss) on available for sales securities	(131)		(131)
Foreign currency translation	(1)	2	3	6

Total comprehensive income	$12,875	$18,548	$37,008	$54,484

(12) INCOME TAX

Our effective income tax rate was 13.4% for the first nine months of fiscal year 2005 as compared to 15.8% in the prior year period. During the third quarter of fiscal 2005 we filed our fiscal 2004 consolidated income tax return. As a result of this filing and the subsequent true-up of our fiscal 2004 tax accounts our income tax expense decreased $0.4 million in the third quarter of fiscal 2005. Included in the true-up during the third quarter of fiscal year 2005 is a reduction in expense of $1.3 for our fiscal year 2004 R&D tax credit. This decrease was offset by an immaterial error, also related to our R&D tax credit, which occurred in fiscal year 2004 and resulted in an increase of expense of $0.9 million in the third quarter of fiscal year 2005. This item is not material to our current or prior periods. The effective tax rate for fiscal years 2005 and 2004 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income, for five years as stated in our agreement with the Economic Development Board of Singapore. The five-year period ends December 31, 2007. The pioneer status is contingent upon ICS meeting certain investment criteria in fixed assets, personnel, and technology. We do not currently calculate deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be a liability of approximately $81.2 million as of April 2, 2005.

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

(13) CONTINGENCIES

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

(14) CUSTOMERS

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

From December 2002 through August 2003 we sold 3.0 million shares or 75% of our ownership of Maxtek for a total gain of $0.9 million during this period. During the first quarter of fiscal 2004 and in the second quarter of 2005, Maxtek declared stock dividends. As a result of these dividends, our ownership is 1.3 million shares or approximately 2.3% of Maxtek.

Maxtek, our international stocking representative for our PC business in Taiwan and China, represented approximately 24% of our sales for the first nine months of fiscal year 2005, and 23% in the prior year period. Additionally, sales to Lacewood International Corp, representing business in Hong Kong and China, and Magic Island International representing business in Korea, entities that are commonly controlled by the owners’ of Maxtek, were approximately 11% and 6% of our sales for the first nine months of fiscal year 2005, respectively, and 14% for Lacewood in the prior year period.

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

Executive Summary

We design, develop and market silicon timing devices that emit timing signals used to sequence and synchronize electronic operations to ensure that information is interpreted at the right time and speed. Our silicon timing devices are used in computing systems, such as PCs, workstations, disk drives and printers, as well as in a wide range of digital consumer products, such as digital set-top boxes, HDTVs, digital audio and imaging products and video game consoles. Increasingly, our silicon timing devices are also being used in products within the communications infrastructure industry, including Internet backbone, access and networking equipment, such as optical switches, routers, cable and DSL modems, servers and storage area networks. All digital devices require a timing signal and those with any degree of complexity require silicon timing devices to time and synchronize their various operations. Additionally, we now offer surface acoustic wave (“SAW”) technology to develop high performance products for optical networking and wireless infrastructure markets.

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

During the first quarter of fiscal year 2005 we acquired assets and formed the Video Business Unit. This purchase gives us the capability to develop a family of high performance mixed signal products for the high definition and digital video/imaging market.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to revenue of certain cost, expense and income items. The table and the subsequent discussion should be read in conjunction with the financial statements and the notes thereto.

	Three Months Ended		Nine Months Ended
	Apr. 2, 2005	Mar. 27, 2004	Apr. 2, 2005	Mar. 27, 2004
Revenues	100.0%	100.0%	100.0%	100.0%

Gross margin	59.0	60.6	59.0	59.9

Research and development	17.1	15.4	16.0	14.7
Amortization of Video research and development costs	—	—	3.8	—
Selling, general and administrative	16.4	12.6	15.8	13.2
Amortization of intangibles	1.9	0.8	1.7	0.9

Operating income	23.6	31.8	21.7	31.1

Interest and other income	2.1	0.8	1.5	0.9
Interest expense	(0.03)	(0.05)	(0.02)	(0.1)

Income before income taxes	25.7	32.5	23.2	31.9
Income taxes	3.3	5.1	3.1	5.0

Net income	22.4%	27.4%	20.1%	26.9%

THIRD QUARTER FISCAL YEAR 2005 AS COMPARED TO THIRD QUARTER FISCAL YEAR 2004

Revenue. Revenue was $58.1 million for the third quarter ended April 2, 2005, a decrease of $9.7 million from the prior year quarter. Demand in our communication end markets declined due to weak market conditions resulting in revenue decline of $6.3 million year over year. Our military revenue, which is included in “Other” end market listed below, also declined as some of the older programs have slowed. Our average selling price for our products decreased 4.8%, and the volume also decreased by 10.0% compared to prior year quarter.

The following is a summary of revenue percentages by end market:

	Three Months Ended
	Apr. 2, 2005	Mar. 27, 2004	Year over Year Revenue Growth
PC	46%	42%	-5%
Digital Consumer	17%	13%	5%
Communications	32%	37%	-25%
Other	5%	8%	-46%

Foreign revenue, which includes shipments of products to foreign companies as well as offshore subsidiaries of US multinational companies, was 73.2% of total revenue for the third quarter of fiscal year 2005 as compared to 72.3% of total revenue in the prior year quarter. Our sales are denominated in U.S. dollars, which minimizes foreign currency risk.

Gross Margin. Gross margin represents net revenue less cost of sales. Cost of sales includes the cost of purchasing the finished silicon wafers manufactured by independent foundries, costs associated with assembly, packaging, testing, quality assurance, product yields and the cost of personnel and equipment associated with manufacturing support. Cost of sales was $23.8 million for the quarter ended April 2, 2005, a decrease of $2.9 million from the prior year quarter, due to a decrease in units shipped as a result of the decline in our end markets. Cost of sales as a percentage of total revenue was 41.0% for the third quarter of fiscal year 2005 and 39.4% the prior year quarter. This translates to gross margin as a percentage of total revenue of 59.0% for the third quarter of fiscal year 2005 and 60.6% in the prior year quarter.

Research and Development Expense. Research and development (“R&D”) expense was $9.9 million for the third quarter of fiscal year 2005, a decrease of $0.5 million from the prior year quarter. We continue to invest in R&D through the hiring of additional personnel which resulted in an increase in compensation expense of $0.4 million. This increase is offset by a decrease in variable compensation expense in the third quarter of fiscal 2005 of $0.3 million and other controllable expenses of $0.6 million. As a percentage of revenue, R&D increased to 17.1% in the third quarter of fiscal year 2005 as compared to 15.4% in the prior year period.

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

Selling, General and Administrative. Selling, general and administrative expense (“SG&A”) was $9.6 million for the third quarter of fiscal year 2005, an increase of $1.0 million from the prior year quarter. Selling expense increased $0.6 million in the third quarter of fiscal year 2005 as compared to the prior year period, which is attributable to an increase of $0.3 million in commission expense due to a change in our commission rate structure and $0.3 million related to compensation expense. G&A increased $0.6 million as a result of consulting services performed for Sarbanes-Oxley compliance. These increases in SG&A were offset by a $0.2 million decrease in variable compensation. As a percentage of total revenue, SG&A expenses increased to 16.4% in the third quarter of fiscal year 2005 as compared to 12.6% in the prior year quarter. SG&A expenses consist mainly of salaries and related expenses, sales commissions and professional and legal fees.

Included in SG&A in fiscal 2005 is the amortization of deferred compensation for restricted stock issued in the first quarter of fiscal 2005. Included in SG&A in fiscal 2004 is the amortization of deferred compensation for options issued in fiscal 2002 below fair market value. The amortization of deferred compensation is $60,000 in the third quarter of fiscal 2005 as compared to $0.2 million in the third quarter of fiscal 2004.

Amortization of Intangibles. Amortization of intangibles was $1.1 million for the third quarter of fiscal year 2005 as compared to $0.6 million in the prior year quarter. Intangibles consist of assets acquired in connection with the acquisition of MNC and assets acquired for the Video business unit. The increase is due to the additional amortization of intangible assets related to the acquisition of assets for the Video business unit which occurred in the first quarter of fiscal 2005.

Operating Income. In dollar terms, operating income was $13.7 million in the third quarter of fiscal year 2005 compared to $21.5 million in the third quarter of fiscal year 2004. Expressed as a percentage of revenue, operating income was 23.6% and 31.8% in the third quarter of fiscal year 2005 and the prior year quarter, respectively.

Interest Expense. Interest expense was $15,000 in the third quarter of fiscal year 2005 and $33,000 in the third quarter of fiscal year 2004. This decrease is due to acceleration of financing fees in the third quarter of fiscal year 2004 as a result of the termination of our term loan in the third quarter of fiscal year 2004. Refer to footnote 6 for additional information.

Interest and Other Income. Interest and other income was $1.2 million for the quarter ended April 2, 2005 and $0.5 million in the prior year quarter due to an increase in cash invested.

Income Tax Expense. Our effective income tax rate was 12.9% for the third quarter of fiscal year 2005 as compared to 15.8% in the prior year period. During the third quarter of fiscal 2005 we filed our fiscal 2004 consolidated income tax return. As a result of this filing and the subsequent true-up of our fiscal 2004 tax accounts our income tax expense decreased $0.4 million in the third quarter of fiscal 2005. Included in the true-up during the third quarter of fiscal year 2005 is a reduction in expense of $1.3 for our fiscal year 2004 R&D tax credit. This decrease was offset by an immaterial error, also related to our R&D tax credit, which occurred in fiscal year 2004 and resulted in an increase of expense of $0.9 million in the third quarter of fiscal year 2005. This item is not material to our current or prior periods. The effective tax rate for fiscal years 2005 and 2004 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income, for five years as stated in our agreement with the Economic Development Board of Singapore. The five-year period ends December 31, 2007. We do not currently calculate deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be an $81.2 million liability as of April 2, 2005.

NINE MONTHS ENDED APRIL 2, 2005 AS COMPARED TO NINE MONTHS ENDED MARCH 27, 2004

Revenue. Revenue was $184.8 million for the first nine months of fiscal year 2005, a decrease of $17.8 million from the corresponding prior year period. The decrease is attributable to a decline in volume and average selling price due to change in demand in our PC end markets and weaker demand in our communication end markets. Our military revenue also declined as some of the older programs have slowed. Our average selling price for our products decreased 3.1% and the volume decreased 5.9%.

The following is a summary of revenue percentages by end market:

	Nine Months Ended
	Apr. 2, 2005	Mar. 27, 2004	Year over Year Revenue Growth
PC	46%	44%	-6%
Digital Consumer	16%	14%	5%
Communications	32%	33%	-10%
Other	6%	9%	-41%

Foreign revenue, which includes shipments of products to foreign companies as well as offshore subsidiaries of US multinational companies, was 73.9% of total revenue for the first nine months of fiscal year 2005 as compared to 75.0% of total revenue in the prior year period. Our sales are denominated in U.S. dollars, which minimizes foreign currency risk.

Gross Margin. Gross margin represents net revenue less cost of sales. Cost of sales includes the cost of purchasing the finished silicon wafers manufactured by independent foundries, costs associated with assembly, packaging, testing, quality assurance, product yields and the cost of personnel and equipment associated with manufacturing support. Cost of sales was $75.9 million for the first nine months of fiscal year 2005, a decrease of $5.4 million from the prior year period because of lower unit shipments. Cost of sales as a percentage of total revenue was 41.0% for the first nine months of fiscal year 2005 as compared to 40.1% in the prior year period. This translates to gross margin of 59.0% for the first nine months of fiscal year 2005 as compared to 59.9% in the prior year period.

Research and Development Expense. R&D expense was $36.6 million for the first nine months of fiscal year 2005, an increase of $6.9 million from the prior year period. This increase is due to the amortization of $7.1 million for assets with a short useful life related to the purchase of assets for the Video business unit. Excluding this charge, R&D expense decreased $0.2 million in the first nine months of fiscal year 2005 as compared to the prior year period. As a result of the hiring of additional personnel compensation expense increased $1.8 million but was offset by a decrease in variable compensation of $1.7 million and other controllable expenses of $0.3 million in the first nine months of fiscal year 2005. As a percentage of revenue, R&D increased to 19.8% in the first nine months of fiscal year 2005 as compared to 14.7% in the prior year period. Excluding the amortization of Video business unit assets, R&D increased to 16.0% as a percentage of revenue in the first nine months of fiscal 2005.

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

Selling, General and Administrative. Selling, general, administrative and other expense (“SG&A”) was $29.1 million during the first nine months of fiscal year 2005, an increase of $2.3 million from the prior year period. The increase is attributable to legal and consulting fees of $0.6 million related to the acquisition of assets for the Video business unit, an increase in consulting fees related to our Sarbanes-Oxley compliance of $0.8 million, an increase in compensation expense of $0.8 million and an increase in other controllable expenses of $0.5 million. Sales commission expense increased $1.4 million from the prior period as a result of a change in our commission rate structure. These increases were offset by a decrease in deferred compensation of $0.6 million and a decrease in variable compensation of $1.2 million. As a percentage of total revenue, SG&A expenses increased to 15.8% in the first half of fiscal year 2005 as compared to 13.2% in the prior year period. The percentage increase is attributable to the decrease in revenue from the prior year period. SG&A expenses consist mainly of salaries and related expenses, sales commissions and professional and legal fees.

Included in SG&A in fiscal 2005 is the amortization of deferred compensation for restricted stock issued in the first quarter of fiscal 2005. Included in SG&A in fiscal 2004 is the amortization of deferred compensation for options issued in fiscal 2002 below fair market value. The amortization of deferred compensation is $0.2 million in the first nine months of fiscal 2005 as compared to $0.7 million in the fiscal 2004 period.

Amortization of Intangibles. Amortization of intangibles was $3.1 million for the first nine months of fiscal year 2005 as compared to $1.7 million in the prior year corresponding period. Intangibles consist of assets acquired in connection with the acquisition of MNC and assets acquired for the Video business unit. The increase is due to the additional amortization of intangible assets related to the acquisition of assets for the Video business unit which occurred in the first quarter of fiscal 2005.

Operating Income. In dollar terms, operating income was $40.1 million in the first nine months of fiscal year 2005 compared to $63.1 million in the prior year period. Expressed as a percentage of revenue, operating income was 21.7% and 31.1% for the first nine months of fiscal year 2005 and the prior year period, respectively.

Interest Expense. Interest expense was $45,000 in the first nine months of fiscal year 2005 and $0.3 million in the prior year period. This decrease is due to acceleration of financing fees in the nine months of fiscal year 2004 as a result of the termination of our term loan in the third quarter of fiscal year 2004. Refer to footnote 6 for additional information.

Interest and Other Income. Interest and other income was $2.8 million for the first nine months of fiscal year 2005 and $1.9 million in the prior year period. Included in other income for the first nine months of fiscal 2004 is a gain of $0.3 million as a result of the sale of 25% of our investment in Maxtek Technology Co. Ltd.

Income Tax Expense. Our effective income tax rate was 13.4% for the first nine months of fiscal year 2005 as compared to 15.8% in the prior year period. During the third quarter of fiscal 2005 we filed our fiscal 2004 consolidated income tax return. As a result of this filing and the subsequent true-up of our fiscal 2004 tax accounts our income tax expense decreased $0.4 million in the third quarter of fiscal 2005. Included in the true-up during the third quarter of fiscal year 2005 is a reduction in expense of $1.3 for our fiscal year 2004 R&D tax credit. This decrease was offset by an immaterial error, also related to our R&D tax credit, which occurred in fiscal year 2004 and resulted in an increase of expense of $0.9 million in the third quarter of fiscal year 2005. This item is not material to our current or prior periods. The effective tax rate for fiscal years 2005 and 2004 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income, for five years as stated in our agreement with the Economic Development Board of Singapore. The five-year period ends December 31, 2007. The increase in overall tax rate was directly attributable to increased income in our USA locations relative to our total operations. We do not currently calculate deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be an $81.2 million liability as of April 2, 2005.

INDUSTRY FACTORS

Our strategy has been to develop new products and introduce them ahead of the competition in order to have them selected for design into products of leading OEMs. Our newer components, which include advanced motherboard Frequency Timing Generator (“FTG”) components, data communication components and memory components, are examples of this strategy. However, there can be no assurance that we will continue to be successful in these efforts or that further competitive pressures would not have a material impact on revenue growth or profitability.

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

LIQUIDITY AND CAPITAL RESOURCES

At April 2, 2005, our principal sources of liquidity included cash and marketable securities of $68.1 million as compared to the July 3, 2004 balance of $195.6 million. Net cash provided by operating activities was $45.8 million in the first nine months of fiscal year 2005, as compared to $62.1 million in the prior year period. This decrease is attributable to expenses related to the acquisition of assets for the Video business unit. Our days sales outstanding increased from 58 days at July 3, 2004 to 62 days at April 2, 2005 as a result of back ended shipments during the quarter ending April 2, 2005. Inventory turns decreased from 5.2 times at July 3, 2004 to 4.4 times at April 2, 2005. Inventory is turning slower as demand for our products decreased in the first nine months of fiscal year 2005.

Purchases for property and equipment were $6.2 million in the first nine months of fiscal year 2005 as the company invested in production capacity and research and development versus $5.6 million in the prior year period. Purchases of marketable securities were $91.8 million in the first nine months of fiscal year 2005 compared to $161.9 million in the prior year period. During this period, we invested $134.0 million in long term securities to improve our return on investments. Long term investments consist primarily of debt securities with maturities greater than one year.

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

From December 2002 through August 2003 we sold 3.0 million shares or 75% of our ownership of Maxtek for a total gain of $0.9 million during this period. During the second quarter of fiscal 2005, Maxtek declared a stock dividend. As a result of this dividend, our ownership is 1.3 million shares or approximately 2.3 % of Maxtek.

Maxtek, our international stocking representative for our PC business in Taiwan and China, represented approximately 24% of our sales for the first nine months of fiscal year 2005, and 23% in the prior year period. Additionally, sales to Lacewood International Corp, representing business in Hong Kong and China, and Magic Island International representing business in Korea, entities that are commonly controlled by the owners’ of Maxtek, were approximately 11% and 6% of our sales for the first nine months of fiscal year 2005, respectively, and 14% for Lacewood in the prior year period.

During the first nine months of fiscal 2005, we received $3.3 million from the exercise of stock options.

In September 2001, we announced a stock repurchase program, which authorized the purchase, from time to time, of 2.0 million shares of our common stock on the market. In October 2002, we announced that our Board of Directors approved an increase in the number of shares to be repurchased under this repurchase program to 3.0 million. In October 2004, we announced that our Board of Directors approved an increase in the number of shares to be repurchases by an additional 2.0 million for a total of 5.0 million shares authorized for repurchase. As of April 2, 2005, we had repurchased 3.2 million shares for $67.8 million.

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

The following table summarizes the activity of the restructuring reserve since inception:

(in thousands)	Original Plan Date 1/2002	Utilization 2002	Balance 6/2002	Utilization 2003	Balance 6/2003	Utilization 2004	Adjustments 2004	Balance 6/2004	Utilization 2005	Balance 4/2005
Plant Closing Costs	$1,214	$27	$1,187	$472	$715	$420	$223	$72	$72	$—
Personnel Costs	2,017	437	1,580	1,151	429	496	(67)	—	—	—
Write-down of Fixed Assets	2,407	—	—	—	—	—	—	—	—	—

Total	$5,638	$464	$2,767	$1,623	$1,144	$916	$156	$72	$72	$—

During fiscal year 2004, goodwill was adjusted due to the reversal of a portion of the restructuring reserve. The results of MNC have been included in the consolidated financial statements since the acquisition date.

On March 1, 2004, we entered into a revolving credit loan agreement, which will terminate March 1, 2007. The revolving credit loan agreement allows us to draw down to a maximum balance of $20.0 million in increments of not less than $500,000. At our option, the unpaid balance shall bear interest at the available LIBOR Based Rate (as defined) or the Prime Based Rate (as defined). A commitment fee on the average daily-unused portion of the revolving credit loan balance is due and payable on a quarterly basis. The commitment fee will be between .20% (.0020) and .25% (.0025) based on the funded debt to EBITDA ratio calculated the previous quarter. There was no outstanding balance on our revolving credit loan agreement as of April 2, 2005.

Our revolving credit loan agreement requires the maintenance of specified financial ratios and covenants, including a fixed charge coverage ratio, a funded debt to EBITDA ratio, a liquidity ratio, a minimum tangible net worth covenant, and imposes additional financial limitations. The current revolving credit loan agreement also restricts our ability to pay dividends to the holders of our common stock. At April 2, 2005, we were in compliance with all of these covenants.

Off-Balance Sheet Arrangements

Our purchase obligations consist of purchase commitments with our manufacturers and are based on a six-month rolling forecast. The purchase commitments are utilized to ensure capacity at our various manufacturers.

The following summarizes our significant contractual obligations and commitments as of April 2, 2005 (in thousands):

Contractual Obligations	Total	Less than 1 year	1 –3 years	4 –5 years	After 5 years
(in thousands)
Operating Leases	10,384	2,941	6,492	951	—
Purchase Obligations	19,259	19,259	—	—	—

Total	$29,643	$22,200	$6,492	$951	$—

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) – “Share-Based Payment.” This standard supercedes APB No. 25, and requires recognition of expense in the financial statements of the cost of share based payment transactions, including stock options, based on the fair value of the award at the grant date. The provisions of this standard are effective for public companies for annual periods beginning after June 15, 2005. We will adopt this statement beginning with our first quarter of fiscal year 2006. At this time we have not determined the transition method that will be used. We are currently evaluating the implementation of this standard and the impact on our calculation of stock option expense. The pro forma provided in footnote 1 “Stock Compensation” provides a reasonable estimate of the impact on our financial statements. However, our implementation of this standard based on the new guidelines could vary from the pro forma and have a material impact on our financial position.

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

The company had interest expense of $45,000 for the first nine months of fiscal year 2005 and consists of the commitment fee for our revolving credit loan agreement. We had no outstanding debt during the third quarter of fiscal year 2005; therefore, there is no potential increase in interest expense for the first nine months of fiscal year 2005 from hypothetical 2% adverse change in variable interest rates.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of April 2, 2005, the Company’s president, chief executive officer and chief financial officer (principal executive officer and principal financial officer) have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner.

As of April 2, 2005, we are continuing our assessment of the effectiveness of our internal control procedures related to information systems access controls, financial reporting and certain entity-wide controls related to corporate governance. As of the date of this filing, we have identified and will remediate deficiencies relating to information systems access, procedure documentation and internal controls. We expect to fully remediate these matters by the end of fiscal year 2005.

Changes in internal controls. There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended April 2, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum # of Shares that May Yet Be Purchased Under the Plans or Programs
January 2, 2005 To January 29, 2005	180,500	$19.5848	180,500	2,057,000

January 30, 2005 To February 26, 2005	210,000	18.5744	210,000	1,847,000

February 27, 2005 To April 2, 2005	—	—	—	1,847,000

Total	390,500	$19.0414	390,500	1,847,000

(1)	These shares were repurchased in open-market transactions pursuant to a stock repurchase program announced in September 2001. Up to 3.0 million shares of our common stock were authorized for repurchase under the repurchase program. On October 26, 2004, 2.0 million additional shares were authorized for repurchase to bring the total amount of shares to 5.0 million. The repurchase program does not have an expiration date.

Item 6. Exhibits

(a)	The following is a list of exhibits filed as part of the Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hock E. Tan

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Justine F. Lien

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED CIRCUIT SYSTEMS, INC.

Date: May 12, 2005	By:	/s/ Hock E. Tan
Hock E. Tan
President and Chief Executive Officer

Date: May 12, 2005	By:	/s/ Justine F. Lien
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