Form 10-K
period 2005-07-02
INTEGRATED CIRCUIT SYSTEMS INC
filed 2005-09-06
CIK 874689

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 2, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in the Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

On January 1, 2005, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $1,467,000,000.00 based upon the closing sale price of $20.92 per share on the NASDAQ National market for that date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 1, 2005, there were 70,252,312 shares of Common Stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain statements contained in the Company’s Joint Proxy Statement/Prospectus filed by Integrated Device Technology, Inc. on July 22, 2005 are incorporated by reference into Part III of this Form 10-K.

The Index to Exhibits can be found on page 72 of this Form 10-K.

PART I

Item 1. BUSINESS

General

Integrated Circuit Systems, Inc. (“ICS” or the “Company”) was incorporated in Pennsylvania in 1976, and began by designing and marketing custom application specific integrated circuits (“ASICs”) for various industrial customers. In particular, we were noted for our unique expertise in designing ASICs, which combined both analog and digital, or “mixed-signal”, technology. By 1988, we had adopted a strategy of developing proprietary integrated circuits (“ICs”) to capitalize on our complex mixed-signal design technology and pioneered the market for frequency timing generators or silicon timing devices which provide the timing signals or “clocks” necessary to synchronize high performance electronic systems. Clocks replaced the multiple crystal oscillators and other peripheral circuitry previously used to generate and synchronize timing signals, thus providing savings in board space, power consumption and cost. Our clock products were initially used in video graphics applications in personal computers (“PCs”), but subsequently expanded to include motherboards, PC peripheral devices such as disk drives, audio cards, laser printers and other digital consumer electronics such as digital set-top boxes and games consoles. We further extended into communications, which needs high performance clocking solutions supporting networking, telecommunication, workstation and server applications. Additionally, we now offer surface acoustic wave (“SAW”) technology to develop high performance products for telecommunications and wireless infrastructure markets.

Our “first” initial public offering of common stock occurred in June 1991, at which time our common stock commenced trading on the Nasdaq National Market under the symbol ICST.

On May 11, 1999, we merged with ICS Merger Corp., a transitory merger company formed and wholly owned by the affiliates of Bain Capital, LLC and Bear, Stearns and Company Inc. We refer to this event as the “recapitalization.” We issued $100.0 million in aggregate principal amount of senior subordinated notes and entered into a $95.0 million senior credit facility in connection with the recapitalization. Our common stock was no longer traded on the Nasdaq National Market. We no longer filed periodic reports with the Securities and Exchange Commission until we filed the registration statement filed in connection with the exchange offer for the senior subordinated notes in October 1999.

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

On June 15, 2005, we entered into a merger agreement with Integrated Device Technologies, Inc., a Delaware corporation (“IDT”), and Colonial Merger Sub I, Inc., a wholly-owned subsidiary of IDT (“Merger Sub”). The merger agreement, a copy of which was filed as an exhibit to a Current Report on form 8-K on June 17, 2005, provides for the merger of ICS with and into Merger Sub, with Merger Sub continuing as the surviving corporation in the merger and as a wholly-owned subsidiary of IDT (the “Merger”). At the time when the Merger becomes effective, each share of our common stock issued and outstanding immediately prior to the effective time of the Merger will be canceled and converted into the right to receive $7.25 in cash and 1.3 shares of common stock of IDT. Based on the number of shares of ICS common stock and IDT common stock outstanding as of July 1, 2005 (assuming the exercise of all outstanding IDT stock options and ICS stock options), immediately after the Merger, the shareholders of IDT immediately before the Merger will own approximately 54% of the outstanding IDT common stock in the aggregate and the shareholders of ICS will own approximately 46% of the outstanding IDT common stock in the aggregate.

The consummation of the Merger is subject to the satisfaction or waiver of closing conditions applicable to both IDT and to ICS, including regulatory review and approval by both our shareholders and the stockholders of IDT. ICS and IDT have each called a special meeting of its shareholders to vote on the proposals related to the Merger, which meetings are currently scheduled to occur on September 15, 2005. We hope to complete the Merger by the end of the third quarter of calendar year 2005.

The merger agreement also includes other terms related to the Merger, including representations, warranties and covenants of both ICS and IDT. IDT has filed a registration statement on Form S-4 containing a joint proxy statement/prospectus relating to the Merger and we have filed that joint proxy statement/prospectus under cover of Schedule 14A. Investors and security holders are urged to read these documents because they contain important information about the Merger, the merger agreement and the other transactions described therein. The foregoing description of the Merger and the merger agreement does not purport to be complete and is qualified in its entirety by reference to the merger agreement, a copy of which is incorporated herein by reference.

Products and Product Applications

We supply a broad line of timing products for use in PC motherboard and peripheral applications. These silicon timing devices control multiple processes by providing and synchronizing the timing of the computer system, including signals from the video screen, graphics controller, memory, keyboard, microprocessor, disk drives and communication ports.

We also design, develop and market silicon timing devices for other applications such as games consoles, digital set-top boxes, digital cameras, laser printers, flat panel displays and digital TVs. Crystal oscillators have traditionally served the timing requirements of these products. Crystal oscillators are predominately quartz-based crystals that resonate at a single set frequency. In situations where a single clock can replace multiple crystal oscillators, clocks have emerged as both more cost-effective and technologically superior solutions than the crystal-based standard. We view the $3 billion crystal-based oscillator market as a future growth opportunity, as our clock products provide viable alternatives to the present crystal-based standard. Several application segments are leading the conversion from crystal oscillators to silicon timing devices, including telecom and networking equipment and mass storage systems.

A significant growth area for clocks is communications. As the Internet usage expands, there is a need for increased bandwidth and infrastructure. These increased requirements are driving demands for silicon timing devices.

We also sell leading edge mixed-signal (analog and digital) integrated circuits customized to the specific requirements of a broad range of customers and applications. Custom mixed-signal products are used in medical, consumer and industrial applications. We are currently developing a line of high performance mixed signal products for the high definition and digital video/imaging market.

Our main frequency source product line includes fixed-frequency and voltage-controlled oscillators, phase-locked loops, synthesizers and clock distribution modules. Our SAW-based product offerings are narrow and wideband bandpass and band reject filters, switched filter banks and unity gain modules. SAW technology is also used for several oscillator-based products.

In fiscal year 2005, our SAW and high performance mixed signal products were less than 5% of our total revenue.

Sales and Marketing

We market our products through a direct sales force that manages a worldwide network of independent sales representatives, international stocking representatives and distributors. Our 10 largest OEM end customers accounted for approximately 45% of our total revenue in fiscal year 2005. We direct our sales efforts through offices in Norristown, PA; San Jose, CA; Worcester, MA; Taipei, Taiwan; Tokyo, Japan; Seoul, Korea; and throughout Europe. We currently have approximately 1,090 OEM end customers. Maxtek Technology Co. Ltd., Lacewood Corporation (formerly known as Maxtech Corporation Limited), MEC Technology Co., Ltd, Magic Island International, and MEC Tech Singapore Pte Ltd. overseas stocking representatives in China and Taiwan, China and Hong Kong, Taiwan, Korea and Singapore respectively, accounted for 25%, 10%, 7%, 6% and 4% of our fiscal year 2005 revenue, respectively. Maxtek, Lacewood, and Magic Island are under common control. MEC Technology and MEC Tech Singapore are under common control. These international stocking representatives sell to approximately 220 OEM end customers.

For the fiscal years 2005, 2004, and 2003, we generated approximately 74.1%, 76.1% and 75.6% of our revenue, respectively, from international markets. These sales were generated primarily from customers in the Pacific Rim region and included sales to foreign corporations, as well as to foreign subsidiaries of U.S. corporations. Certain of our international sales are to customers in the Pacific Rim region, who in turn sell some of their products to North America, Europe and other non-Asian markets. In addition, two of our wafer suppliers and all of our assemblers are located in the Pacific Rim region. Foreign sales are directly conducted by sales representatives and international stocking representatives located in the Pacific Rim and Europe, and managed by direct sales staff in the Europe, Taiwan, Korea and Japan sales offices. Foreign sales are denominated in U.S. dollars and are subject to risks common to export activities, including governmental regulation and trade barriers.

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

In addition we have production facilities in Worcester, MA and Auburn, NY. Worcester is our SAW wafer fabrication facility with sub-micron capabilities, and produces the majority of our military and defense products. Our Auburn facility houses the personnel for testing and assembly for the rest of our military and defense products. Commercial SAW product is primarily produced offshore, with some low volume assembly performed at Worcester.

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

During fiscal year 2005, we developed and introduced to market 1,070 new products. For over twenty years, we have developed libraries of proprietary mixed-signal integrated circuit designs and have invested in extensive computer-aided design and engineering resources specifically designed to support the increasing complexity and customized nature of silicon timing devices. Our company’s SAW capabilities include a library of proprietary device design algorithms utilized by our engineers. Investments in research and development were approximately $46.0 million, $40.4 million and $35.0 million in fiscal years 2005, 2004 and 2003, respectively. Such expenses typically include costs for engineering personnel, prototype and wafer mask costs, and investment in design tools and support overhead related to new and existing product development. In the first quarter of fiscal year 2005 we completed the purchase of technology for the capability to develop a family of high performance mixed signal products for the high definition and digital video/imaging market and paid $24.5 million for the purchase of intellectual property and a team of proven engineers. Our research and development expense in fiscal year 2005 included $7.1 million of amortization of assets with a short useful life related to this purchase. As of July 2, 2005, our research and development staff comprised 142 people. We will continue to invest in research and new product development and invest in new technologies to support our current and future customers.

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

Employees

As of July 2, 2005, we had 540 full-time employees, 142 of whom were engaged in research and development, 44 in sales, 41 in marketing and technical support, 46 in finance and administration and 267 in manufacturing support and operations. We have incentive programs to reward and retain our personnel, especially our key research and development staff.

Available Information

Our website address is www.icst.com. Within the “Investors” section of our website, you can access, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with or furnished to the Securities and Exchange Commission (“SEC”), in accordance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. In addition, the SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers filing electronically, including our company.

Forward-Looking Statements

This report contains forward-looking statements, including, without limitation, statements concerning the conditions in the semiconductor and semiconductor capital equipment industries, our operations, economic performance and financial condition, including in particular statements relating to our business and growth strategy and product development efforts. The words “believe,” “expect,” “anticipate,” “intend” and other similar expressions generally identify forward-looking statements. For such statements we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The reader is cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements, are based largely on our current expectations and are subject to a number of risks and uncertainties, including, without limitation, those identified under the “Factors That May Affect Future Results” section and elsewhere in this report and other risks and uncertainties indicated from time to time in our other filings with the SEC. Actual results could differ materially from these forward-looking statements. In addition, important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors and various other competitive factors. In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this report will in fact occur.

We do not undertake to update our forward-looking statements or factors that may affect future results to reflect future events or circumstances.

Factors That May Affect Future Results

You should carefully consider the following factors in addition to the other information set forth in this 10-K in analyzing an investment in our Company. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not presently know about or that we currently believe are immaterial may also inadvertently impact our business operations. If any of the following risks actually occur, our business, financial condition or results of operations will likely suffer. In such case, the trading price of our common stock could fall, and you may lose all or part of the money you paid to buy our common stock. This form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, as well as those discussed elsewhere in this form 10-K.

We are subject to a pending merger agreement with Integrated Device Technology, Inc.

As described above, we have entered into the Merger Agreement which provides for the Company to merge with and into a subsidiary of IDT. Certain members of our senior management team have spent a large amount of time on the pending merger. The merger contains customary termination provisions and is subject to customary conditions, including the approval of the Company’s shareholders. Although we currently expect the merger to be completed in September 2005, there can be no assurance that the merger will be completed, or as to the timing of the completion of the merger. The termination or failure to complete the merger with IDT could have a negative impact on our share price, our financial condition and results of operations. We have also incurred certain fixed costs which will have to be settled regardless of the consummation of the merger.

In addition, achieving the anticipated benefits of the merger will depend in part upon whether the two companies integrate their businesses in an efficient and effective manner. In particular, the necessity of coordinating geographically separated organizations and addressing possible differences in corporate cultures and management philosophies may increase the difficulties of integration. Because of the complex nature of the integration process, we cannot provide any assurances regarding the ultimate success of these integration activities. In addition, the combined company will likely incur considerable expenditures with respect to, among other things, transaction expenses, employee change-in-control payments and the integration of their various information systems.

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

Our 10 largest OEM end customers accounted for approximately 45% of our total revenue in fiscal year 2005. Maxtek Technology Co. Ltd., Lacewood Corporation, (formerly known as Maxtech Corporation Limited), MEC Technology Co. Ltd., Magic Island International, and MEC Tech Singapore Pte Ltd. overseas stocking representatives in China and Taiwan, China and Hong Kong, Taiwan, Korea and

Singapore respectively, accounted for 25%, 10%, 7%, 6% and 4% of our fiscal year 2005 revenue, respectively. Maxtek, Lacewood and Magic Island are under common control. MEC Technology and MEC Tech Singapore are under common control. These international stocking representatives sell to approximately 220 OEM end customers. Because we are dependent upon continued revenue from OEM end customers, any material delay, cancellation or reduction of orders from these or other major customers could cause our sales to decline significantly. There is no guarantee that we will be able to retain any of our customers. In addition, our customers may materially reduce the amount of product ordered from us at any time. This could cause a significant decline in our net sales and we may not be able to reduce the accompanying expenses at the same time.

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

For the fiscal years 2005, 2004, and 2003, we generated approximately 74.1%, 76.1% and 75.6% of our revenue, respectively, from international markets. These sales were generated primarily from customers in the Pacific Rim region and included sales to foreign corporations, as well as to foreign subsidiaries of U.S. corporations. Certain of our international sales are to customers in the Pacific Rim region, who in turn sell some of their products to North America, Europe and other non-Asian markets. In addition, two of our wafer suppliers and all of our assemblers are located in the Pacific Rim region. There can be no assurance that the effect of an economic crisis on our suppliers will not impact our wafer supply or assembly operations, or that the effect on our customers in that region will not adversely affect both the demand for our products and the collectibility of our receivables. Our international business activities in general are subject to a variety of potential risks resulting from certain political, economic and other uncertainties including, without limitation, political risks relating to a substantial number of our customers being in Taiwan. Certain aspects of our operations are subject to governmental regulations in the countries in which we do business, including those relating to currency conversion and repatriation, taxation of our earnings and earnings of our personnel, and our use of local employees and suppliers. Our operations are also subject to the risk of changes in laws and policies in the various jurisdictions in which we do business, which may impose restrictions on us. We cannot determine to what extent our future operations and earnings may be affected by new laws, new regulations, changes in or new interpretations of existing laws or regulations or other consequences of doing business outside the U.S. Our activities outside the U.S. are subject to additional risks associated with fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange, even though business is denominated in U.S. dollars. Additionally, worldwide semiconductor pricing is influenced by currency fluctuations and the devaluation of foreign currencies could have a significant impact on the prices of our products if our competitors offer products at significantly lower prices in an effort to maximize cash flows to finance short-term, dollar denominated obligations; such devaluation could also impact the competitive position of our customers in Taiwan and elsewhere, which could impact our sales. Currently, we do not engage in currency hedging activities as all transactions are denominated in U.S. dollars.

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

The public markets have experienced volatility that has particularly affected the market prices of securities of many technology companies for reasons that have often been unrelated to operating results. During the course of the preceding twelve months ended July 2, 2005 the market price of our common stock traded within a range of $17.41 to $25.54 per share. This volatility may adversely affect the market price of our common stock and our visibility and credibility in the markets.

Item 2. PROPERTIES

Our corporate headquarters, covering approximately 61,000 square feet, is located in Norristown, Pennsylvania. The lease will expire in February 2007 with current monthly rent of approximately $60,700 and progressively increasing each year to approximately $63,000 in the final year of the lease term. We also have a renewal option of three years after the initial term.

We opened an approximate 10,000 square foot design facility in Tempe, Arizona in January 2000. The current lease for this facility commenced in January 2005 and runs for three years with monthly rent beginning at $8,764 for the first year and progressively increasing each year to $9,298 in the third year.

We utilize a facility located in Singapore for testing, warehousing, sales and administration, which consists of approximately 24,000 square feet of space leased pursuant to an agreement, which have various expiration dates through September 2006. The rent for this facility is approximately $23,900 per month.

Our San Jose operations consist of approximately 70,000 square feet of office space pursuant to a lease agreement, which will expire in December 2008. Monthly rent began at $100,100 per month, increasing annually to approximately $130,608 per month in 2008.

Our Worcester, Massachusetts’ facility consists of approximately 86,200 square feet of space leased pursuant to an agreement, which expires in December 2010 with monthly rent of approximately $40,400 progressively increasing each year to approximately $48,000 in the tenth year, with an option to renew for two more terms of five years.

Our Bloomfield, Connecticut facility consisted of approximately 16,400 square feet of space leased pursuant to an agreement, which was terminated in July 2003. The rent was approximately $6,700 per month.

Our Auburn, New York facility, which is primarily our defense production location, consists of approximately 21,533 square feet. This property was purchased in March of 1998.

Item 3. LEGAL PROCEEDINGS

From time to time, various inquiries, potential claims and charges and litigation are made, asserted or commenced by or against us, principally arising from or related to contractual relations and possible patent infringement. We believe that any of these claims currently pending, individually and in the aggregate, will not have any material adverse effect on our consolidated financial position, results of operations or cash flows, although no assurance can be made in this regard.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded in the over-the-counter market on the Nasdaq National Market System under the symbol ICST. Below are the quarterly high and low sale prices of our common stock for the fiscal years ended July 2, 2005 and July 3, 2004 based on the daily closing price.

	Fiscal Year 2005		Fiscal Year 2004(1)
	High	Low	High	Low
First quarter	24.68	19.92	35.63	28.09
Second quarter	25.54	20.88	34.59	26.10
Third quarter	20.64	18.22	29.53	23.85
Fourth quarter	21.94	17.41	27.46	23.41

(1)	In our Form 10-K for the year ended July 3, 2004 the closing price reported was the intraday high/low. The prices shown above have been adjusted to reflect the daily closing high/low price.

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

As of July 2, 2005, we had 70.2 million shares of common stock outstanding which are held by 197 holders of record and approximately 6,717 beneficial holders.

Issuer Purchases of Equity Securities

Shares are repurchased in open-market transactions pursuant to a stock repurchase program announced in September 2001. Up to 5.0 million shares of our common stock have been authorized for repurchase under the repurchase program of which 1.8 million shares remain to be repurchased. The repurchase program does not have an expiration date. We did not repurchase any shares in the open market in the quarter ended July 2, 2005.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

Five-Year Summary

(In thousands, except for per share data)

	Year Ended
	July 2, 2005	July 3, 2004	June 28, 2003	June 29, 2002	June 30, 2001
Consolidated Statement of Operations Data:

Revenue	$243,110	$272,140	$241,762	$182,654	$188,298
Gross margin	143,407	163,376	144,097	106,350	116,301
Research and development	38,977	40,352	35,006	29,239	28,301
Amortization of Video research and development costs (2)	7,051	—	—	—	—
Merger/acquisition costs (1)(3)	3,203	—	—	2,900	—
Operating income	51,365	84,775	70,053	41,058	66,194

Net income	$47,403	$78,515	$61,076	$37,778	$56,458

Basic income per share	$0.68	$1.12	$0.90	$0.57	$0.87
Diluted income per share	$0.67	$1.08	$0.87	$0.54	$0.81
Weighted average shares outstanding (basic)	70,197	70,358	67,898	66,500	64,837
Weighted average shares outstanding (diluted)	71,109	72,578	70,564	70,192	69,573

	July 2, 2005	July 3, 2004	June 28, 2003	June 29, 2002	June 30, 2001
Consolidated Balance Sheet Data:
Working capital	$174,669	$260,283	$168,687	$129,063	$128,036
Total assets	407,722	377,596	315,148	276,392	154,117
Long-term debt, less current portion	—	—	—	28,514	280
Shareholders’ equity	381,593	336,225	270,823	183,971	139,053
# of fiscal weeks	52	53	52	52	52

1)	On January 4, 2002, we acquired Micro Networks Corporation. The acquisition resulted in a charge of $2.9 million related to the write-off of in-process research and development costs.
2)	On August 4, 2004, we acquired assets, which provides us with the technology and capability to develop a family of high performance mixed signal products for the high definition and digital video/imaging market. Some of the assets acquired had very short useful lives, which were fully amortized in FY2005. This expense of $7.1 million is included in research and development expense for FY2005.
3)	In FY2005, we incurred $3.2 million of costs related to the proposed merger of ICS with Integrated Device Technology. These costs are expensed as incurred.

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

Acquisition of high performance mixed signal technology

On August 4, 2004 we announced that we had signed an agreement to purchase technology and the capability to develop a family of high performance mixed signal products for the high definition and digital video/imaging market. In the first quarter of fiscal year 2005 we completed the purchase and paid $24.5 million for the purchase of intellectual property and a team of proven engineers. Some of these assets had a short useful life and were fully amortized in the first quarter of fiscal year 2005, resulting in an additional $7.1 million, which was included in research and development expense. The remaining assets consist of a database valued at $16.2 million with a useful life of eight years and an assembled workforce valued at $1.2 million with a useful life of nine years.

Merger of Integrated Circuit Systems, Inc and Integrated Device Technology, Inc.

On June 15, 2005, we entered into a merger agreement with Integrated Device Technologies, Inc., a Delaware corporation (“IDT”), and Colonial Merger Sub I, Inc., a wholly-owned subsidiary of IDT (“Merger Sub”). The merger agreement, a copy of which was filed as an exhibit to a Current Report on form 8-K on June 17, 2005, provides for the merger of ICS with and into Merger Sub, with Merger Sub continuing as the surviving corporation in the merger and as a wholly-owned subsidiary of IDT (the “Merger”). At the time when the Merger becomes effective, each share of ICS common stock issued and outstanding immediately prior to the effective time of the Merger will be canceled and converted into the right to receive $7.25 in cash and 1.3 shares of common stock of IDT. Based on the number of shares of ICS common stock and IDT common stock outstanding as of July 1, 2005 (assuming the exercise of all outstanding IDT stock options and ICS stock options), immediately after the Merger, the shareholders of IDT immediately before the Merger will own approximately 54% of the outstanding IDT common stock in the aggregate and the shareholders of ICS will own approximately 46% of the outstanding IDT common stock in the aggregate.

The consummation of the Merger is subject to the satisfaction or waiver of closing conditions applicable to both IDT and ICS, including regulatory review and approval by the stockholders of both IDT and ICS. ICS and IDT have each called a special meeting of its shareholders to vote on the proposals related to the Merger, which meetings are currently scheduled to occur on September 15, 2005. We hope to complete the Merger by the end of the third quarter of calendar year 2005.

Subsequent Event

On August 31, 2005 we entered into a patent cross license agreement with Freescale Semiconductor, Inc. Upon the execution and delivery of the cross-license agreement, ICS agreed to pay to Freescale a non-refundable payment of $10.0 million. In addition, in connection with the execution and delivery of the cross-license agreement, ICS and Freescale entered into an option agreement, pursuant to which ICS has the option to purchase from Freescale certain of its assets for approximately $35.0 million. ICS has not yet exercised its option as of the date of the filing of this report but has a right to do so under the option agreement at any time until September 23, 2005.

Annual Results of Operations

The following table sets forth statement of operations line items as a percentage of total revenue for the periods indicated and should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

(Expressed as a percentage of total revenue)

	Year Ended
	July 2, 2005	July 3, 2004	June 28, 2003
Revenue	100.0%	100.0%	100.0%
Gross margin	59.0	60.0	59.6
Research and development expense	16.0	14.8	14.5
Amortization of video research and development costs	2.9	—	—
Selling, general and administrative expense	15.9	13.2	15.2
Charges arising from acquisition	1.3	—	—
Amortization of Intangibles	1.8	0.8	0.9

Operating income	21.1	31.2	29.0

Interest and other income	1.7	0.9	1.2
Interest expense	(0.0)	(0.1)	(0.6)

Income before income taxes from continuing operations	22.8	32.0	29.6
Income tax expense	(3.3)	(3.1)	(4.3)

Net income	19.5%	28.9%	25.3%

Fiscal Year 2005, as Compared to Fiscal Year 2004

Revenue. Revenue declined 11%, as the average selling price declined 5%, while volume decreased 6%. Units for PC were flat year over year as the market for our products put on motherboards decreased from fiscal 2004. The communications market to which we ship slowed in the first half of the fiscal year to decrease communication equipment in the channel. Digital consumer units improved because of increased penetration into games consoles and digital TV. While military represents less than 10% of our revenue, the decline in military of 43% year on year reflects a weaker procurement environment for our products.

The following is a summary of revenue percentages by end market:

	FY2005	FY2004	Year over Year Revenue Growth
PC	46%	43%	-5%
Digital Consumer	17%	14%	3%
Communications	32%	34%	-16%
Other	5%	9%	-43%

Foreign revenue, which includes shipments of integrated circuits to foreign companies as well as offshore subsidiaries of US multinational companies, was 74.1% of total revenue for fiscal year 2005 as compared to 76.1% of total revenue in the prior year. Certain of our international sales were to customers in the Pacific Rim, which in turn sold some of their products to North America, Europe and other non-Asian markets.

Gross Margin. Gross margin represents net revenue less cost of sales. Cost of sales includes the cost of purchasing the finished silicon wafers manufactured by independent foundries, costs associated with assembly, packaging, test, quality assurance, product yields and the cost of personnel and equipment associated with manufacturing support. Cost of sales decreased $9.1 million to $99.7 million for fiscal year 2005, as compared to the prior year period due to decreased sales. Gross margin as a percentage of total revenue was 59.0% for fiscal year 2005 as compared to 60.0% in the prior year. The overall decrease in gross margin as a percentage of revenue is due to the decline in volume and a $0.04 per unit decline in average selling price. We anticipate that gross margin will continue to fluctuate as a percentage of revenue because of anticipated fluctuations in product mix, manufacturing costs and competitive pricing.

Research and Development Expense. Research and development (“R&D”) expense decreased $1.4 million to $39.0 million for fiscal year 2005 as compared to the prior year. As a percentage of revenue, research and development increased to 16.0% as compared to 14.8% in fiscal year 2004 because of lower sales. During fiscal year 2005, we spent $1.8 million to hire additional people in R&D, offset by a decrease of $2.3 million in variable compensation and $0.9 million less on R&D overhead expenses. In the first quarter of fiscal year 2005 we completed the purchase of technology for the capability to develop a family of high performance mixed signal products for the high definition and digital video/imaging market and paid $24.5 million for the purchase of intellectual property and a team of proven engineers. $7.1 million of the assets purchased were amortized in the first quarter of fiscal 2005 as a result of short useful lives.

R&D costs consist primarily of the salaries and related expenses of engineering employees engaged in research, design and development activities, costs related to design tools, supplies and services and facilities expenses. The level of research and development expenditures as a percentage of net revenues will vary from period to period, depending, in part, on the level of net revenues and, in part, on our success in recruiting the technical personnel needed for our new product introductions and process development. We continuously attempt to control expense levels in all areas including research and development. However, we continue to make investments in research and development to enhance our product offerings, which in turn are critical to our future growth.

Selling, General and Administrative. Selling, general and administrative expenses (“SG&A”), increased $2.6 million to $38.5 million for fiscal year 2005 as compared to the prior year period. As a percentage of total revenue, selling, general, administrative and other expenses increased to 15.9% of revenue as compared to 13.2% in the prior year period. SG&A expenses consist mainly of salaries and related expenses, sales commissions, and professional and legal fees.

Selling expense increased $1.8 million in fiscal 2005 as compared to the prior year. This is a result of $1.5 million in higher commissions due to a change in commission rate structure. As a percentage of total revenue, sales expense increased slightly to 10.7% in fiscal 2005 from 8.9% in fiscal 2004.

General and administrative expense increased $1.3 million in fiscal 2005 as compared to fiscal 2004. As a percentage of total revenue, general & administrative expense increased to 5.1% of revenue as compared to 4.0% in the prior year period. The increase is primarily attributable to a $1.8 million increase in audit and consulting fees related to our Sarbanes-Oxley compliance work, and legal and consulting fees of $0.5 million related to the acquisition of assets for the Video business unit, offset by decreases of $0.6 million in bonuses and $0.4 million in insurance costs compared to fiscal 2004.

Included in SG&A is the amortization of deferred compensation for restricted stock awards. The amortization of deferred compensation relating to stock awards was $0.2 million in fiscal 2005 as compared to $0.7 million of amortization in fiscal 2004 relating to stock options issued in fiscal 2002 below fair market value.

Amortization of Intangibles. Amortization of intangible assets acquired in connection with the acquisition of MNC was $2.3 million for fiscal year 2005 and for fiscal year 2004. An additional $2.0 million in amortization resulted from the acquisition of intangibles related to the Video business assets.

Acquisition Charges. In connection with the proposed acquisition of our company by Integrated Device Technology, Inc., we incurred $3.2 million of expense. Included in these expenses were $0.8 million in legal fees, $2.3 million in investment opinion fees, and $0.1 million in FTC filing fees. These costs are expensed as incurred, and included in charges arising from merger.

Operating Income. Operating income decreased $33.4 million to $51.4 million in fiscal year 2005 compared to $84.8 million in the prior year period. Expressed as a percentage of revenue, operating income was 21.1% and 31.2% in fiscal year 2005 and fiscal year 2004, respectively.

Interest and Other Income. Interest and other income was $4.2 million for fiscal year ended July 2, 2005 and $2.5 million in the prior year period. Included in other income for fiscal 2004 is the gain of $0.3 million as a result of the sale of 25% of our initial investment in Maxtek Technology. The increase in interest income is attributable to the move to longer maturities in our investments.

Interest Expense. Interest expense was $0.06 million in fiscal year 2005 and $0.3 million in fiscal year 2004. The decrease is due to the elimination of our debt in the second quarter of fiscal 2004.

Income Tax Expense. Our effective tax rate was 14.6% and 9.8% for fiscal years 2005 and 2004, respectively. The increase in our effective tax rate is the result of changes in state tax effects in fiscal 2005, an increase in our contingency reserve of $0.9 million and the non-deductible acquisition costs incurred in the fourth quarter of fiscal year 2005. The increase in the tax contingency reserve was primarily attributable to the increase in exposure due to the current ongoing federal audit for our fiscal years 2001, 2002 and 2003 and potential tax exposure in foreign jurisdictions for fiscal years 2001 through 2005.

The effective tax rate for fiscal years 2005 and 2004 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income for five years as stated in our agreement with the Economic Development Board of Singapore. The five-year period ends December 31, 2007. We do not currently record deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be an $88.7 million liability as of July 2, 2005.

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

Research and Development Expense. R&D expense increased $5.3 million to $40.4 million for fiscal year 2004 as compared to the prior year. As a percentage of revenue, research and development increased to 14.8% as compared to 14.5% in fiscal year 2003. During fiscal year 2004, we spent $3.6 million more on R&D projects and $1.7 million on hiring additional personnel and overhead expenses.

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

Selling, General and Administrative. SG&A decreased $0.8 million to $35.9 million for fiscal year 2004 as compared to the prior year period. As a percentage of total revenue, selling, general, administrative and other expenses decreased to 13.2% of revenue as compared to 15.2% in the prior year period. SG&A expenses consist mainly of salaries and related expenses, sales commissions, and professional and legal fees.

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

Included in SG&A is the amortization of deferred compensation for options issued in fiscal 2002 below fair market value. The amortization of deferred compensation relating to stock options was $0.7 million in fiscal 2004 as compared to $0.5 million in fiscal 2003. Fiscal year 2003 includes a $1.3 million accelerated payout for the buyout of executive stock options. Refer to Note14 in Notes to Consolidated Financial Statements for additional details.

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

Liquidity and Capital Resources

At July 2, 2005, our principal sources of liquidity included cash and short-term investments of $127.0 million as compared to the July 3, 2004 balance of $195.6 million. The cash and investments include amounts which have been permanently reinvested into the Singapore operations. In addition, $100.9 million of our long-term investments are invested in marketable debt securities. If we were to repatriate these amounts, they would be subject to U.S. Federal Income Tax. Net cash provided by operating activities was $68.8 million in fiscal year 2005, as compared to $89.7 million in the prior year period. The decrease is primarily attributable to the decrease in operating income, after taxes, and the after-tax effect of the change in amortization (including amortization of video research and development costs). Our days sales outstanding were 62 days in the fourth quarter of fiscal year 2005 and 58 days in the fourth quarter of fiscal year 2004, as a result of the effect of sales mix towards offshore sales, with longer sales terms. Inventory turns decreased from 5.2 times in the fourth quarter of fiscal year 2004 to 4.8 times in the fourth quarter of fiscal year 2005, primarily because of the effect of inventory held for a customer pursuant to a dispute.

Purchases for property and equipment were $7.2 million in fiscal year 2005 as compared to $8.6 million in the prior year period. These expenditures were primarily to support our testing facilities in Singapore and San Jose, the fabrication capabilities in our facility in Worcester, MA acquired with MNC, and to support assembly operations in Singapore. We do not expect significant changes in these levels of capital expenditures.

In September 2001, we announced a stock repurchase program, which authorized the purchase, from time to time, of 2.0 million shares of our common stock on the market. In October 2002, we announced that our board of directors approved to increase the number of shares to be repurchased under this repurchase program to 3.0 million. In October, 2004, we announced that our board of directors approved an increase in the number of shares under this repurchase program to 5.0 million. From inception of this program through July 2, 2005, we have purchased 3.2 million shares for $67.8 million.

On March 1, 2004 we entered into a revolving credit loan agreement, which will terminate March 1, 2007. The revolving credit loan agreement allows us to draw down to a maximum balance of $20.0 million in increments of not less than $500,000. At our option, the unpaid balance shall bear interest at the available London Interbank Offer Rate (“LIBOR”) Based Rate (as defined) or the Prime Based Rate (as defined). A commitment fee on the average daily unused portion of the revolving credit loan balance will be due and payable on a quarterly basis. The commitment fee will be between .20% (.0020) and .25% (.0025) based on the funded debt to EBITDA ratio calculated the previous quarter. There was no outstanding balance on our revolving credit loan agreement as of July 2, 2005.

In connection with the acquisition of MNC in fiscal year 2002, we entered into a revolving credit and term loan facility dated December 31, 2001. During the first three months of fiscal year 2004, we paid down $4.2 million of the term loan. During the second quarter of fiscal 2004, we made the final payment of $5.8 million on the term loan. This loan agreement was terminated in the third quarter of fiscal 2004. The facility enabled us to draw down $45.0 million under the term loan and $10.0 million under the revolving credit facility. At our option, the interest rate under the term loan was either (1) an annual base rate, which is the higher of (i) a rate of interest announced from time to time by the lenders’ administrative agent as the base rate (“Base Rate”) or (ii) the sum of the federal funds rate plus 0.5% per annum or (2) LIBOR plus 1.75%. At our option, the interest rate under the revolving credit facility, was either (1) the Base Rate or (2) the LIBOR Rate plus a pre-formulated margin.

Our revolving credit loan agreement requires the maintenance of specified financial ratios, including a fixed charge coverage ratio, a funded debt to EBITDA ratio, a liquidity ratio, a minimum tangible net worth, and imposes financial limitations. In addition, the loan agreement restricts our ability to pay dividends to the holders of our common stock. At July 2, 2005 we were in compliance with all of these covenants.

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

From the date of the acquisition until the end of fiscal 2005, one plant in Bloomfield, CT was shut down and the fixed assets associated were disposed of. Sixty-four manufacturing personnel, both line and management, were laid off. The production from Bloomfield was relocated to facilities in Worcester, MA and Auburn, NY, with the remainder going offshore. During fiscal year 2004, goodwill was adjusted due to the reversal of a portion of the restructuring reserve.

The following table summarizes the activity of the restructuring reserve since inception:

(in thousands)	Original Plan Date 1/2002	Utilization 2002	Balance 6/2002	Utilization 2003	Balance 6/2003	Utilization 2004	Adjustments 2004	Balance 6/2004	Utilization 2005	Balance 6/2005
Plant Closing Costs	$1,214	$27	$1,187	$472	$715	$420	$223	$72	$72	$—
Personnel Costs	2,017	437	1,580	1,151	429	496	(67)	—	—	—
Write-down of Fixed Assets	2,407	—	—	—	—	—	—	—	—	—

Total	$5,638	$464	$2,767	$1,623	$1,144	$916	$156	$72	$72	$—

This reserve was included in “Accrued expense and other current liabilities” in the Balance Sheet. During fiscal year 2004, goodwill was adjusted due to the reversal of a portion of the restructuring reserve. A total of $0.4 million, $1.6 million, and $0.9 million in plant closing and personnel costs were utilized in 2002, 2003, and 2004, respectively. The restructuring reserve was fully utilized in fiscal 2005 when a total of $72,000 related to plant closing costs was utilized. The results of MNC have been included in the consolidated financial statements since the acquisition date.

On August 4, 2004 we announced that we had signed an agreement to purchase technology and the capability to develop a family of high performance mixed signal products for the high definition and digital video/imaging market. In the first quarter of fiscal year 2005 we completed the purchase and paid $24.5 million for the purchase of intellectual property and a team of proven engineers. Some of these assets had a short useful life and were fully amortized in the first quarter of fiscal year 2005, resulting in an additional $7.1 million, which was included in research and development expense. The remaining assets consist of a database valued at $16.2 million with a useful life of eight years and an assembled workforce valued at $1.2 million with a useful life of nine years.

In fiscal year 2001, we entered into an Investment and Stock Trade Agreement (the “Agreement”) with Maxtek Technology Co. Ltd (“Maxtek”), an international stocking representative in Taiwan and China. We invested $4.0 million and owned approximately 10% of Maxtek. The Agreement states that if Maxtek fails to successfully complete a public offering by December 5, 2005, we, at our sole option, have the right to demand immediate repurchase of all 4.0 million shares, at the original purchase price plus accrued annual interest (commercial rate set by the Central Bank of China) during the said period. In fiscal 2004 we sold 25% of our initial investment in Maxtek resulting in a gain of $0.3 million. In fiscal 2003 we sold 50% of our initial investment in Maxtek resulting in a gain of $0.6 million. As of July 2, 2005, we owned 1.3 million shares, or approximately, 2.3% of Maxtek. Maxtek represented approximately 25% of our sales for fiscal year 2005, 23% in fiscal year 2004 and 20% in fiscal year 2003. Additionally, sales to Lacewood Corporation, representing business into Hong Kong and China, and Magic Island International representing business in Korea, entities that are commonly controlled by the owners’ of Maxtek, were 10% and 6% of our sales in fiscal year 2005, respectively. Sales to Lacewood were 13% in fiscal year 2004 and 21% in fiscal year 2003. These international stocking representatives sell to approximately 103 OEM end customers.

On June 15, 2005, we entered into a merger agreement with Integrated Device Technologies, Inc., a Delaware corporation (“IDT”), and Colonial Merger Sub I, Inc., a wholly-owned subsidiary of IDT (“Merger Sub”). The merger agreement, a copy of which was filed as an exhibit to a Current Report on form 8-K on June 17, 2005, provides for the merger of ICS with and into Merger Sub, with Merger Sub continuing as the surviving corporation in the merger and as a wholly-owned subsidiary of IDT (the “Merger”). At the time when the Merger becomes effective, each share of ICS common stock issued and outstanding immediately prior to the effective time of the Merger will be canceled and converted into the right to receive $7.25 in cash and 1.3 shares of common stock of IDT. Based on the number of shares of ICS common stock and IDT common stock outstanding as of July 1, 2005 (assuming the exercise of all outstanding IDT stock options and ICS stock options), immediately after the Merger, the shareholders of IDT immediately before the Merger will own approximately 54% of the outstanding IDT common stock in the aggregate and the shareholders of ICS will own approximately 46% of the outstanding IDT common stock in the aggregate.

The consummation of the Merger is subject to the satisfaction or waiver of closing conditions applicable to both IDT and ICS, including regulatory review and approval by the stockholders of both IDT and ICS. ICS and IDT have each called a special meeting of its shareholders to vote on the proposals related to the Merger, which meetings are currently scheduled to occur on September 15, 2005. We hope to complete the Merger by the end of the third quarter of calendar year 2005.

The Merger Agreement contains certain termination rights for both IDT and ICS, and further provides that, upon termination of the Merger Agreement under specified circumstances, either party may be required to pay the other a termination fee of up to $40 million.

In connection with the Merger, holders of outstanding ICS options, whether vested or not vested or exercisable or not exercisable, will be cancelled. Holders of outstanding ICS options, whether or not vested or exercisable, with an exercise price that is less than $7.25 plus the product of 1.3 times the average closing price of IDT common stock for the five trading days ending on the second trading day prior to the effective time of the merger will receive an amount of cash per share, without interest, equal to the excess of such aggregate value over the per share exercise price of such options. Holders of options to purchase ICS common stock with an exercise price equal to or in excess of such aggregate value will not receive any cash for such options. We anticipate the cash outlay to fund the cancellation of options will be approximately $27 million.

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

Operating leases primarily consist of leased facilities that we utilize in various locations.

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations and commitments as of July 2, 2005 (in thousands):

Contractual Obligations (in thousands)	Total	Less than 1 year	1 –3 years	4 –5 years	After 5 years
Long-Term Debt	$8	$8	$—	$—	$—
Operating Leases	10,142	3,235	6,097	810	—
Purchase Obligations	19,009	19,009	—	—	—

Total	$29,159	$22,252	$6,097	$810	$—

Critical Accounting Policies

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have identified below some of the accounting principles critical to our business and results of operations. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We state these accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements contained herein. In addition, we believe our most critical accounting policies include, but are not limited to, the following:

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Our reserve for doubtful accounts is based on (i) our specific assessment of the collectibility of all significant accounts greater than 90 days past due, (ii) our historical estimate of the rate of default for all accounts less than 90 days past due and (iii) any specific knowledge we have acquired that might indicate that an account is uncollectible, regardless of age. The facts and circumstances of each account may require us to use substantial judgment in assessing its collectibility.

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

Investments

We account for investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments at July 2, 2005 and July 3, 2004 consist primarily of debt securities. We classify debt securities as “held-to-maturity” for those securities that we have the intent and the ability to hold until they mature. Securities classified as “held-to-maturity” are recorded at amortized cost. Securities classified as “available-for-sale” are recorded at fair market value and the gain or loss is included in other comprehensive income.

Goodwill and Other Intangible Assets

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

We perform goodwill impairment tests in the fourth quarter of each fiscal year for each reporting unit. We have allocated nearly all the goodwill to one reporting unit as it resulted from the MNC acquisition. The process of evaluating the potential impairment of goodwill can be subjective and may require experienced judgment during the analysis. We use the two-step method to measure impairment loss. The first step compares the fair value of the reporting units with its carrying amount, including goodwill. The second step is only necessary if the fair value of the reporting unit is less than its carrying value. Used in the valuations were assumptions of growth rates and profitability for the reporting unit based on market data, cost cutting plans and internal forecasts based on product development plans. We used a combination of three valuation methods, discounted cash flow, quoted market price and market capitalization to determine fair value of the reporting unit.

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

Revenues

Revenues from product sales are recognized as revenue upon shipment to the customer. By contract and written agreement, there are only seven customers that have capped right of return and, for three of these customers, price protection. These customers accounted for approximately 63% of revenues for fiscal 2005. Upon shipment to these customers, we provide an allowance for the full 5% or, in some cases 7%, for rights of return, as historically, customers granted a limited right of return have utilized that right to the agreed limit. We also utilize historical data and consider market conditions to estimate an allowance for price protection. These products are semi-custom, prices are predetermined with the end customer, and accordingly are substantially fixed at the time of sale. We recognize sales to these customers in accordance with criteria of SFAS No. 48, “Revenue Recognition When Right of Return Exists”, at the time of sale based on the following: The selling price is substantially fixed or determinable at the date of sale; the buyer is obligated to pay for the products; title of the products has transferred; the buyer has economic substance apart from us; we do not have further obligations to assist buyer in the resale of the product; and the returns can be reasonably estimated at the time of sale.

Income Taxes

Income tax expense includes U.S. federal, state and international income taxes and is computed in accordance with SFAS No. 109, “Accounting for Income Taxes”. Certain items of income and expense are not reported in income tax returns and financial statements in the same year. The income tax effects of these differences are reported as deferred income taxes. Valuation allowances are provided against deferred income tax assets if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We currently provide income taxes on the earnings of foreign subsidiaries to the extent those earnings are taxable in the local jurisdictions. The effective tax rate for fiscal years 2005, 2004 and 2003 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income for five years as stated in our agreement with the Economic Development Board of Singapore. The five-year period ends December 31, 2007. We do not currently record deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be an $88.7 million liability as of July 2, 2005.

Accounting for Stock Based Compensation

Stock options granted to employees typically have an exercise price equal to the fair market value of our common stock and vest ratably over four years. Up until July 2, 2005, we applied APB 25 in accounting for stock option plans and as a result, generally recorded zero compensation expense. However, since the value of an option bears a direct relationship to our stock price, it is an effective incentive for management to create value for shareholders. We therefore view stock options as a critical component of our long-term performance-based compensation philosophy.

Effective July 3, 2005, we adopted SFAS No. 123, as amended by SFAS No. 148. We use the Black-Scholes option-pricing model. The assumptions used are expected volatility based upon the movement of the stock price since the grant date of the option, average expected option life based upon actual history of option grants being exercised, and risk free interest rate based upon current market price for loans of LIBOR plus a pre-formulated margin.

Inflation

Inflation has not had a significant impact on our results of operations.

New Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” This interpretation clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. At this time, we do not expect the adoption of this statement to have a material impact on our financial position.

On June 29, 2005, the FASB reached a consensus on EITF 05-6, “Determining the Amortization Period for Leasehold Improvements.” This consensus is effective for periods beginning after that date. We do not expect this statement to have a material impact on our financial position or results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” This statement replaced Accounting Principles Board (“APB”) Opinion No. 20 and FASB SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement will be effective for accounting changes made in fiscal years beginning after December 15, 2005. At this time, we do not expect the adoption of this statement to have a material impact on our financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) – “Share-Based Payment.” This standard supersedes APB No. 25, and requires recognition of expense in the financial statements of the cost of share based payment transactions, including stock options, based on the fair value of the award at the grant date. The provisions of this standard are effective for public companies for annual periods beginning after June 15, 2005. We adopted this statement on July 3, 2005 using the modified prospective method. Under this method, stock-based employee compensation cost will be recognized for all new awards granted after July 2, 2005 using the Black-Scholes method. Additionally, compensation costs for unvested stock options and awards that are outstanding at July 2, 2005 will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro-forma disclosures under FAS 123 using the Black-Scholes method. We do not expect any significant changes in the assumptions used to calculate the fair value of stock options as disclosed in Note 1 in the Notes to Consolidated Financial Statements.

Under the terms of the proposed Merger Agreement, each outstanding option to purchase ICS common stock, whether vested or not vested or exercisable or not exercisable, will be cancelled. Holders of outstanding ICS options, whether or not vested or exercisable, with an exercise price that is less than $7.25 plus the product of 1.3 times the average closing price of IDT common stock for the five trading days ending on the second trading day prior to the effective time of the merger will receive an amount of cash per share, without interest, equal to the excess of such aggregate value over the per share exercise price of such options. Holders of options to purchase ICS common stock with an exercise price equal to or in excess of such aggregate value will not receive any cash for such options. As of the effective time of the merger, each outstanding share of ICS restricted common stock will become fully vested and the holders of such shares of ICS restricted common stock will receive $7.25 in cash and 1.3 shares of IDT common stock for each share of ICS restricted common stock held.

The pro forma information provided in Note 1, in the Notes to Consolidated Financial Statements, “Accounting for Stock-Based Compensation” provides a reasonable estimate of the impact on our financial statements when the statement is fully implemented. We are continuing to assess the impact of the proposed merger with IDT upon the results of operations under the guidance provided by SFAS 123R, which may vary significantly from our historical experience.

In December 2004, the FASB also issued SFAS No. 153 – “Exchanges of Nonmonetary Assets.” This standard amends APB Opinion No. 29, Accounting for Nonmonetary Transactions by eliminating the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. The provisions of this standard are effective for public companies for annual periods beginning after June 15, 2005. We have adopted this statement beginning with our first quarter of fiscal year 2006. We do not expect this statement to have a material impact on our financial position.

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

On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was enacted by President Bush. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. We may elect to apply this provision to qualifying earnings repatriations in fiscal year 2006. We have started an evaluation of the effects of the repatriation provision. We expect to complete our evaluation of the effects of the repatriation provision before the end of the first quarter for fiscal 2006. The range of possible amounts that we are considering for repatriation under this provision is between zero and $150 million. The related potential range of income tax expense is between zero and $7.3 million. This is a one-time event and all future earnings will be permanently reinvested into our Singapore operations.

On October 4, 2004, President George W. Bush signed the “Working Families Tax Relief Act of 2004,” which retroactively reinstated the research tax credit to the June 30, 2004 expiration date. This change in the law will not have a material impact on the results of future operations.

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

Interest Rate Risk

Our interest rate risk relates primarily to our investment portfolio, which consisted of $55.6 million in cash and cash equivalents, $71.4 million in short term investments and $105.9 million in long term investments as of July 2, 2005, all denominated in U.S. dollars. While our portfolio of debt securities has an average duration of 1.9 years, $ 88.0 million are classified as “held to maturity.” We have the intention to hold these securities to maturity, so a hypothetical 10% move in interest rates on those securities would have no effect on our financial position, results of operations, and cash flows. The remaining $83.2 million of debt securities are classified as “available for sale,” with a duration of 2.1 years. Because of the short duration of the portfolio, a hypothetical 10% move in interest rates would have an insignificant effect on our financial position, results of operations, and cash flows. By policy, we mitigate the credit risk through diversification and adherence to high credit-quality rating standards. We further minimize our risks by restricting the sector concentration and asset allocation of certain type of securities in our investment portfolio. We do not use derivatives for trading or speculative purposes, nor are we party to leveraged derivatives.

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

We had interest expense of $0.06 million for the fiscal year 2005. The potential increase in interest expense for fiscal year 2005 from a hypothetical 10% adverse change in variable interest rates would have an insignificant effect on our financial position, results of operations, and cash flows.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Integrated Circuit Systems, Inc.:

We have completed an integrated audit of Integrated Circuit Systems, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of July 2, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Integrated Circuit Systems, Inc. and its subsidiaries at July 2, 2005 and July 3, 2004, and the results of their operations and their cash flows for each of the three years in the period ended July 2, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of July 2, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 2, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

September 2, 2005

Integrated Circuit Systems, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	July 2, 2005	July 3, 2004
Assets
Current Assets:
Cash and cash equivalents	$55,605	$68,973
Investments	71,375	126,606
Accounts receivable, net	40,110	45,717
Inventory, net	17,430	18,772
Deferred income taxes	5,678	22,759
Prepaid assets	4,045	6,309
Other current assets	2,804	880

Total current assets	197,047	290,016
Property and equipment, net	19,416	19,254
Intangibles	40,943	27,842
Goodwill	35,422	35,422
Long-term investments	105,865	5,000
Deferred income taxes	4,527	—
Other assets	4,502	62

Total assets	$407,722	$377,596

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$8	$82
Accounts payable	14,103	17,557
Accrued salaries and bonuses	459	2,811
Accrued commissions	1,329	1,688
Accrued expenses and other current liabilities	4,282	4,019
Income taxes payable	2,197	3,576

Total current liabilities	22,378	29,733
Deferred income taxes	3,466	11,248
Other liabilities	285	390

Total liabilities	26,129	41,371

Commitments and contingencies
Shareholders’ Equity:
Preferred stock, $0.01 par, authorized 5,000; none issued	—	—
Common stock, $0.01 par, authorized 300,000: issued 73,396 and 72,701 shares as of July 2, 2005 and July 3, 2004 respectively	734	727
Additional paid in capital	294,697	282,569
Retained earnings	154,543	107,140
Deferred compensation	(543)	—
Treasury stock, at cost, 3,153 and 2,475 shares as of July 2, 2005 and July 3, 2004 respectively	(67,824)	(54,211)
Accumulated other comprehensive income (loss)	(14)	—

Total shareholders’ equity	381,593	336,225

Total liabilities and shareholders’ equity	$407,722	$377,596

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Integrated Circuit Systems, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended
	July 2, 2005	July 3, 2004	June 28, 2003
# of fiscal weeks	52	53	52

Revenue	$243,110	$272,140	$241,762
Cost and expenses:
Cost of sales	99,703	108,764	97,665
Research and development	38,977	40,352	35,006
Amortization of Video research and development costs	7,051	—	—
Selling, general and administrative	38,533	35,949	36,738
Charges arising from merger	3,203	—	—
Amortization of intangibles	4,278	2,300	2,300

Operating income	51,365	84,775	70,053

Interest and other income	4,233	2,507	2,954
Interest expense	(60)	(266)	(1,466)

Income before income taxes	55,538	87,016	71,541

Income tax expense	8,135	8,501	10,465

Net income	$47,403	$78,515	$61,076

Basic net income per share:
Net Income	$0.68	$1.12	$0.90

Diluted net income per share:
Net Income	$0.67	$1.08	$0.87

Weighted average shares outstanding – basic	70,197	70,358	67,898
Weighted average shares outstanding – diluted	71,109	72,578	70,564

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Integrated Circuit Systems, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Retained Earnings (Deficit)	Deferred Compensation	Treasury Shares	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at June 29, 2002	67,841	678	227,531	(32,451)	(3,988)	(655)	(7,799)	—	183,971
Shares issued upon exercise of stock options	3,389	34	13,313	—	—	—	—	—	13,347
Tax benefits related to stock options	—	—	19,516	—	—	—	—	—	19,516
Shares issued by the Stock Purchase Plan	54	1	804	—	—	—	—	—	805

Purchase of treasury shares	—	—	—	—	—	(465)	(8,413)	—	(8,413)

Net Income				61,076	—	—	—	—	61,076

Deferred compensation	—	—	(2,738)	—	3,257	—	—	—	519

Other	—	—	2	—	—	—	—	—	2

Balance at June 28, 2003	71,284	713	258,428	28,625	(731)	(1,120)	(16,212)	—	270,823
Shares issued upon exercise of stock options	1,378	14	10,443	—	—	—	—	—	10,457
Tax benefits related to stock options	—	—	12,793	—	—	—	—	—	12,793
Shares issued by the Stock Purchase Plan	39	—	898	—	—	—	—	—	898

Purchase of treasury shares	—	—	—	—	—	(1,355)	(37,999)	—	(37,999)

Net income	—	—	—	78,515	—	—	—	—	78,515

Deferred compensation	—	—	—	—	731	—	—	—	731

Other	—	—	7	—	—	—	—	—	7

Balances at July 3, 2004	72,701	$727	$282,569	$107,140	$—	(2,475)	$(54,211)	$—	$336,225
Shares issued upon exercise of stock options	601	6	7,388						7,394
Tax benefits related to stock options	—		3,005						3,005
Shares issued by the Stock Purchase Plan	61		1,042						1,042
Shares issued – Restricted Stock Grant	33	1	705						706

Purchase of treasury shares	—					(678)	(13,613)		(13,613)

Net income	—	—	—	47,403	—	—	—	—	47,403

Deferred compensation	—	—	—	—	(543)	—	—		(543)
Unrealized loss on securities available for sale								(24)	(24)

Other	—	—	(12)	—	—	—	—	10	(2)

Balances at July 2, 2005	73,396	$734	$294,697	$154,543	$(543)	(3,153)	$(67,824)	$(14)	$381,593

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Integrated Circuit Systems, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	July 2, 2005	July 3, 2004	June 28, 2003
Cash flows from operating activities:
Net income	$47,403	$78,515	$61,076
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	11,064	8,436	8,583
Amortization of Video research and development costs.	7,051
Amortization of deferred finance charge	19	138	149
Amortization of bond premiums/discounts	(368)	(265)	—
Amortization of deferred compensation	162	731	519
(Gain) loss on sale of operating assets and investments	168	(930)	(804)
Tax benefit of stock options	3,005	12,793	20,202
Deferred income taxes	4,772	(7,140)	(562)
Changes in assets and liabilities:
Accounts receivable	5,607	(14,216)	(2,760)
Inventory	1,342	(2,950)	2,734
Other assets	(4,176)	3,969	(4,825)
Accounts payable, accrued expenses and other liabilities	(5,902)	4,551	(5,074)
Income taxes payable	(1,379)	6,050	(9,756)

Net cash provided by operating activities	68,768	89,682	69,482

Cash flows from investing activities:
Capital expenditures	(7,221)	(8,587)	(5,722)
Proceeds from sale of fixed assets	263	62	99
Proceeds from sales of available-for-sale investments	61,409
Proceeds from maturities of held-to-maturity investments	197,771	145,056	36,635
Proceeds from sale of investment in Maxtek		1,324	2,578
Purchases of available-for-sale investments	(145,062)	(239,925)	(35,174)
Purchases of held-to-maturity investments	(159,531)	—	—
Acquisition of MRT assets	(24,450)	—	—
Acquisition of Micro Networks Corporation, net of cash acquired	—	—	2,345

Net cash provided by (used in) investing activities	(76,821)	(102,070)	761

Cash flows from financing activities:
Repayments of long-term debt and capital leases	(138)	(9,977)	(32,199)
Proceeds from exercise of stock options	7,394	10,457	13,347
Proceeds from stock purchase plan	1,042	898	805
Deferred financing charges	—	(56)	—
Purchase of treasury stock	(13,613)	(37,999)	(8,413)

Net cash used in financing activities	(5,315)	(36,677)	(26,460)

Net increase (decrease) in cash	(13,368)	(49,065)	43,783
Cash and cash equivalents:
Beginning of year	68,973	118,038	74,255

End of year	$55,605	$68,973	$118,038

Supplemental disclosures of cash information:
Cash payments (receipts) during the period for:
Interest	$(3,082)	$161	$1,091

Income taxes (refunded)	$1,417	$(5,115)	$(2,503)

Supplemental disclosures for non-cash information:

Capital lease of equipment	$—	$171	$—

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less at purchase to be cash equivalents. Cash and cash equivalents at July 2, 2005 consist of cash, money market funds and commercial paper.

Investments

We account for investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments at July 2, 2005 and July 3, 2004 consist primarily of debt securities. We classify debt securities as “held-to-maturity” for those securities that we have the intent and the ability to hold until they mature. Securities classified as “held-to-maturity” are recorded at amortized cost. Securities classified as “available-for-sale” are recorded at fair market value and the gain or loss is included in other comprehensive income.

We also have investments in two privately held companies. We account for these non-marketable equity securities using the cost method because these securities which do not have a readily determined fair value and we do not exercise significant influence on these investees as our holdings are 2.3% and 0.6% of the outstanding shares, respectively. We evaluate our investments for impairment whenever circumstances arise that may indicate an impairment event may have occurred.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Our reserve for doubtful accounts is based on (i) our specific assessment of the collectibility of all significant accounts greater than 90 days past due, (ii) our historical estimate of the rate of default for all accounts less than 90 days past due and (iii) any specific knowledge we have acquired that might indicate that an account is uncollectible, regardless of age. The facts and circumstances of each account may require us to use substantial judgment in assessing its collectibility.

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

In March 2004, we entered into a new revolving credit and term facility. Costs incurred in connection with this term loan are being amortized over the life of the loan, three years. Accumulated amortization was $18,700 with approximately $31,000 remaining to be amortized as of July 2, 2005.

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

We perform goodwill impairment tests in the fourth quarter of each fiscal year for each reporting unit. We have allocated nearly all the goodwill to one reporting unit as it resulted from the MNC acquisition. The process of evaluating the potential impairment of goodwill can be subjective and may require experienced judgment during the analysis. We use the two-step method to measure impairment loss. The first step compares the fair value of the reporting units with its carrying amount, including goodwill. The second step is only necessary if the fair value of the reporting unit is less than its carrying value. Used in the valuations were assumptions of growth rates and profitability for the reporting unit based on market data, cost cutting plans and internal forecasts based on product development plans. We used a combination of three valuation methods, discounted cash flow, quoted market price and market capitalization to determine fair value of the reporting unit.

As of July 2, 2005 we determined that there was no impairment of goodwill or indefinite life intangibles.

At July 2, 2005, we have $35.4 million of goodwill and $18.4 million of indefinite lived intangible assets. No impairment of goodwill or other indefinite lived intangible assets existed at July 2, 2005. We had no indefinite lived intangible assets prior to the acquisition of MNC. There was no change in goodwill during fiscal year 2005.

Carrying Value of Long-Term Assets

We periodically evaluate the carrying value of long-term assets when events and circumstances warrant such review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined by reference to quoted market prices, if available, or the utilization of certain valuation techniques such as using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Revenue Recognition

Revenues from product sales are recognized as revenue upon shipment to the customer. By contract and written agreement, there are only seven customers that have capped right of return and, for three of these customers, price protection. These seven customers accounted for approximately 63% of revenues for fiscal 2005. Upon shipment to these customers, we provide an allowance for the full 5% or, in some cases 7%, for rights of return, as historically, customers granted a limited right of return have utilized that right to the agreed limit. We also utilize historical data and consider market conditions to estimate an allowance for price protection. These products are semi-custom, prices are predetermined with the end customer, and accordingly, are substantially fixed at the time of sale. We recognize sales to these customers in accordance with criteria of SFAS No. 48, “Revenue Recognition When Right of Return Exists”, at the time of sale based on the following: The selling price is substantially fixed or determinable at the date of sale; the buyer is obligated to pay for the products; title of the products has transferred; the buyer has economic substance apart from us; we do not have further obligations to assist buyer in the resale of the product; and the returns can be reasonably estimated at the time of sale.

Concentration of Credit Risk

We sell our products primarily to original equipment manufacturers (“OEMs”) and distributors in North America, Europe and the Pacific Rim. We perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. For the fiscal year ended July 2, 2005 two customers, accounted for 41% and 11% of revenue, and for 42% and 17%, respectively of our total accounts receivable as of July 2, 2005. These two customers sell to approximately 220 OEMs. For fiscal years 2004 and 2003 one customer comprised 39% and 27% of our revenues, respectively, and accounted for 37% of our accounts receivable at July 3, 2004. We also have a substantial concentration of credit risk in the PC motherboard industry. Refer to Note 16 for geographic information.

Cash deposits are maintained with financial institutions in excess of federally insured limits.

In order to mitigate investment risk, our policy requires all investments in debt securities bear at least an A- rating from Standard & Poor’s or A3 by Moody’s. Investments in asset backed and mortgage backed bonds are limited to those rated AAA/Aaa.

Income Taxes

Income tax expense includes U.S. federal, state and international income taxes and is computed in accordance with SFAS No. 109, “Accounting for Income Taxes”. Certain items of income and expense are not reported in income tax returns and financial statements in the same year. The income tax effects of these differences are reported as deferred income taxes. Valuation allowances are provided against deferred income tax assets, which are not likely to be realized. We currently provide income taxes on the earnings of foreign subsidiaries to the extent those earnings are taxable in the local jurisdictions. The effective tax rate for fiscal years 2005, 2004 and 2003 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income for five years as stated in our agreement with the Economic Development Board of Singapore. The five-year period ends December 31, 2007. We do not currently record deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be an $88.7 million liability as of July 2, 2005.

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

	2005	2004	2003
Net Income:
As Reported	$47,403	$78,515	$61,076
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects (1)	105	475	1,158
Deduct: Total stock - based employee expense determined under the fair value based method for all awards, net of related tax effects (2)	20,353	21,102	18,230
Pro forma	$27,155	$57,888	$44,004

Basic earnings per common share:
As Reported	$0.68	$1.12	$0.90
Pro forma	$0.39	$0.82	$0.65

Diluted earnings per common share:
As Reported	$0.67	$1.08	$0.87
Pro forma	$0.38	$0.81	$0.63

Diluted common shares:
As Reported	71,109	72,578	70,564
Pro forma	70,927	71,389	69,548

(1)	In the Company’s Form 10-K for the year ended June 28, 2003, the stock-based employee compensation expense included in reported net earnings was reported as $1,781 for the year ended June 28, 2003. This amount has been adjusted as shown above to provide for the related tax effects.
(2)	In the Company’s Form 10-K for the year ended June 28, 2003, the stock-based employee compensation expense determined under the fair value based method was reported as $28,046 for the year ended June 28, 2003. This amount has been adjusted as shown above to provide for the related tax effects.

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

The following assumptions were used to determine the fair value of stock options granted using the Black-Scholes option-pricing model:

	2005	2004	2003
Dividend yield	0%	0%	0%
Expected volatility	40%	76%	85%
Average expected option life	5.43 years	6 years	5 years
Risk-free interest rate	3.87%	3.1%	4.6%

New Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” This interpretation clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. At this time, we do not expect the adoption of this statement to have a material impact on our financial position.

On June 29, 2005, the FASB reached a consensus on EITF 05-6, “Determining the Amortization Period for Leasehold Improvements.” This consensus is effective for periods beginning after that date. We do not expect this statement to have a material impact on our financial position or results of operations.

In May 2005, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” This statement replaced Accounting Principles Board (“APB”) Opinion No. 20 and FASB SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement will be effective for accounting changes made in fiscal years beginning after December 15, 2005. At this time, we do not expect the adoption of this statement to have a material impact on our financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) – “Share-Based Payment.” This standard supersedes APB No. 25, and requires recognition of expense in the financial statements of the cost of share based payment transactions, including stock options, based on the fair value of the award at the grant date. The provisions of this standard are effective for public companies for annual periods beginning after June 15, 2005. We adopted this statement on July 3, 2005 using the modified prospective method. Under this method, stock-based employee compensation cost will be recognized for all new awards granted after July 2, 2005 using the Black-Scholes method. Additionally, compensation costs for unvested stock options and awards that are outstanding at July 2, 2005 will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro-forma disclosures under FAS 123 using the Black-

Scholes method. We do not expect any significant changes in the assumptions used to calculate the fair value of stock options as disclosed in Note 1 in the Notes to Consolidated Financial Statements.

In December 2004, the FASB also issued SFAS No. 153 – “Exchanges of Nonmonetary Assets.” This standard amends APB Opinion No. 29, Accounting for Nonmonetary Transactions by eliminating the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. The provisions of this standard are effective for public companies for annual periods beginning after June 15, 2005. We will adopt this statement beginning with our first quarter of fiscal year 2006. We do not expect this statement to have a material impact on our financial position.

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

On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was enacted by President Bush. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. We may elect to apply this provision to qualifying earnings repatriations in fiscal year 2006. We have started an evaluation of the effects of the repatriation provision. We expect to complete our evaluation of the effects of the repatriation provision before the end of the first quarter for fiscal 2006. The range of possible amounts that we are considering for repatriation under this provision is between zero and $150 million. The related potential range of income tax expense is between zero and $7.3 million. This is a one-time event and all future earnings will be permanently reinvested into our Singapore operations.

On October 4, 2004, President George W. Bush signed the “Working Families Tax Relief Act of 2004”, which retroactively reinstated the research tax credit to the June 30, 2004 expiration date. This change in the law will not have a material impact on the results of future operations.

(2) Merger and Acquisition

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

From the date of the acquisition until the end of the first quarter of fiscal 2005, one plant in Bloomfield, CT was shut down and the fixed assets associated were disposed of. Sixty-four manufacturing personnel, both line and management, were laid off. The production from Bloomfield was relocated to facilities in Worcester, MA and Auburn, NY, with the remainder going offshore. During fiscal year 2004, goodwill was adjusted due to the reversal of a portion of the restructuring reserve.

The following table summarizes the activity of the restructuring reserve since inception:

(in thousands)	Original Plan Date 1/2002	Utilization 2002	Balance 6/2002	Utilization 2003	Balance 6/2003	Utilization 2004	Adjustments 2004	Balance 6/2004	Utilization 2005	Balance 6/2005
Plant Closing Costs	$1,214	$27	$1,187	$472	$715	$420	$223	$72	$72	$—
Personnel Costs	2,017	437	1,580	1,151	429	496	(67)	—	—	—
Write-down of Fixed Assets	2,407	—	—	—	—	—	—	—	—	—

Total	$5,638	$464	$2,767	$1,623	$1,144	$916	$156	$72	$72	$—

Related to the acquisition of MNC we acquired $36.3 million of intangible assets, of which, $2.9 million was assigned to research and development assets that were written off at the date of acquisition. The remaining $33.4 million of intangible assets include a customer base valued at $12.0 million (6 year weighted-average useful life); a trade name valued at $3.0 million (ten year weighted-average useful life) and developed technology valued at $18.4 million (indefinite useful life). Amortization of the customer base for fiscal years 2005, 2004, and 2003, was $2.0 million, $2.0 million and $2.0 million, respectively. Amortization of the trade name, which commenced in fiscal year 2003, was $0.3 million, $0.3 million and $0.3 million for fiscal years 2005, 2004 and 2003, respectively.

On August 4, 2004 we announced that we had signed an agreement to purchase technology and the capability to develop a family of high performance mixed signal products for the high definition and digital video/imaging market. In the first quarter of fiscal year 2005 we completed the purchase and paid $24.5 million for the purchase of intellectual property and a team of proven engineers. Some of these assets had a short useful life and were fully amortized in the first quarter of fiscal year 2005, resulting in an additional $7.1 million, which was included in research and development expense. The remaining assets consist of a database valued at $16.2 million with a useful life of 8 years and an assembled workforce valued at $1.2 million with a useful life of 9 years, which are included in intangible assets. Amortization expense for fiscal year 2005 included $2.0 million for the database and $0.1 million for the workforce

Future amortization amounts are as follows as of July 2, 2005 (in thousands):

2006	4,460
2007	4,460
2008	3,460
2009	2,460
2010	2,460

Total amortization expense (in thousands)

2005	4,278
2004	2,300
2003	2,300

On June 15, 2005, we entered into a merger agreement with Integrated Device Technologies, Inc., a Delaware corporation (“IDT”), and Colonial Merger Sub I, Inc., a wholly-owned subsidiary of IDT (“Merger Sub”). The merger agreement, a copy of which was filed as an exhibit to a Current Report on form 8-K on June 17, 2005, provides for the merger of ICS with and into Merger Sub, with Merger Sub continuing as the surviving corporation in the merger and as a wholly-owned subsidiary of IDT (the “Merger”). At the time when the Merger becomes effective, each share of ICS common stock issued and outstanding immediately prior to the effective time of the Merger will be canceled and converted into the right to receive $7.25 in cash and 1.3 shares of common stock of IDT. Based on the number of shares of ICS common stock and IDT common stock outstanding as of July 1, 2005 (assuming the exercise of all outstanding IDT stock options and ICS stock options), immediately after the Merger, the shareholders of IDT immediately before the Merger will own approximately 54% of the outstanding IDT common stock in the aggregate and the shareholders of ICS will own approximately 46% of the outstanding IDT common stock in the aggregate.

The consummation of the Merger is subject to the satisfaction or waiver of closing conditions applicable to both IDT and ICS, including regulatory review and approval by the stockholders of both IDT and ICS. ICS and IDT have each called a special meeting of its shareholders to vote on the proposals related to the Merger, which meetings are currently scheduled to occur on September 15, 2005. We hope to complete the Merger by the end of the third quarter of calendar year 2005.

The Merger Agreement contains certain termination rights for both IDT and ICS, and further provides that, upon termination of the Merger Agreement under specified circumstances, either party may be required to pay the other a termination fee of up to $40 million.

We incurred $3.2 million in expenses associated with the merger of our company with Integrated Device Technology, Inc. Included in these expenses were $0.8 million in legal fees, $2.3 million in investment opinion fees, and $0.1 million in FTC filing fees. These costs are expensed as incurred, and included in charges arising from merger.

(3) Other Agreements

In fiscal year 1998, we entered into a non-transferable and non-exclusive license with Philips Electronics to use their technical information for data transmission systems. In consideration of the licenses and rights granted we have expensed and paid approximately $0.4 million in licensing fees during fiscal year 2005, $1.2 million during fiscal year 2004, and $1.4 million during fiscal year 2003. The expense is included in our research and development expense in the Statements of Operations.

(4) Investments

During fiscal years 2005 and 2004, we invested in debt securities. Securities for which we have the intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Certain securities have been classified as available-for-sale. Securities classified as available-for-sale are recorded at fair market value and the gain or loss is included in other comprehensive income.

Aggregate annual maturities of debt securities as of July 2, 2005 (in thousands):

	Held-to- maturity	Available- for-sale
2006	$29,285	$12,540
2007	29,567	22,971
2008	14,219	47,716
2009	4,847	—
2010 and beyond	10,120	—

	$88,038	$83,227

Aggregate fair value of debt securities classified as available-for-sale as of July 2, 2005 (in thousands):

	Fair market Value	Unrecognized Gain(Loss)
US Treasury securities	$83,207	$(24)

The unrecognized loss is included in other comprehensive income for fiscal year 2005.

Aggregate fair value of debt securities classified as held-to-maturity as of July 2, 2005 (in thousands):

	Fair Market Value	Unrecognized Gain(Loss)
Corporate debt securities	$80,568	$26
Mortgage-backed securities	7,519	23

Total	$88,087	$49

Proceeds from sales of available-for-sale securities (in thousands):

	Proceeds	Recognized Gain(Loss)
US Treasury securities	$61,409	$(99)

The average cost basis was used for the recognized gain or loss on the sales of securities.

We also have investments in two privately held companies Maxtek Technology Co. Ltd and Best Elite International Ltd that are carried at cost. The carrying cost of Maxtek was $1.0 million as of July 2, 2005 and $1.0 million as of July 3, 2004. During the first quarter of fiscal 2004 and in the second quarter of 2005, Maxtek declared stock dividends. Our ownership is 1.3 million shares or approximately 2.3% of Maxtek as of July 2, 2005 and was 1.3 million shares or approximately 2.5% as of July 3, 2004. Our investment in Best Elite was made during fiscal 2004 and is carried at a cost of $5.0 million at July 2, 2005 and July 3, 2004. Our percent ownership of this company was 0.6% as of July 2, 2005 and 0.7% as of July 3, 2004.

(5) Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	Year Ended
	July 2, 2005	July 3, 2004
Accounts receivable	$43,107	$47,209
Less: allowance for returns and doubtful accounts	(2,997)	(1,492)

	$40,110	$45,717

(6) Inventory

The components of inventories are as follows (in thousands):

	Year Ended
	July 2, 2005	July 3, 2004
Raw Materials	$9,897	$8,237
Work-in-process	6,735	7,953
Finished parts	7,899	9,296
Less: obsolescence reserve	(7,101)	(6,714)

Inventory, net	$17,430	$18,772

(7) Property and Equipment

Property and equipment consists of the following (in thousands):

	Year Ended
	July 2, 2005	July 3, 2004
Land	$170	$170
Building and improvements	1,008	1,005
Machinery and equipment	46,222	42,577
Furniture and fixtures	2,801	2,864
Leasehold improvements	5,675	5,563
Capital leases	171	171

	56,047	52,350
Less: accumulated depreciation and amortization	(36,631)	(33,096)

Property and equipment, net	$19,416	$19,254

Depreciation and amortization expense related to property and equipment was $6.7 million, $6.0 million, and $6.3 million in fiscal years 2005, 2004 and 2003, respectively.

(8) Other Balance Sheet Accounts

Other current assets consist of the following (in thousands):

	Year Ended
	July 2, 2005	July 3, 2004
Due from employee stock option exercise	$121	$181
Interest receivable	1,972	133
Other	711	566

	$2,804	$880

Included in other noncurrent assets as of July 2, 2005 is $4.5 million related to prepaid maintenance contracts.

Accrued expenses and other current liabilities consist of the following (in thousands):

	Year Ended
	July 2, 2005	July 3, 2004
Legal accruals	$220	$20
Accrued restructuring expense	—	72
Accrued vacation	1,086	1,024
Accrued rent	721	820
Other	2,255	2,083

	$4,282	$4,019

(9) Debt

On March 1, 2004 we entered into a revolving credit loan agreement, which will terminate March 1, 2007. The revolving credit loan agreement allows us to draw down to a maximum balance of $20.0 million in increments of not less than $500,000. At our option, the unpaid balance shall bear interest at the available LIBOR Based Rate (as defined) or the Prime Based Rate (as defined). A commitment fee on the average daily-unused portion of the revolving credit loan balance will be due and payable on a quarterly basis. The commitment fee will be between .20% (.0020) and .25% (.0025) based on the funded debt to EBITDA ratio, as defined in the revolving credit loan agreement, calculated the previous quarter. There was no outstanding balance on our revolving credit loan agreement as of July 2, 2005.

In connection with the acquisition of Micro Networks Corporation (“MNC”) in Fiscal 2002, we entered into a revolving credit and term loan facility dated December 31, 2001. During the first three months of fiscal year 2004, we paid down $4.2 million of the term loan. During the second quarter of fiscal 2004, we made the final payment of $5.8 million on the term loan. This loan agreement was terminated in the third quarter of fiscal 2004. The facility enabled us to draw down $45.0 million under the term loan and $10.0 million under the revolving credit facility. At our option, the interest rate under the term loan was either (1) an annual base rate, which is the higher of (i) a rate of interest announced from time to time by the lenders’ administrative agent as the base rate (“Base Rate”) or (ii) the sum of the federal funds rate plus 0.5% per annum or (2) LIBOR plus 1.75%. At our option, the interest rate under the revolving credit facility, was either: (1) the Base Rate or (2) the LIBOR Rate plus a pre-formulated margin. In connection with our bank agreement, we entered into an 18-month interest rate swap agreement with the same financial institution. The interest rate swap agreement essentially enabled us to manage the exposure to fluctuations in interest rates on a portion of our term loan.

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

Senior debt consisted of the following (in thousands):

	July 2, 2005	July 3, 2004
Revolving credit facility at LIBOR plus 1.75 bp	$—	$—
Capital lease obligations and other	8	82

	$8	$82
Less current portion	8	82

Long-term debt, less current portion	$—	$—

Our revolving credit loan agreement requires the maintenance of specified financial ratios, including a fixed charge coverage ratio, a funded debt to EBITDA ratio, a liquidity ratio, a minimum tangible net worth, and imposes financial limitations. The current revolving credit loan agreement also restricts our ability to pay dividends to the holders of our common stock. At July 2, 2005, and July 3, 2004 we were in compliance with all of these covenants. There was no outstanding balance on our revolving credit loan agreement as of July 2, 2005.

(10) Lease Obligations

We lease certain of our facilities under operating lease agreements, some of which have renewal options.

Rental expense under operating lease agreements was $3.6 million, $4.0 million and $3.5 million in 2005, 2004 and 2003, respectively.

Future minimum lease commitments under our operating leases are as follows as of July 2, 2005 (in thousands):

2006	$3,235
2007	2,741
2008	2,147
2009	1,209
2010 and after	810

$10,142

Sublease income under all operating lease agreements was $0.9 million, $0.9 million, and $0.9 million in fiscal years 2005, 2004 and 2003, respectively. Future amounts due under the subleases are as follows as of July 2, 2005 (in thousands):

2006	$536
2007	531
2008	132
2009	—
2010 and after	—

$1,199

Future minimum lease commitments under our capital leases are as follows as of July 2, 2005 (in thousands):

2006	$8
2007 and after	—

$8

(11) Fair Value of Financial Instruments

We have estimated the fair value of our financial instruments using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, accounts receivable and accounts payable – The carrying amounts of these items approximate their fair values at July 2, 2005 due to the short-term maturities of these instruments.

Investment securities -For securities held as investments (which include corporate and government bonds and notes) and marketable equity securities held for investment purposes, fair values are based on quoted market prices or dealer quotes. For nonpublic equity investments, it is not practicable to estimate fair value where the company holds less than a 5% interest.

Long-term debt – Interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities would be used to estimate fair value for debt issues for which quoted market prices are not available. Since we have no outstanding long-term debt at July 2, 2005, the carrying value of this item is not materially different from its fair value.

Interest rate swap agreement– In connection with our bank agreement, on December 31, 2001 we entered into an 18-month interest rate swap agreement with one of the same financial institutions. The interest rate swap agreement essentially enables us to manage the exposure to fluctuations in interest rates on a portion of our term loan. This agreement was paid off in January 2003.

(12) Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended
	July 2, 2005	July 3, 2004	June 28, 2003
Current tax expense (benefit):
Federal	$1,355	$2,260	$10,086
State	215	997	979
Foreign	54	(72)	(38)

Total current	$1,624	$3,185	$11,027

Deferred tax expense (benefit):
Federal	$5,189	$7,085	$(926)
State	454	(2,155)	77
Foreign	868	386	287

Total deferred	6,511	5,316	(562)

Total income tax expense	$8,135	$8,501	$10,465

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	Fiscal Year Ended
	July 2, 2005	July 3, 2004
Deferred tax assets:
Depreciation	$195	—
Accounts receivable allowances	250	$222
Inventory valuation	2,182	2,244
Other compensation charges	388	658
Net state operating loss carry forward	2,072	3,917
Net federal operating loss carry forward	2,884	10,450
Federal tax credits	10,561	6,367
State tax credits	5,012	3,316
Accrued expense and other	773	872

Gross deferred tax assets	24,317	28,046
Less: valuation allowance	4,629	3,719

Deferred tax asset	19,688	24,327

Deferred tax liabilities:
Intangibles	9,226	10,038
Depreciation	0	372
Prepaid expenses	356	389
Singapore deferred taxes	1,525	674
Federal impact of state tax attributes	1,841	1,343
Other	1	—

Deferred tax liabilities	12,949	12,816

Net deferred tax asset (liability)	$6,739	$11,511

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

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income; potential limitations with respect to the utilization of loss carry forwards and tax planning strategies in making this assessment. Based upon the projections for future taxable income over the periods which deferred tax assets are deductible and the potential limitations of loss and credit carry forwards, management believes it is more likely than not that we will realize these deductible differences, net of existing valuation allowances (both federal and state) at July 2, 2005. We periodically reassess and re-evaluate the status of our recorded deferred tax assets. We currently provide income taxes on the earnings of foreign subsidiaries to the extent those earnings are taxable in the local jurisdictions. The effective tax rate for fiscal years 2005, 2004 and 2003 reflects the tax-exempt status of our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income through December 31, 2007. This is stated in our agreement with the Economic Development Board of Singapore. The pioneer status is contingent upon ICS meeting certain investment criteria in fixed assets, personnel, and technology. We do not currently record deferred taxes on our investment in our Singapore operations, as all undistributed earnings are permanently reinvested back into the Singapore facility. If we were to record deferred taxes on our investment, the amount would be an $88.7 million liability as of July 2, 2005.

On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. We may elect to apply this provision to qualifying earnings repatriations in fiscal year 2006. We have started an evaluation of the effects of the repatriation provision. We expect to complete our evaluation of the effects of the repatriation provision before the end of the first quarter for fiscal 2006. The range of possible amounts that we are considering for repatriation under this provision is between zero and $150 million. The related potential range of income tax expense is between zero and $7.3 million. This is a one-time event and all future earnings will be permanently reinvested into our Singapore operations.

Pretax income from foreign operations was $41.3 million in fiscal 2005, $57.5 million in fiscal 2004, and $42.0 million in fiscal 2003. Pretax income from domestic operations was $14.2 million in fiscal 2005, $29.5 million in fiscal 2004, and $29.5 million in fiscal 2003.

The actual tax expense differs from the “expected” tax expense computed by applying the statutory Federal corporate income tax rate of 35% in all fiscal years to income before income taxes as follows (in thousands):

	Year Ended
(in thousands)	July 2, 2005	July 3, 2004	June 28, 2003
Earnings Before Income Taxes	$55,538	$87,016	$71,541
Computed Expected Tax Expense	19,438	30,456	25,039
State Taxes (net of Federal Income tax benefit)	435	(1,158)	666
Effects of lower foreign tax rates	(12,074)	(18,988)	(13,792)
Federal research and development credits	(2,152)	(2,718)	—
Increase in the Federal valuation allowance	598	680	160
Increase in the contingency reserve	863	—	—
Non-deductible acquisition costs	1,051	—	—
Other	(24)	229	(1,608)

	$8,135	$8,501	$10,465

Basic per share effect of tax holiday	$0.17	$0.27	$0.20
Diluted per share effect of tax holiday	$0.17	$0.26	$0.20

Weighted average shares outstanding – basic	70,197	70,358	67,898
Weighted average shares outstanding – diluted	71,109	72,578	70,564

The effect of lower foreign tax rates is due to our Singapore operation, which has been given pioneer status, or exemption of taxes on non-passive income for five years.

We establish reserves for tax contingencies when, despite the belief that our tax return positions are fully supported, it is probable that certain positions may be challenged and may not be fully sustained. The tax contingency reserves are analyzed on a quarterly basis and adjusted based upon changes in facts and circumstances, such as the progress of federal and state audits, case law and emerging legislation. Our effective tax rate includes the impact of tax contingency reserves and changes to the reserves, including related interest, as considered appropriate by management. The tax contingency reserve was increased for the fiscal year ended July 2, 2005 by $0.9 million primarily attributable to the increase in exposure due to the current ongoing federal audit for our fiscal years 2001, 2002 and 2003 and potential tax exposure in foreign jurisdictions for fiscal years 2001 through 2005.

As of July 2, 2005 we have federal operating loss carry forwards of $8.2 million, which begin expiring in 2021. As of July 2, 2005, we have state operating loss carry forwards of approximately $58.8 million, which began expiring in 2005. We have provided a full valuation allowance against a portion of the state operating loss carry forwards where it is more likely than not that those carry forwards will not be utilized. We currently provide income taxes on the earnings of foreign subsidiaries to the extent those earnings are taxable or are expected to be remitted.

(13) Employee Benefit Plans

We have a bonus plan, which covers permanent full-time exempt employees with at least six months of service. Bonuses under this plan are based on achieving specified revenue, operating and profit objectives. Amounts charged to operating expense for the plan were $0.2 million, $5.1 million, and $4.8 million in fiscal years 2005, 2004 and 2003, respectively.

We have a 401(k) employee savings plan, which provides for contributions to be held in trust by corporate fiduciaries. Employees are permitted to contribute up to 18% of their annual compensation. Under the plan, we make matching contributions equal to 150% of the first 1% contributed, 125% of the second 1% contributed, 100% of the third 1% contributed, 75% of the fourth 1% contributed and 50% of the next 2% up to a maximum of 6% of annual compensation, subject to IRS limits. The matching amounts contributed and charged to expense were $1.3 million in fiscal year 2005, $1.3 million in fiscal year 2004, and $1.3 million in fiscal year 2003.

(14) Shareholders’ Equity

Treasury Stock

In September 2001, we announced a stock repurchase program, which authorized the purchase, from time to time, of 2.0 million shares of our common stock on the market. In October 2002, we announced that our board of directors approved to increase the number of shares to be repurchased under this repurchase program to 3.0 million. In October 2004, we announced that our board of directors had approved an increase in the number of shares to be repurchased under the program to 5.0 million. As of July 2, 2005, we had purchased 3.2 million shares for $67.8 million. The stock repurchase program was instituted to improve shareholder value.

Employee Stock Purchase Plan

We authorized 500,000 shares of common stock under our employee stock purchase plan (“ESPP”). The ESPP permits employees to purchase common stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the common stock at the beginning or end of each three-month offering period. Shares purchased by and distributed to participating employees were 61,178 in fiscal 2005, 39,529 in fiscal 2004, and 53,206 in fiscal 2003 at weighted average prices of $17.05, $22.72 and $15.15, respectively.

2002 Equity Incentive Plan

In October 2002, our board of directors approved the 2002 Employees’ Equity Incentive Plan (“2002 Plan”). The 2002 Plan provides for grants of non-qualified stock options, stock appreciation rights, restricted stock and performance awards to employees of the Company and its subsidiaries, persons to whom an offer of employment has been extended and others performing services for the Company or a subsidiary, but does not permit any grants to our officers and directors. The compensation committee of our board of directors will administer the 2002 Plan, including determining the exercise price and other terms and conditions of options granted under the 2002 Plan. The maximum term for exercise of options granted under the 2002 Plan is ten years from the date of grant. Three million shares of our common stock are available for issuance under the 2002 Plan, subject to adjustment in the event of a reorganization, merger or similar change in our corporate structure or change in the shares of common stock. As of July 2, 2005 there were 2.6 million options issued and outstanding under the 2002 Plan.

2000 Long-Term Equity Incentive Plan

In May 2000, the 2000 Long-Term Equity Incentive Plan was approved, ratified and adopted (the “2000 Plan”). The equity incentive plan provides for grants of stock options, stock appreciation rights, restricted stock and performance awards. Directors, officers and other employees of our Company and its subsidiaries and persons who engage in services for us are eligible for grants under the plan. The purpose of the equity incentive plan is to provide these individuals with incentives to maximize shareholder value and otherwise contribute to our success and to enable us to attract, retain and reward the best available persons for positions of responsibility. The Compensation Committee has discretion to set the terms of awards granted under the 2000 Plan, including vesting terms. Typically, options which have been granted under the 2000 Plan vest over 4 years. Under the 2000 Plan 8.4 million shares of our common stock are available for issuance, subject to adjustment in the event of a reorganization, merger or similar change in our corporate structure or change in the outstanding shares of common stock. As of July 2, 2005 there were 5.0 million options issued and outstanding under the 2000 Plan.

1999 Plan

In May 1999, the 1999 Stock Option Plan was adopted (the “1999 Plan”). The equity plan provided for periodic grants of options to purchase our common stock. These options will vest upon the fulfillment of certain conditions, the passage of a specified period of time and our achievement of certain performance goals, as determined by our board of directors. All of the unvested options of any terminated employee will expire upon termination, and the exercise period of all vested options will be reduced to sixty days following the date of termination. We and certain investors have the right to repurchase shares of our common stock issued upon the exercise of options granted under the 1999 Plan if any employee ceases to be employed by us. No future grants will be made under the 1999 Plan. As of July 2, 2005 there were 0.7 million options issued and outstanding under the 1999 Plan.

Stock option transactions during fiscal years 2003, 2004 and 2005 are summarized as follows (in thousands, except price per share):

1999, 2000 and 2002 Plans	Options Available For Grant Under The Plans	Options Outstanding	Weighted Average Exercise Price
Common Share:
Balance June 29, 2002	2,613	9,608	$9.85
Shares reserved	3,673	—	—
Granted	(2,490)	2,490	21.62
Exercised	—	(3,390)	3.94
Terminated	667	(667)	16.08
Cancelled shares	(31)	—	—

Balance June 28, 2003	4,432	8,041	$15.72
Shares reserved	703	—	—
Granted	(1,321)	1,321	28.62
Exercised	—	(1,378)	8.09
Terminated	635	(635)	21.55
Cancelled shares	—	—	—

Balance July 3, 2004	4,449	7,349	$18.78
Shares reserved		—	—
Granted	(2,301)	2,301	20.00
Exercised	—	(600)	12.31
Terminated	689	(689)	22.91
Cancelled shares	—	—	—

Balance July 2, 2005	2,837	8,361	$19.21

As of July 2, 2005, options for 4.3 million shares were exercisable at exercise prices ranging from $0.1299 to $32.95 at an aggregate exercise price of $71.4 million. Income tax benefits attributable to non-qualified stock options exercised and disqualifying dispositions of incentive stock options are credited to equity when such options are exercised.

Options Outstanding				Options Exercisable
Range of Exercise Price	Outstanding as of 7/2/2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of 7/2/2005	Weighted Average Exercise Price
$ 0.00 - $3.53	794,668	4.3	$0.82	761,668	$0.86
$10.58 - $14.10	175,904	5.3	11.10	175,654	11.09
$14.10 - $17.63	273,525	5.6	16.83	238,525	16.94
$17.63 - $21.15	3,119,847	7.5	18.92	1,864,697	18.86
$21.15 - $24.68	3,082,625	8.3	21.97	978,344	22.10
$24.68 - $28.20	422,550	8.4	27.44	106,575	27.43
$28.20 - $31.73	333,000	8.3	29.64	95,000	29.53
$31.73 - $35.25	159,000	8.3	32.73	68,750	32.78

	8,361,119	7.5	$19.21	4,289,213	$16.65

The per share weighed-average fair value of stock options issued is as follows:

	2005	2004	2003
Option Price = FMV	$20.39	$18.59	$15.09
Option Price > FMV	—	—	—
Option Price < FMV	—	—	—

During fiscal year 2002, approximately 0.2 million shares were issued below fair market value. These shares were subsequently cancelled during fiscal year 2003. Prior to our Initial Public Offering (IPO), we issued options at what we believed was fair market value. As these options were granted within six months of our IPO, we recorded deferred compensation as the difference between the exercise price and our IPO price. We amortized the deferred compensation charge over the four-year vesting period of these options, ending in fiscal year 2004. Amortization for fiscal year 2004 was $0.7 million and for fiscal year 2003 was $0.5 million. Fiscal year 2003 includes a $1.3 million accelerated payout for the buyout of executive stock options.

During fiscal year 2005, we issued 33,000 shares of restricted stock, valued at $0.7 million. These shares will vest over 4 years, so we are amortizing the deferred compensation charge over that period. During fiscal 2005, we amortized $0.2 million for deferred compensation for these shares.

(15) Earnings Per Share

The calculations of earnings per share (EPS) follow (in thousands except per share amounts):

	Fiscal Years Ended
	July 2, 2005	July 3, 2004	June 28, 2003
Numerator:
Net income	$47,403	$78,515	$61,076

Denominator:
Weighted average shares used for basic income per share	70,197	70,358	67,898
Common stock options	912	2,220	2,666

Weighted average shares outstanding used for diluted income per share	71,109	72,578	70,564

Options to purchase 4.1 million, 0.6 million and 2.4 million shares of common stock, with average exercise prices of $20.73, $28.20 and $20.96 were outstanding during fiscal years 2005, 2004 and 2003, respectively, but were excluded from the diluted earnings per common share calculation because the options’ exercise prices were greater than the average market price of our common stock.

(16) Comprehensive Income (Loss)

Total comprehensive income (loss) is defined as the change in equity during a period from non-owner sources. The components of comprehensive income were as follows (net of income tax effect):

	Fiscal Years Ended
	July 2, 2005	July 3, 2004	June 28, 2003
Net income	$47,403	$78,515	$61,076
Unrealized gain (loss) on investments	(16)	—	—
Foreign currency translation adjustments:	(1)	5	1

Total comprehensive income	$47,386	$78,520	$61,077

Included in the reclassification adjustment, net, above are realized gains and losses on equity investments.

The components of accumulated other comprehensive income/(loss) were as follows (net of income tax effect):

July 2, 2005
Unrealized gain (loss) on available-for-sale investments	$(16)
Cumulative translation adjustments:	7

Total accumulated other comprehensive income (loss)	$(9)

(17) Business Segment and Geographic Information

Factors used in determining the reportable business segments include the nature of operating activities, existence of separate senior management teams, and the type of information presented to the company’s chief operating decision maker to evaluate all results of operations.

We operate and track our results in one operating segment. We design, develop and sell silicon timing devices for various electronics applications. The nature of our products and operating activities, as well as selling methods, is consistent among all of our products. We have one senior management team and the information is presented to the company’s chief operating decision maker to evaluate all results as one operating segment. All of our products are similar as they are sold for the purpose of sequencing and synchronizing electronic operations. Over 95% of the products are integrated circuits. Less than 5% of the products are based on surface acoustic wave technology.

Revenue and tangible long-lived assets by our geographic locations are as follows:

	Revenue by Geographic Location
	2005	2004	2003
North America – US	$63,071	$64,961	$58,940
North America – Non US	10,411	9,678	5,334
Asia-Pacific	81,215	99,473	92,803
Europe	13,100	13,993	17,670
Taiwan	75,313	84,035	67,015

	$243,110	$272,140	$241,762

	Tangible Long-Lived Assets
	2005	2004	2003
United States	$9,951	$11,004	$11,508
Singapore	10,095	8,925	4,959
Europe	—	2	7
Elimination of Intercompany	(630)	(677)	(725)

	$19,416	$19,254	$15,749

(18) Related Party Transactions

Michael A. Krupka and David Dominik, both of whom are directors of the Company, are members or general partners of certain investment funds associated with Bain Capital, LLC. Certain of these Bain Capital, LLC investment funds are also shareholders of STATSChipPac Ltd., one of our production vendors. Our orders to STATSChipPac totaled approximately $0.1 million for fiscal year 2005, $0.4 million for fiscal year 2004, and $0.5 million for fiscal year 2003.

In fiscal year 2001, we entered into an Investment and Stock Trade Agreement (the “Agreement”) with Maxtek Technology Co. Ltd (“Maxtek”), an international stocking representative in Taiwan and China. We invested $4.0 million and owned approximately 10% of Maxtek. The Agreement states that if Maxtek fails to successfully complete a public offering by December 5, 2005, we, at our sole option, have the right to demand immediate repurchase of all 4.0 million shares, at the original purchase price plus accrued annual interest (commercial rate set by the Central Bank of China) during the said period. In fiscal 2004 we sold 25% of our initial investment in Maxtek resulting in a gain of $0.3 million. In fiscal 2003 we sold 50% of our initial investment in Maxtek resulting in a gain of $0.6 million. As of July 2, 2005, we owned 1.3 million shares, or approximately, 2.3% of Maxtek. Maxtek represented approximately 25% of our sales for fiscal year 2005, 23% in fiscal year 2004 and 20% in fiscal year 2003. Additionally, sales to Lacewood Corporation, representing business into Hong Kong and China, and Magic Island International representing business in Korea, entities that are commonly controlled by the owners’ of Maxtek, were 10% and 6% of our sales in fiscal year 2005, respectively. Sales to Lacewood were 13% in fiscal year 2004 and 21% in fiscal year 2003. These international stocking representatives sell to approximately 103 OEM end customers.

(19) Litigation and Contingencies

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

(20) Subsequent Event

On August 31, 2005 we entered into a patent cross license agreement with Freescale Semiconductor, Inc. Upon the execution and delivery of the cross-license agreement, ICS agreed to pay to Freescale a non-refundable payment of $10.0 million. In addition, in connection with the execution and delivery of the cross-license agreement, ICS and Freescale entered into an option agreement, pursuant to which ICS has the option to purchase from Freescale certain of its assets for approximately $35.0 million. ICS has not yet exercised its option as of the date of the filing of this report but has a right to do so under the option agreement at any time until September 23, 2005.

(21) Quarterly Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended July 2, 2005 and July 3, 2004 (In thousands, except for EPS):

	Quarter Ended
	October 2, 2004	January 1, 2005	April 2, 2005	July 2, 2005	September 27, 2003	December 27, 2003	March 27, 2004	July 3, 2004
Revenue	$66,096	$60,628	$58,124	$58,262	$65,285	$69,565	$67,794	$69,496
Cost of sales	26,772	25,269	23,817	23,845	26,436	28,107	26,745	27,476
Gross Profit	39,324	35,359	34,307	34,417	38,849	41,458	41,049	42,020
Research and development	10,187	9,426	9,943	9,421	9,308	10,014	10,426	10,604
Operating income	11,081	15,319	13,694	11,271	19,751	21,806	21,515	21,703
Net income	10,149	13,980	13,007	10,267	17,281	18,652	18,546	24,036
Basic EPS	$0.14	$0.20	$0.19	$0.15	$0.25	$0.26	$0.26	$0.34
Diluted EPS	$0.14	$0.20	$0.18	$0.15	$0.24	$0.26	$0.26	$0.33

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended July 2, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the company’s internal control over financial reporting as of July 2, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of July 2, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of July 2, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this Annual Report on Form 10-K.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth brief biographical information for each director and executive officer of Integrated Circuit Systems, Inc. All directors of the Company hold office for their respective terms and until their successors have been elected and qualified.

Name	Age	Position
Hock E. Tan	53	Chief Executive Officer, President and Director
Justine F. Lien	43	Vice President and Chief Financial Officer
Dinh N. Bui	52	Vice President, Frequency Timing Group
Randall R. Frederick	50	Vice President, Video Business
Lewis C. Eggebrecht	61	Director
Henry I. Boreen	78	Director
David Dominik	49	Director
Michael A. Krupka	40	Director
John D. Howard	53	Director
Nam P. Suh, Ph.D.	69	Director
Russell G. Weinstock	62	Director

Hock E. Tan began serving as Chief Executive Officer and President and as a Director after the recapitalization of the Company in May 1999. Mr. Tan joined the Company in August 1994 and was appointed as Senior Vice President and Chief Financial Officer in February 1995. In April 1996, Mr. Tan was appointed to the additional post of Chief Operating Officer. Before joining our company, Mr. Tan was Vice President of Finance of Commodore International, Ltd. from 1992 to 1994. Mr. Tan has served as Managing Director of Pacven Investment, Ltd. from 1988 to 1992 and was Managing Director of Hume Industries (M) Ltd. from 1983 to 1988. His career also includes senior financial positions with PepsiCo, Inc. and General Motors Corporation. Mr. Tan holds an M.B.A. from Harvard Business School and an M.S./B.S. in Mechanical Engineering from Massachusetts Institute of Technology. Mr. Tan currently serves as a member of Class III of the Board of Directors, and his current term will expire at the annual meeting in 2006.

Justine F. Lien was appointed Chief Financial Officer after the recapitalization of the Company in May 1999 and has been with the Company since 1993. She has held titles including Director of Finance and Administration and Assistant Treasurer. Prior to joining the Company, Ms. Lien was employed by Smith Industries in various finance capacities. Ms. Lien holds a B.A. degree in Accounting from Immaculata College and is a Certified Management Accountant.

Dinh N. Bui joined ICS in May 1999 as Vice President of the Frequency Timing Group Business Unit. He was elected as an executive officer in July 2003. Prior to joining ICS, he was President and CEO of Phaselink Labs, the company he founded in 1991. From 1981 to 1991 he was at International Microcircuits, Inc., (IMI), where he provided special analog expertise for custom low power, communication and timing devices and managed development of timing devices for personal computers. Mr. Bui received an M.S.E.E. degree in Electrical Engineering from Catholic University of Leuven in Belgium in 1977.

Randall R. Frederick joined ICS in March 2000 as Director of Marketing. In October 2000, he was appointed Vice President, MicroClock Business Unit and was elected as an executive officer in July 2003. He was appointed to be the Vice President of the Video Business Unit in July 2004. Before

joining ICS, Mr. Frederick was Vice President of Engineering and Marketing at International Microcircuits, Inc., (IMI), from 1998-2000. Prior to IMI, he held both Director and Vice President positions for the Logic division at Integrated Device Technology, Inc. (IDT). He was with IDT from 1989-1998. Mr. Frederick has also been in product development and marketing at Fairchild Semiconductor, Inova Microsystems and Philips Semiconductor. Mr. Frederick has a B.S. in Electrical Engineering from the University of California at Davis and an MBA from California State University at San Jose. Mr. Frederick currently has over 25 years experience in the integrated circuits industry.

Lewis C. Eggebrecht has been a director since May 31, 2003. He served as Vice President and Chief Scientist of ICS from 1998 through May 30, 2003 and possesses over 30 years of experience in the integrated circuit and personal computer industries. Prior to his employment with the Company, Mr. Eggebrecht was Chief Architect for the Multimedia Products Group at Philips Semiconductor from 1996 to 1998 and was a senior engineer at S3 in 1996. Mr. Eggebrecht also held senior engineering positions at Commodore International, Franklin Computer and IBM. Mr. Eggebrecht holds numerous patents and industry awards and has authored over 25 articles for a variety of technical publications. Mr. Eggebrecht holds a B.S.E.E. degree from the Michigan Technological University and has accomplished advanced degree work at the University of Minnesota. Mr. Eggebrecht currently serves as a member of Class I of the Board of Directors, and is a candidate for re-election at the Annual meeting. If elected, Mr. Eggebrecht’s term will expire at the annual meeting in 2007.

Henry I. Boreen has been a director since December 1984 and Chairman of the Board of Directors from April 1995 to May 1999. He served as Interim Chief Executive Officer from March 1998 through October 1998. Since 1984, Mr. Boreen has been a principal of HIB International. Since 1987, Mr. Boreen has been Chairman of US Tech. Mr. Boreen served as Chairman of AM Communications, Inc., a manufacturer of telecommunications equipment from 1989 to 1999. Since 2000, Mr. Boreen has been Chairman of Combex, Inc., a software company, and since 2002, he has been the trustee of the Cardiovascular Foundation, which is a charitable trust. Mr. Boreen has over 35 years experience in the integrated circuits industry and was the founder and Chairman of Solid State Scientific, a semiconductor manufacturer. Mr. Boreen currently serves as a member of Class I of the Board of Directors, and is a candidate for re-election at the Annual meeting. If elected, Mr. Boreen’s term will expire at the annual meeting in 2007.

David Dominik has been a director since the recapitalization of the Company in May 1999. He has been a managing director of Golden Gate Capital, a private equity investment firm he co-founded, since 2000. He has also been a special limited partner of Bain Capital, LLC, a private equity investment firm since 2000. He was a managing director of Bain Capital, LLC from 1990 until March 2000. From 1986 to 1990, Mr. Dominik was a general partner of Zero Stage Capital, a venture capital firm focused on early-stage companies, and was Assistant to the Chairman of Genzyme Corporation, a biotechnology firm, from 1984 to 1986. From 1982 to 1984, he worked as a management consultant at Bain & Company, a consulting firm. Mr. Dominik also serves on the Board of Directors at Leiner, Inc. Mr. Dominik currently serves as a member of Class I of the Board of Directors, and is a candidate for re-election at the Annual meeting. If elected, Mr. Dominik’s term will expire at the annual meeting in 2007.

Michael A. Krupka has been a director since the recapitalization of the Company in May 1999. He joined Bain Capital in 1991 and has been a Managing Director since 1997. Prior to joining Bain Capital Inc., Mr. Krupka spent several years as a management consultant at Bain & Company where he focused on technology and technology-related companies. In addition, he has served in several senior operating roles at Bain Capital LLC portfolio companies. Mr. Krupka currently serves on the Board of Directors of US LEC Corporation. Mr. Krupka currently serves as a member of Class II of the Board of Directors, and his current term will expire at the annual meeting in 2005.

John D. Howard has been a director since the recapitalization of the Company in May 1999. He joined Bear Stearns in March of 1997 and is a Senior Managing Director and Chief Executive Officer of Merchant Banking. From 1990 to 1997, he was co-Chief Executive Officer of Vestar Capital Partners Inc., a private investment firm specializing in management buyouts. In addition, Mr. Howard was a Senior Vice President and partner of Wesray Capital Corporation, one of the foremost private equity sponsors and a pioneer of leveraged buyouts, from 1985 to 1990. Mr. Howard currently serves on the Board of Directors of Aeropostale, Inc., Nice-Pak Holdings Inc., and New York & Co. Mr. Howard currently serves as a member of Class II of the Board of Directors, and his current term will expire at the annual meeting in 2005.

Nam P. Suh, Ph.D. has been a director since November 2000. He is currently The Ralph E. and Eloise F. Cross Professor and Director at the Park Center for Complex Systems (formerly The Manufacturing Institute) at the Massachusetts Institute of Technology (“MIT”). He has been with the MIT faculty since 1970 and during this time, he served as the Head of the Department of Mechanical Engineering from 1991 to 2001. He was also the Founding Director of the MIT Laboratory for Manufacturing and Productivity, founder and Director of the MIT-Industry Polymer Processing Program, head of the Mechanics and Material Division of the Mechanical Engineering department, and a member of the Engineering Council of MIT. Between 1984 and 1988, he was appointed by President Ronald Reagan as Assistant Director for Engineering of the National Science Foundation, for which he received the Foundation’s Distinguished Service Award. He has authored over 300 papers, six books, and holds approximately 50 patents. Dr. Suh holds a B.S. and M.S. from MIT, and has received a Ph.D. from Carnegie Mellon University. In addition to many honors and awards from many countries, Dr. Suh also received three honorary doctorate degrees. Dr. Suh currently serves on the Board of Directors of Trexel, Inc., Tribotek, Inc., ParkerVision, Inc., Axiomatic Design Software, Inc., and Therma Wave, Inc. Dr. Suh currently serves as a member of Class III of the Board of Directors, and his current term will expire at the annual meeting in 2006.

Russell G. Weinstock has been a director since December 2004. Mr. Weinstock is a retired financial executive with more than 35 years experience in technology driven companies. He retired from Silicon Valley Group, Inc. in 2001 with 16 years of service, during the last 10 years of which he held the position of Vice President of Finance and Chief Financial Officer, prior to which he served as the Silicon Valley Group’s Corporate Controller. Over the preceding 20 years, Mr. Weinstock held various positions in financial management for CCT Corporation, Sperry Univac, RCA Corporation and Paper Manufacturer’s Company. Mr. Weinstock served on Juvenile Diabetes Research Foundation’s Silicon Valley Board of Directors from approximately mid 2001 until mid 2003. Mr. Weinstock received a B.S. in Accounting from Rider University in 1965.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and greater than 10% shareholders (“Reporting Persons”) to file reports of ownership (on Form 3) and periodic changes in ownership (on Forms 4 and 5) of Company securities with the Securities and Exchange Commission. Reporting Persons are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations of Reporting Persons that no other reports were required to be filed during the fiscal year ended July 2, 2005, all Section 16(a) filing requirements applicable to the Reporting Persons were complied within a timely manner during the last fiscal year.

Audit Committee

We have a standing Audit Committee (the “Audit Committee”), which, during fiscal 2005, was composed of Henry I. Boreen, John D. Howard, Nam P. Suh, Ph.D. and Russell G. Weinstock, each of whom is “independent” within the meaning of the applicable SEC and Nasdaq rules. Upon appointment of Russell G. Weinstock to the Audit Committee in December 2004 Henry I Boreen ceased to be a member of the committee.

Audit Committee Financial Expert

Our Board of Directors has determined that one member of our Audit Committee, Russell G. Weinstock, has the qualifications to be an “audit committee financial expert” as defined in the Securities and Exchange Commission’s rules and regulations and also meets the standards of independence adopted by the Securities and Exchange Commission for membership on an audit committee.

Code of Business Conduct and Ethics

The Board of Directors has adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees, including our Chief Executive Officer & President, our Chief Financial Officer, and our Vice Presidents. The Code of Business Conduct and Ethics is filed as an exhibit to our Form 10-K for the year ended July 3, 2004 and is posted in the “Investors” section of our web site at www.icst.com. We intend to satisfy the amendment and waiver disclosure requirements under applicable securities regulations by posting any amendments of or waivers to, the Code of Business Conduct and Ethics on our web site.

Item 11. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years ended July 2, 2005, July 3, 2004 and June 28, 2003, the compensation paid by the Company to those persons who were at any time during the last completed fiscal year, the Company’s Chief Executive Officer, and its next most highly compensated executive officers whose total annual salary and bonus was in excess of $100,000 for the last completed fiscal year.

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Securities Underlying Options(#)	All Other Compensation ($)(2)
Hock E. Tan CEO, President and Director	2005 2004 2003	340,569 334,517 310,408	144,544 247,031 196,312	3,750 125,000 —	9,441 12,460 11,529

Justine F. Lien Vice President and Chief Financial Officer	2005 2004 2003	206,220 199,135 193,995	46,746 91,350 80,496	4,000 — 100,000	10,464 11,499 11,575

Dinh N. Bui (3) Vice President, Frequency Timing Group	2005 2004	221,631 209,231	55,427 94,828	4,000 —	6,625 6,496

Randall R. Frederick (3) Vice President, Video Business Unit	2005 2004	215,815 209,231	31,991 94,049	34,000 —	10,926 11,678

(1)	Includes cash bonuses for services rendered in the applicable fiscal year.
(2)	Includes amounts contributed by the Company for fiscal year 2005: (i) under the Company’s 401(k) Plan as follows: Mr. Tan $8,938; Ms. Lien $9,960; Mr. Bui $6,121; and Mr. Frederick $10,422; and (ii) for premiums for a life insurance policy as follows: Mr. Tan $504; Ms. Lien $504; Mr. Bui $504; and Mr. Frederick $504.
(3)	Mr. Bui and Mr. Frederick were elected as executive officers in the 2004 fiscal year of the Company.

The following table sets forth the option grants during the fiscal year ended July 2, 2005 for the individuals named in the Summary Compensation Table.

OPTION GRANTS IN FISCAL YEAR ENDED JULY 2, 2005

	Individual Grants		Exercise or Base Price ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term ($)
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year			5%	10%
Hock E. Tan	3,750	0.17%	18.50	1/24/2015	43,630	110,566
Justine F. Lien	4,000	0.18%	18.50	1/24/2015	46,538	117,937
Dinh N. Bui	4,000	0.18%	18.50	1/24/2015	46,538	117,937
Randall R. Frederick	4,000	0.18%	18.50	1/24/2015	46,538	117,937
Randall R. Frederick	30,000	1.33%	21.36	8/5/2014	402,996	1,021,270

The following table sets forth aggregate option exercises during the fiscal year ended July 2, 2005 and option values for the individuals named in the Summary Compensation Table.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND

FISCAL YEAR END OPTION VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options At Fiscal Year End (#)	Value of Unexercised In-the-Money Options at Fiscal Year End ($)
			Exercisable/ Unexercisable	Exercisable/ Unexercisable
Hock E. Tan	50,000	1,037,290	268,958/125,000	1,932,771/38,438
Justine F. Lien	0	0	111,500/82,500	92,570/53,100
Dinh N. Bui	0	0	197,296/85,000	854,214/60,550
Randall R. Frederick	0	0	226,356/100,000	1,476,800/54,400

Compensation of Directors

The Company reimburses members of the Board of Directors for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. In addition, the Company compensates independent members of the Board of Directors with an annual stipend of $15,000 for services provided in such capacity, as well as $3,000 for each board meeting attended, and $2,000 for each committee meeting attended other than in conjunction with a full board meeting.

Executive Employment Agreements

In August 2003, the Compensation Committee approved an increase in the base salary of Hock E. Tan, as CEO and President, to $325,000 per year pursuant to an employment agreement that was entered into as of May 1999. In addition to his salary, Mr. Tan is eligible to earn an annual bonus of up to 150% of his base salary based upon our attaining certain performance targets established annually by the Board of Directors. Mr. Tan’s employment agreement may be terminated either by Mr. Tan’s resignation or by the Company, with or without cause. In the event the employment agreement is terminated without cause, or Mr. Tan resigns for good reason, the company is required to make severance payments to Mr. Tan in the amount of 125% of his then current base salary, plus any bonus earned, but unpaid (such bonus being prorated if Mr. Tan is terminated prior to the last day of the fiscal year) and health benefits. The foregoing severance payments are required to be made until twelve months following the termination.

In June 2005, Hock E. Tan entered into an agreement with IDT to act as Chairman of the IDT board of directors, which agreement is effective following the merger. Mr. Tan will serve as Chairman of the IDT board of directors for the two-year term of this agreement. Mr. Tan will also serve as an executive officer of IDT. During the first year of Mr. Tan’s employment, his primary responsibility will be to manage the transition and integration of ICS’s business and operations with the business and operations of IDT. Mr. Tan’s base salary pursuant to such agreement is $325,000 per year. Mr. Tan is eligible to earn an annual bonus of up to 75% of his base salary based upon his achievement of certain individual, unit and corporation-wide performance targets pursuant to IDT’s Incentive Compensation Plan and Mr. Tan is eligible to receive an option to purchase 200,000 shares of IDT common stock, in addition to the first and second replacement grants of options to purchase IDT common stock which will be granted for each of his ICS options which will be cancelled pursuant to the terms of the merger agreement, similar to all ICS optionees. This third stock option grant will vest, pursuant to Mr. Tan’s continued service with IDT, in two (2) equal annual installments upon Mr. Tan’s first and second anniversaries of his commencement of employment with IDT. Mr. Tan’s employment may be terminated without Cause by IDT, provided such termination is approved by no less than 75% of the members of the Board or by Mr. Tan for Good Reason (as such capitalized terms are defined by his employment agreement). In the event of such a termination without Cause, or resignation for Good Reason, IDT is required, upon Mr. Tan’s signing and not revoking a release of all claims against IDT, to make severance payments to Mr. Tan in the amount of 100% of his base salary, continue to pay health benefit premiums for Mr. Tan and his family for a maximum of twelve months and provide twelve months of accelerated vesting of his outstanding stock options.

In June 2005, Dinh Bui entered into an agreement with IDT to act as IDT’s Vice President Frequency Timing Group, which agreement is effective following the merger. Mr. Bui will serve as Vice President of IDT for the two (2) year term of this agreement. Mr. Bui’s base salary pursuant to such agreement is $251,538 per year. Mr. Bui is eligible to earn an annual bonus with a target rate of 30% of his base salary based upon his achievement of certain individual, unit and corporation-wide performance targets pursuant to IDT’s Incentive Compensation Plan and Mr. Bui is eligible to receive an option to purchase 100,000 shares of IDT common stock, in addition to the first and second replacement grants of options to purchase IDT common stock which will be granted for each of his ICS options which will be cancelled pursuant to the terms of the merger agreement, similar to all ICS optionees. This third stock option grant will vest, pursuant to Mr. Bui’s continued service with IDT, in three (3) substantially equal annual installments upon Mr. Bui’s second, third, and fourth anniversaries of his commencement of employment with IDT. Mr. Bui’s employment may terminate without Cause by IDT, or by Mr. Bui for Good Reason (as such capitalized terms are defined in his employment agreement). In the event of such a termination without Cause, or resignation for Good Reason, IDT is required, upon Mr. Bui’s signing and not revoking a release of all claims against IDT, to make severance payments to Mr. Bui in the amount of 100% of his base salary, continue to pay health benefit premiums for Mr. Bui and his family for a maximum of twelve months and provide twelve months of accelerated vesting of his outstanding stock options.

In June 2005, Randall Frederick entered into an agreement with IDT to act as IDT’s Vice President of Video, which agreement is effective following the merger. Mr. Frederick will serve as Vice President of Video of IDT for the two (2) year term of this agreement. Mr. Frederick’s base salary pursuant to such agreement is $244,419 per year. Mr. Frederick is eligible to earn an annual bonus with a target rate of 30% of his base salary based upon his achievement of certain individual, unit and corporation-wide performance targets pursuant to IDT’s Incentive Compensation Plan and Mr. Frederick is eligible to receive an option to purchase 100,000 shares of IDT common stock, in addition to the first and second replacement grants of options to purchase IDT common stock which will be granted for each of his ICS options which will be cancelled pursuant to the terms of the merger agreement, similar to all ICS optionees. This third stock option grant will vest, pursuant to Mr. Frederick’s continued service with IDT, in three (3) substantially equal annual installments upon Mr. Frederick’s second, third, and fourth anniversaries of his commencement of employment with IDT. Mr. Frederick’s employment may terminate without Cause by IDT, or by Mr. Frederick for Good Reason (as such capitalized terms are defined in his employment agreement). In the event of such a termination without Cause, or resignation for Good Reason, IDT is required, upon Mr. Frederick’s signing and not revoking a release of all claims against IDT, to make severance payments to Mr. Frederick in the amount of 100% of his base salary, continue health benefits for Mr. Frederick and his family for a maximum of twelve months and provide twelve months of accelerated vesting of his outstanding stock options.

ICS intends to pay Justine Lien, ICS’s Vice President of Finance and Chief Financial Officer, twelve months of severance and medical benefits following the termination of her employment following the merger and to pay her a bonus equal to $50,000 upon consummation of the merger.

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee of the Board of Directors are John D. Howard and Michael A. Krupka. Neither Mr. Howard nor Mr. Krupka is an officer or employee, or a former officer or employee, of the Company.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except for the summary of the Company’s equity compensation plans below, the information required under this item is hereby incorporated by reference from the Company’s Joint Proxy Statement/ Prospectus included as a part of the Form S-4 filed by Integrated Device Technology, Inc. with the Securities Exchange Commission on July 22, 2005 under the caption “ICS Security Ownership of Certain Beneficial Owners and Management.” A copy of the pertinent pages from such Form S-4 are filed as Exhibit 99.1 to this Form 10-K

The following table sets forth information as of the end of the Company’s 2005 fiscal year with respect to compensation plans under which the Company is authorized to issue shares.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in 1st column)
Equity compensation plans approved by security holders (1)	5,788,194	$17.3864	2,446,054
Equity compensation plans not approved by security holders (2)	2,572,925	$23.3157	390,700

Total	8,362,119	$19.2114	2,835,754

(1)	These plans consist of: 1999 Stock Option Plan, Executive Stock and Option Agreements, Executive Stock Purchase Agreement, 2000 Long-Term Equity Incentive Plan and 2000 Employee Stock Purchase Plan.
(2)	This consists of 2002 Employees’ Equity Incentive Plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Orders Placed with Affiliate of Directors

Michael A. Krupka and David Dominik, both of whom are directors of the Company, are members or general partners of certain investment funds associated with Bain Capital, LLC. Certain of these Bain Capital, LLC investment funds are also shareholders of STATSChipPac Ltd., one of our production vendors. Our orders to STATSChipPac totaled approximately $0.1 million for fiscal year 2005, $0.4 million for fiscal year 2004 and $0.5 million for fiscal year 2003 and were on market terms.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year 2005, the Company retained as independent registered public accounting firm, PricewaterhouseCoopers LLP, to provide services as set forth below.

Auditor Fees and Services

The aggregate fees incurred by the Company with PricewaterhouseCoopers LLP for the annual audit and other services for the fiscal years ended July 2, 2005 and July 3, 2004 were as follows:

Fee Category	Fiscal 2005 Fees ($)	Fiscal 2004 Fees ($)
Audit Fees (1)	1,209,700	310,000
Audit-Related Fees (2)	239,800	49,800
Tax Fees (3)	3,700	8,000
All Other Fees (4)		—
Total Fees	1,453,200	367,800

(1).	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s financial statements and for reviews of the interim financial statements included in the Company’s quarterly reports on Form 10-Q.
(2).	Audit-Related Fees consist of fees billed for professional services rendered for audit-related services including consultations on other financial accounting and reporting related matters. 2005 fees include services rendered in connection with mergers and acquisitions.
(3).	Tax Fees consists of fees billed for professional services relating to tax compliance and other tax advice.
(4).	All Other Fees consist of fees billed for all other services.

Pre-Approval Policy

All audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by PricewaterhouseCoopers LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s pre-approval policies and procedures provide for pre-approval of audit, audit-related, tax services and other services. Unless a type of service to be provided by the independent public accountants has received general pre-approval, it will require specific pre-approval by the Audit Committee. Any proposed services exceeding pre-approved fee levels require specific pre-approval by the audit committee. The pre-approval fee levels for all services to be provided by the independent public accountants are established annually by the Audit Committee.

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

SCHEDULE II

INTEGRATED CIRCUIT SYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years ended July 2, 2005, July 3, 2004, and June 28, 2003

(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses*	Deductions**	Balance at End of Period
Year ended July 2, 2005:
Valuation reserves:
Doubtful accounts	$423	$(51)	$18	$354
Returns and allowances	1,069	1,574	—	2,643
Inventory reserve	6,714	2,635	2,248	7,101
Deferred tax valuation	3,719	1,346	436	4,629
Year ended July 3, 2004:
Valuation reserves:
Doubtful accounts	$795	$(44)	$328	$423
Returns and allowances	1,219	(150)	—	1,069
Inventory reserve	8,490	(26)	1,750	6,714
Deferred tax valuation	7,102	—	3,383	3,719
Year ended June 28, 2003:
Valuation reserves:
Doubtful accounts	$1,279	$93	$577	$795
Returns and allowances	748	471	—	1,219
Inventory reserve	8,084	891	485	8,490
Deferred tax valuation	6,942	160	—	7,102

*	Additions include the inclusion of Micro Networks Corporation reserves after the acquisition on January 4, 2002.
**	Deductions include adjustments to the reserves, as well as write-offs.

Index to Exhibits

The following exhibits are filed as part of, or incorporated by reference into this report.

*2.1	Agreement and Plan of Merger, dated June 15, 2005, by and among Integrated Device Technologies, Inc., Colonial Merger Sub I, Inc. and Integrated Circuit Systems, Inc. (Exhibit 2.1 to the Form 8-K filed June 16, 2005).

*3.1	Amended and Restated Articles of Incorporation of the Company (Exhibit 3.1 to the Form 10-Q for the quarter ended December 30, 2000).

*3.2	Amended and Restated By-laws of the Company (Exhibit 3.2 to the Form 8-K filed December 29, 2004).

*10.1	Integrated Circuit Systems, Inc. 1999 Stock Option Plan (Exhibit 10.4 to the Registrant’s Form S-4, registration number 333-88607 [the “1999 Form S-4”]).

*10.2	Lease, dated as of January 29, 1999 between BET Investments IV and the Company (Exhibit 10.6 to the 1999 Form S-4).

+*10.3	Executive Stock and Option Agreements, dated May 11, 1999, among the Company, Lewis C. Eggebrecht and Hock E. Tan (Exhibit 10.9 to the 1999 Form S-4).

+*10.4	Deferred Compensation Agreements, dated May 11, 1999, among the Company, Lewis C. Eggebrecht and Hock E. Tan (Exhibit 10.10 to the 1999 Form S-4).

+*10.5	Employment, Confidential Information and Invention Assignment Agreement between the Company and Hock E. Tan (Exhibit 10.12 to the 1999 Form S-4).

*10.7	Registration Agreement, dated as of May 11, 1999, among the Company, Bain Capital Fund VI, L.P., BCIP Trust Associates II, BCIP Trust Associates II-B, BCIP Associates II, BCIP Associates II-B, BCIP Associates II-C, PEP Investments PTY Ltd., Randolph Street Partners II, Randolph Street Partners 1998 DIF, L.L.C., ICST Acquisition Corp., Hock E. Tan, Lewis C. Eggebrecht and Integrated Circuit Systems Equity Investors, L.L.C (the “Registration Rights Agreement”) (Exhibit 10.14 to the 1999 Form S-4).

*10.8	Amendment No. 1 to the Registration Rights Agreement, dated December 29, 1999 (Exhibit 10.17 to the 2000 Form S-1).

+*10.9	Executive Stock Purchase Agreement, dated as of May 11, 1999, between the Company and Hock E. Tan (Exhibit 10.15 to the 1999 Form S-4).

+*10.12	Employment Agreement, dated as of May 11, 1999, between the Company and Hock E. Tan (Exhibit 10.19 to the 1999 Form S-4).

+*10.13	Non-Compete Agreement, dated as of May 11, 1999, between the Company and Hock E. Tan (Exhibit 10.20 to the 1999 Form S-4).

*10.14	Lease Agreement, dated June 13, 1988, between VLSI Design Associates and The Sobrato Group (Exhibit 10.27 to the Registrant’s registration statement, No. 33-54142, on S-4, filed November 3, 1992).

*10.15	Lease between Turtle Beach Systems, Inc. and Winship Land Associates III, dated May 28, 1993 (Exhibit 10.27 to the Registrant’s 1993 Annual Report on Form 10-K [the “1993 Form 10-K”]).

*10.16	First Amendment to lease, dated as of May 13, 1993, between the registrant and The Sobrato Group (Exhibit 10.28 to the 1993 Form 10-K).

*10.17	Wafer purchase contract, dated as of October 12, 1994, between the Company and American Microsystems, Inc. (Exhibit 10 to the Registrant’s Form 10-Q for the quarter ended September 30, 1994).

*10.18	Agreement, dated as of November 21, 1994, between the Company and Edward H. Arnold (Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended December 30, 1995).

*10.19	Wafer purchase contract, dated as of November 8, 1995, between the Company and Chartered Semiconductor Manufacturing PTE. Ltd. (Exhibits 10(a) and 10(b) to the Registrant’s Form 10-Q for the quarter ended December 30, 1995).

+*10.20	2000 Long Term Equity Incentive Plan (Exhibit 10.1 and 10.2. to the Registrant’s Form 10-Q for the quarter ended October 2, 2004).

*10.21	Employee Stock Purchase Plan (Exhibit 10.34 to the 2000 Form S-1).

*10.23	Revolving Credit Loan Agreement, dated as of June 23, 2000, among the Company, ICST, Inc., ICS Technologies, Inc., Integrated Circuit Systems PTE, Ltd. and First Union National Bank (Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended December 30, 2000).

10.24	Indemnification Agreement dated May 22, 2000 between Integrated Circuit Systems, Inc. and Lewis C. Eggebrecht (pursuant to instruction 2 to Item 601 of Regulation S-K, the Indemnification Agreement, which is substantially identical in all material respects except as to the parties thereto and the date thereof, between the Company and the following individual, is not being filed: Henry I. Boreen).

10.25	Indemnification Agreement dated December 27, 2004 between Integrated Circuit Systems, Inc. and Russell G. Weinstock (pursuant to instruction 2 to Item 601 of Regulation S-K, the Indemnification Agreement, which is substantially identical in all material respects except as to the parties thereto and the date thereof, between the Company and the following individual, is not being filed: Hock E. Tan, Justine F. Lien, David Dominik, Michael A. Krupka, John D. Howard, Nam P. Suh, Ph.D.)

*10.26	2002 Employees’ Equity Incentive Plan (Exhibit 4.3 to the Registrant’s Form 8-K filed February 10, 2003).

*10.27	Form of Voting Agreement, dated June 15, 2005, by and among a stockholder of Integrated Circuit Systems, Inc. and Integrated Device Technologies, Inc. (Exhibit 10.1 to the Form 8-K filed June 17, 2005).

*10.28	Form of Voting Agreement, dated June 15, 2005, by and among a stockholder of Integrated Device Technologies, Inc. and Integrated Circuit Systems, Inc. (Exhibit 10.2 to the Form 8-K filed June 17, 2005).

*14.1	Registrant’s Code of Business Conduct and Ethics (Exhibit 14.1 to the Registrant’s Form 10-K for the fiscal year ended July 3, 2004).

*21.1	Subsidiaries of the Registrant (Exhibit 21.1 to the Registrant’s Form 10-K for the fiscal year ended July 3, 2004).

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hock E. Tan.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Justine F. Lien.

99.1	ICS Security Ownership of Certain Beneficial Owners and Management

*	Incorporated by reference
+	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(c) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED CIRCUIT SYSTEMS, INC.

Date: September 2, 2005	By:	/s/ Hock E. Tan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

INTEGRATED CIRCUIT SYSTEMS, INC.

Date: September 2, 2005	By:	/s/ Hock E. Tan
Hock E. Tan, Chief Executive Officer, Director

Date: September 2, 2005	By:	/s/ Justine F. Lien
Justine F. Lien, Vice President, Chief Financial
& Accounting Officer

Date: September 2, 2005	By:	/s/ Henry Boreen
Henry I. Boreen, Director

Date: September 2, 2005	By:	/s/ David Dominik
David Dominik, Director

Date: September 2, 2005	By:	/s/ Michael A. Krupka
Michael A. Krupka, Director

Date: September 2, 2005	By:	/s/ John Howard
John Howard, Director

Date: September 2, 2005	By:	/s/ Nam P. Suh
Nam P. Suh, Director

Date: September 2, 2005	By:	/s/ Lewis Eggebrecht
Lewis Eggebrecht, Director

Date: September 2, 2005	By:	/s/ Russell Weinstock
Russell Weinstock, Director